Form 10KSB
period 1996-04-30
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1996-07-26
CIK 914398

                    U.S. Securities and Exchange Commission
                                Washington, D.C.

                                  FORM 10-KSB

(Mark One)
         [X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the Fiscal year ended     April 30, 1996
                                             -------------------
         [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from             to
                                                -----------    ------------

                 Commission file number     0-22760
                                         ----------------------------------
                        Airport Systems International, Inc.
- ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Kansas                           48-1099142
            -----------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

              11300 West 89th Street, Overland Park, Kansas  66214
        ------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Issuer's telephone number         (913) 495-2600
                          ------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:      None
Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $.01 par value
- --------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No _____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

         State issuer's revenues for its most recent fiscal year. $14,227,000
                                                                 --------------

         The aggregate market value of the voting stock held by non-affiliates of the issuer on June 3, 1996, based upon the average bid and ask prices for such stock on that date was $12,825,375. The number of shares of Common Stock of the issuer outstanding as of June 3, 1996 was 2,230,500.

         Documents incorporated by reference:
                 - Portions of the Annual Report to Shareholders for the year ended April 30, 1996, are incorporated by reference into
                   Part II.
                 - Portions of the Proxy Statement for Airport Systems
                   International, Inc. (the Company) 1996 Annual Meeting of Shareholders to be held September 10, 1996, are incorporated by reference into Part III.

                                     Part I

Item 1.  DESCRIPTION OF BUSINESS

(A)    BUSINESS DEVELOPMENT

The Company's revenues are generated principally from sales of its products and services to government agencies internationally and in the United States. The products are sold directly to such agencies or through prime contractors for integration into systems procured by those agencies. The Company's sales are largely dependent upon government construction and procurement contracts. The majority of the Company's revenues in any single quarter is typically derived from relatively few customers and quarterly revenue will, therefore, fluctuate based on a number of factors, including the timing and magnitude of orders, customer installation schedules, and political and economic factors.

Sales are typically made pursuant to fixed price contracts and cost overruns, if any, are assumed by the Company. Historically, the Company has not had any contracts which have required significant product development efforts, however, the Company may, in the future, enter into fixed price contracts which require significant product development efforts. See "Certain Factors That May Effect Future Results - Dependence on Fixed Price Contracts."

Generally, the time from when an order is accepted until the first equipment is shipped is approximately six months. Training is normally completed during the production of the equipment. Final acceptance of the installed equipment (and thus completion of the installation portion of the contract) normally occurs two to four months after the equipment is shipped. Installation time can vary, however, with weather and site conditions, and the progress of other portions of the construction project into which the Company's products are incorporated. The Company generally provides a limited product warranty with its equipment. Warranty costs are tracked by the Company and have historically not varied materially from management's estimates.

The Company was incorporated on May 1, 1991, by Allsop Venture Partners III, L.P. ("AVP"), Kansas Venture Capital, Inc. ("KVCI") and Fernau Holdings, Ltd. ("FHL"), a United Kingdom-based navaids manufacturer, for the purpose of acquiring substantially all of the assets (the "Acquisition") of Aviation Systems, Inc. ("Aviation"). At the time of the Acquisition, Aviation was a debtor in possession in a Chapter 11 bankruptcy proceeding pending in the United States Bankruptcy Court for the District of Kansas (the "Bankruptcy Proceeding"). The Bankruptcy Proceeding was filed by Aviation on October 17, 1990. On May 7, 1991, a final order was issued in the Bankruptcy Proceeding authorizing the sale of certain of Aviation's assets to the Company free and clear of liens and interests. The closing of the Acquisition occurred on May 21, 1991, and the Company commenced operations on May 22, 1991.

Following the Acquisition, the Company has engaged in the design, manufacture, marketing and installation of ground- based navaids. Navaids provide enroute and approach to landing guidance to aircraft, allowing them to safely navigate and land in poor visibility conditions. Navaids are required by the United States Federal Aviation Administration ("FAA") and the International Civil Aviation Organization ("ICAO") regulations at all airports in the world that conduct all-weather operations. In September, 1991, Mr. Keith Cowan, the Company's President and Chief Executive Officer, commenced employment with Airport Systems. During its first fiscal year following the Acquisition, the Company recruited an experienced management team, developed domestic and international marketing and distribution networks, made significant design improvements to the products acquired in the Acquisition, instituted a total quality management system, and enhanced the credibility of the Company with customers and vendors.

The Company completed an initial public offering on November 30, 1993, at which time 1,550,000 shares of common stock were sold, including an over-allotment of 150,000 shares, 700,000 shares being sold by the Company and 850,000 shares being sold by certain existing stockholders.

In September 1994, the Company acquired from Vomar International, Inc. and Vomar Products, Inc. ("Vomar") certain contracts, inventories, machinery, and intangibles relating to the Vomaglow line of airfield signage used to direct aircraft along runways, taxiways and to terminals. The Company has been engaged in the design, manufacture, marketing, and installation of airfield signage subsequent to this date.

(B)  BUSINESS OF THE COMPANY

Products, Markets and Distribution

The Company's primary products are Instrument Landing Systems (ILS), Very High Frequency Omni-Range Transmitter (VOR), Distance Measuring Equipment (DME), and Airfield Signage. ILS, VOR, and DME's are generally referred to as navaids. Navaid products, such as those manufactured by the Company, are an integral part of the air traffic control system used worldwide for navigation of aircraft operating in Instrument Meteorological Conditions (IMC) under Instrument-flight Rules (IFR). Signals generated by these products are received by electronic avionics equipment installed in all aircraft equipped for IFR. The avionics include cockpit displays which provide navigational guidance to the pilot. Most navaids are radio frequency devices which use measurement of angles and distance to establish aircraft position coordinates.

An ILS system provides the close-in navigation support to an aircraft during the approach to landing phase. An ILS consists of three separate navaids: the localizer provides lateral guidance to the left and right of the runway centerline; the glide-slope provides vertical guidance above and below a glidepath which intersects the runway touchdown point at about a three degree angle; and between one and three marker beacon transmitters provide indication of the aircraft's position at specific points on the approach path. The Company manufactures and sells null reference and capture effect ILS configurations, offering both single and dual transmitters. The null reference configuration is less expensive, while the capture effect configuration is used when difficult terrain conditions are present near the runway. Single transmitter systems prevail in the United

States, while dual systems are generally required at international sites to provide redundancy.

An ILS is certified for use according to criteria which specify the applicable landing decision height which is required for a particular approach procedure. Decision height is that point above the approach end of the runway at which the pilot must either establish positive visual contact with the runway, or execute a missed approach. Category I ILS permits a landing decision height of 200 feet; Category II ILS permits a landing decision height of 100 feet; and Category III ILS permits a landing decision height of 50 feet or less. The Company produces Category I and II ILS.

VOR, in combination with DME, provide the principal means for enroute navigation currently used in the air traffic control system. A VOR located either at an airport or at enroute points between airports provides a line of bearing from a ground station to an aircraft based on 360 specific radials (each radial representing a point on the compass). Position accuracy is a function of range from the ground station, since a VOR provides angular bearings with an accuracy of plus or minus one degree. The Company offers both conventional and doppler effect VOR. A doppler effect VOR typically is used where difficult terrain conditions can affect signal quality.

A DME provides distance measurement from the aircraft to the DME with an accuracy of approximately 500 feet. A DME uses a pulsed system, like radar, in which the ground-based DME station replies with a pulse to an interrogating signal received from an aircraft. The distance is computed by measuring the time between signals. The Company manufactures and sells a low power DME for use at airports and a high power DME for use enroute. A DME can be used in place of marker beacons in an ILS to provide distance information to the pilot.

Airfield signage is used to direct aircraft along runways, taxiways, and to terminals. The signs offer value-added design features, which reduce airfield activity disruption, and readily adapt to all categories and sizes of airports. The signs incorporate a unique two-post swinging design, which reduces damage from jet blasts and lowers installation costs when compared with traditional fixed-position signs.

The Company serves three primary markets: international; United States non-federal; and the United States government.

The international market consists of all sales where the installation of the Company's products is outside the United States. Almost all countries have civil aviation authorities which regulate the airways within their borders and procure equipment for their air traffic control systems and airports. The Company sells either directly to these international organizations through a network of representatives and distributors, or through prime contractors. The Company has over 41 independent sales representatives representing over 47 countries. The Company's international sales were 72% and 74%, of total sales for the fiscal years ended April 30, 1996, and 1995, respectively.

The United States non-federal market is comprised primarily of state and local governmental entities which have responsibility for airport development, improvement and management. The Company either contracts directly with the governmental entity constructing or improving an airport for the navaids portion of the project, or acts as a subcontractor to a prime contractor. The Company's United States non-federal sales were 23% and 13%, of total sales for the fiscal years ended April 30, 1996, and 1995, respectively.

The United States government market includes all governmental agencies which have a need for navaid products for installation in the United States. The primary customer for Airport Systems in this market is the FAA. The Company's sales to the United States Government were approximately 5% and 13%, of total sales for the fiscal periods ended April 30, 1996, and 1995, respectively. The Company has, to date, approached this market as both a subcontractor and direct provider.

Status of Publicly Announced New Product

Satellite-based navigation systems for aircraft navigation and landing is an emerging technology in the navaids industry. The Global Positioning System ("GPS"), controlled jointly by the Department of Defense and Department of Transportation, uses 24 orbiting satellites and is the only such system currently operating. Approach-to-landing satellite guidance, however, is currently affected by accuracy and integrity limitations.

The Company entered into a strategic alliance during fiscal 1995 with a leading manufacturer of military global positioning system products, Interstate Electronics Corporation ("Interstate"). The Company is jointly developing with Interstate a Differential Global Positioning System ("DGPS") that measures GPS signal errors from a precisely known ground location and transmits corrections to approaching aircraft. As part of a contract awarded in 1995 by Crossair AG, a subsidiary of Swissair, and Swisscontrol, the Company has installed a preliminary ground station at Lugano Switzerland; and initial flight testing has begun. The basic design work for the final system has been completed, and the Company and Interstate are currently engaged in integrating hardware and software components. Testing of precision approaches using the completed system is expected to begin late in calendar 1996, with commissioning anticipated soon thereafter.

Competition

The Company competes against several large multi-national companies which provide a broad spectrum of products and which serve a wide customer base.
Most contracts in the navaid and sign markets are awarded through a sealed bid or competitive request for proposal process. The principal competitive factors in these markets are (i) product conformance with FAA and ICAO specifications,
(ii) quality of product manufactured and ease of customer usability and maintenance, (iii) delivery time, (iv) customer training and support, and (v) price. To date, the international and United States non-federal markets have accounted for a substantial portion of the Company's revenues. It is the Company's belief that significant barriers to entry into the markets for its existing products are presented by the difficulty and expense of developing the products and obtaining FAA and ICAO approvals.

The Company's principal navaid competitor in the United States non-federal market is Wilcox Electric Company, which is, to the Company's knowledge, the only other United States manufacturer of ground-based Navaids of the type sold by the Company that has products certified for use in AIP funded projects.

To date, the Company is unaware of any DGPS equipment that has been certified for use by commercial aviation either domestically or internationally. The Company is aware of a number of major electronic and air traffic control equipment manufacturers who have publicly announced they are pursuing development of DGPS equipment. The Company is unable to determine the extent to which these potential competitors will effect the competitive future of the DGPS product.

The Company has several competitors both domestically and internationally in airfield signage. Domestically, the Company's primary competitors are ADB Alnaco (a division of Siemens, Inc.), Crouse Hinds (a division of Cooper Industries) and Standard Signs, Inc. (a privately held company). Internationally, the Company competes primarily against ADB Alnaco and local indigenous sign manufacturers.

Sources and Availability of Raw Materials and Principle Suppliers

Raw materials used in the manufacture of the Company's products are readily available from a number of sources in the United States.

Dependence on One or a Few Major Customers

The Company had sales to two customers which, in the aggregate, accounted for 33% of total sales in fiscal 1996, and sales to one different customer which accounted for 32% of total sales in fiscal 1995. Because of the nature of the Company's business, it is possible that future revenues could be dependent on one or a few major customers.

Patents, Trademarks, Licenses

The Company holds no United States or foreign patents. The Company's only trademark is the "AIRPORT SYSTEMS" name and design which is registered with the United States Patent and Trademark office. The Company's material intellectual property consists of drawings, plans, software, specifications and engineering and manufacturing know how which the Company maintains as confidential proprietary information. In November, 1992, the Company paid Fernau Avionics, Ltd. $217,225 for an irrevocable, fully transferrable, non-exclusive perpetual royalty-free license to manufacture, sell and maintain products using DME technology owned by FAL, replacing an earlier license agreement. In addition, the Company's strategic alliance with Interstate for the development and sale of DGPS equipment provides that each party shall develop and own certain intellectual property which is incorporated into the DGPS equipment.
Generally, the Company's portion is focused on radio frequency transmission and reception, and Interstate's portion is focused on differential correction software and hardware.

Government Approvals

All navigation aids to be installed in the United States, whether purchased by airport owners, local or state governments or the FAA, require FAA and United States Federal Communications Commission ("FCC") approval. The Company has received all applicable FCC approvals for the products it sells in the United States.

FAA approval takes different forms depending on how the equipment is procured. When the FAA purchases equipment it typically issues a detailed specification describing the functional performance requirements, and the design and production methods. FAA design and production requirements historically have contained more detailed specifications than those required in the international and the United States non-federal markets, resulting in products which are more costly to produce. The Company has not yet participated in FAA sponsored design and production contracts.

Local or state governments typically procure equipment in accordance with the technical requirements of FAA Federal Airways Regulations ("FAR") Part 171. FAR Part 171 is a functional performance requirement which does not include specific design and construction methods. Because no design or construction specifications are required to be met, products sold in the United States non-federal market cost less than similar products procured by the FAA. The types of ILS, VOR and DME sold by the Company in the United States non-federal market have been approved in accordance with FAR Part 171 by the FAA.

In addition, certain local or state airport projects for which the Company contracts are partially funded by the Airport Improvement Program ("AIP"), a United States government trust-fund program funded by airport user fees. When ILS or DME equipment are procured under a program funded by the AIP, the buyer of the equipment typically transfers ownership, maintenance and operation of the equipment to the FAA after installation is complete. There is an additional FAA approval process required for AIP funded contracts which requires demonstration that the FAA can successfully maintain and operate the equipment. The Company's ILS and DME products are approved by the FAA for AIP funded contracts. To the Company's knowledge, there is only one other company in the United States with approval to supply ILS and DME equipment for AIP funded contracts.

The ICAO is a United Nations chartered organization which establishes international standards for navigation equipment, and member countries' navaids must conform with ICAO functional standards. Equipment for international procurement normally is tested after installation to insure conformance with ICAO standards. In some cases, international programs may require proof of FAA FAR 171 approval prior to bid. Airfield signage must meet the requirements of FAA Circular AC150/5345-44F. The Company's airfield signage line meets these requirements.

Effect of Existing or Probable Governmental Regulations on the Business

The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health. The Company has not experienced significant difficulty in complying with such regulations and compliance has not had a material impact on the

Company's business or its financial results.

Research and Development

During fiscal 1996, approximately 42% of the Company's engineering staff time was spent on research and development activities, none of which was borne by the customer. In fiscal 1995, the amount of engineering time spent on research and development was 32%, none of which was borne by the customer.

Total Number of Employees

At April 30, 1996, the Company had 98 full time employees. Of these, 52 are engaged in manufacturing, 6 in sales and marketing, 18 in engineering, 6 in quality assurance and 16 in administration. The Company's employees are not represented by a labor organization.

Certain Factors That May Effect Future Results

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below and the factors and conditions which are described under the headings "Backlog," and "Quarterly Results" in the discussion of "Results of Operations" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 6 of this Form 10KSB, as well as those which have been included in other documents the Company files from time to time with the Securities and Exchange Commission including the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Emerging Technology - The Company's products are based upon proven ground-based radio technology which has been the standard for navaids worldwide and is the technology used in the vast majority of navaids currently in service. However, currently there are potentially competitive technologies being procured or actively considered by the

FAA, ICAO and civil aviation authorities around the world, the most significant of which is GPS. Based on future FAA, ICAO and other civil aviation authorities' actions with regard to satellite technologies, the long-term ability of the Company to compete successfully will depend in large measure on its ability to acquire or develop products which are compatible with
technological changes and advances in the navaids industry.          The
Company's ability to develop a GPS-based landing system depends to some degree on the success of a teaming agreement it has entered into with Interstate Electronics Corporation. See "Business of the Company - Status of Publicly Announced New Product."

Competition - The Company is in direct competition with one other supplier of navaids in the United Sates. This competitor, Wilcox Electric, Inc. ("Wilcox"), is a subsidiary of Thomson-CSF, a French defense and electronics company partially owned by the French government. Thomson-CSF has substantially greater resources than the Company, and Wilcox has been, for many years, the principal supplier of navaids to the FAA. In the international market, there are several foreign competitors for one or more of the products produced by the Company, most of which are substantially larger and have greater resources than the Company. See "Business of the Company - Competition."

The market potential for satellite based landing systems has resulted in alliances being formed between industry participants and companies not historically involved in ground-based navigation and may over time result in additional competitors.

Dependence on FAA Approvals - The Company's products used in the United States' national airspace system have been approved by the FAA. These approvals are required in order for the Company to sell its navaids to public use airports in the United States. Furthermore, although not specifically required, FAA approval of the Company's navaids is a very strong selling point in international sales. While the Company has no reason to expect withdrawal of FAA approvals of the Company's navaids, withdrawal of any such approvals would have an adverse impact on the ability of the Company to sell its products both domestically and internationally. See "Business of The Company - Government Approvals."

Product Liability - The Company currently carries a $50 million product liability insurance policy, however, it is possible that judgment in an amount greater than the policy limits could be awarded in the event the Company's equipment was found to have been a contributing cause to an aircraft crash. Any judgment in excess of the Company's product liability insurance limits could have a material adverse effect on the Company.

The United States Dollar Exchange Rates - The Company competes internationally with competitors from Europe and Japan and is thus subject to the effects of changes in United States dollar exchange rates. To date, this has not had an adverse effect on the Company's ability to compete for international projects. If the United States dollar gains strength against the currencies of its principal competitors, it could impede the marketing of the Company's products by making them relatively more expensive in international markets compared to competitors' products. The Company's contracts are denominated in

United States dollars.

Dependence on Key Personnel - The future success of the Company is highly dependent upon several executive officers. The Company has signed employment agreements with four executives and has purchased key man life insurance on five executive officers. There can be no assurance that the loss of any one of these individuals would not have a material adverse effect on the Company's operations or profits. See "Executive Officers of the Company."

Possible Volatility of Stock Price - Company's Trading Volume Historically Limited - The trading price of the Common Stock could be subject to significant fluctuations in response to announcements of developments related to the Company's business, the Company's financial results, general conditions in the industry, the United States dollar exchange rates and the general economy. Historically, the trading volume of the Company's Common Stock on the NASDAQ National Market has been limited due to the relatively few number of shareholders and shares outstanding.

Dependence on Fixed-Price Contracts - Sales are typically made pursuant to fixed price contracts and cost overruns, if any, are assumed by the Company. Revenues from fixed-price contracts are recognized using percentage-of-completion units of delivery method. Revisions in revenue and profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable. Therefore, adjustments for profits or losses may have a material effect on results for the quarter in question. The risks inherent in fixed-price contracts include the forecasting of costs and schedules, while the recognition of contract revenues relates to delivery of equipment and completion of contract services.

Competitive Bidding - Airport Systems generally obtains its contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted or, if accepted, that awarded contracts will generate sufficient revenues to result in profitability for the Company. To the extent that actual costs exceed the projected costs on which bids or contract prices were based, the Company's profitability could be materially adversely affected.

Additional Financing Requirements - Although at April 30, 1996 the Company had $621,000 in cash, the financing requirements of all of the various opportunities it is currently considering, if funded solely by the Company may exceed this amount. This includes working capital to meet current and future contract obligations as well as funding for product expansion either through acquisition or internal development. The extent of such total capital requirements cannot be quantified at this time since many of these opportunities are at an early stage of consideration. In order to fully fund all such projects, the Company may need to issue debt or equity securities or engage in other financing activities. There can be no assurance that such financing will be available on favorable terms or on a timely basis, if at all. Any issuance of equity securities by the Company may result in a dilution of shareholders' equity. In addition, additional debt may have an adverse impact on operating results.

Item 2.   DESCRIPTION OF PROPERTY

Real Estate. The Company conducts all of its navaid and administrative operations from its facility at 11300 West 89th Street in Overland Park, Kansas, which consists of approximately 50,000 square feet. Approximately 26,000 square feet is used for manufacturing, approximately 17,000 is used for engineering and training, while the remaining 7,000 square feet is used for administration and marketing. The building and the seven acres on which it is located are owned by the Company, subject to a mortgage due June, 2011. The principal balance of the mortgage at April 30, 1996, was $1,237,000, with a final payment of approximately $788,200 due on the due date assuming no prepayments. The Company believes that its existing facility provides adequate capacity for growth for the foreseeable future. No specific plans have been formed at the present time for expanding the facility, however, the Company believes that it has a range of suitable alternatives for future expansion.

The Company conducts production of airfield signage from a leased facility at 8920 Bond in Overland Park, Kansas, which consists of approximately 7,200 square feet. The Company has a 2 year renewable lease for this facility. The Company believes this facility will provide adequate capacity for the remaining lease term.

Manufacturing and Engineering Equipment. The Company's manufacturing equipment, including automatic lead forming/cutting and wave solder capability, is suitable for its low volume electronics production. Through-hole components are manually placed with the assistance of semi-automatic component insertion equipment. Surface mount components are manually placed and attached. The test department is equipped with general purpose and automatic test equipment such as network analyzers, spectrum analyzers and vector voltmeters. Hot mock-up test beds are used to ensure subassembly functionality, with all Navaid assemblies tested environmentally in a temperature chamber. The Company's engineering department is equipped with state of the art design and test equipment, including advanced computer-aided design systems, radio frequency signal modeling software and necessary test and design equipment.


Item 3.   LEGAL PROCEEDINGS

On February 22, 1995, the Company was named in a suit filed in the District Court of Johnson County, Kansas Civil Department by Raju Kakarlapudi, d/b/a Communications International, for commissions on certain contracts with respect to the sale of products for ultimate use in India. The petition seeks damages of approximately $2.1 million plus interest. The litigation is in the discovery phase, and the case is set for trial in December 1996. The Company terminated the representative's contract prior to any commissions being due and as a result believes that the plaintiff's claim is without merit, denies liability for such commissions and intends to vigorously defend this claim. Presently, counsel for the Company is unable to estimate the range of possible loss, if any, which could result from this claim.

The Company is not a party to any other lawsuits, but is subject to claims arising in the ordinary course of business, which the Company believes will not have, either individually or in the aggregate, a material adverse effect on the Company's business.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1996.

Supplementary Item - EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of the Company:

     NAME                 AGE                POSITION
- ---------------          -----             ---------------------------------
Keith S. Cowan            42               President, Chief Executive Officer and Director

Thomas C. Cargin          41               Vice President-Finance and Administration, Secretary and Director

John C. Roos              55               Vice President-Engineering

Michael M. Warner         42               Vice President-Business Development

John R. Wharton           54               Vice President-Sales

Bruce E. Chapman          49               Vice President-Programs

Wayne S. Howard           56               Vice President-Manufacturing Operations

Diane D. Johnson          34               Vice President-Quality


Each of the executive officers is a full-time employee of the Company. Set forth below are descriptions of the backgrounds of the executive officers of the Company.

Keith S. Cowan has served as President and a Director of the Company since September, 1991, and as Chief Executive Officer of the Company since August, 1993. Prior to joining the Company, Mr. Cowan was an employee of the Teledyne Controls Division of Teledyne, Inc. for more than five years, last serving as Vice President, Airport and Instrumentation Products. Mr. Cowan has over 22 years of system engineering, project management and corporate experience in the development, manufacturing and sale of electronic systems.

Thomas C. Cargin has served as Vice President-Finance and Administration of the Company since December, 1991, as its Secretary since March, 1993, and as a Director of the Company since October, 1993. Prior to joining the Company, Mr. Cargin was a partner in the accounting firm of Ifft & Barber since 1989 and prior to that was an employee of DYMON, Inc., a specialty chemical manufacturer located in Kansas City, Kansas, since 1983, last serving as Vice President of Finance and Chief Financial Officer. Mr. Cargin is a Certified Public Accountant with over 19 years of public accounting and private industry accounting experience. He is also a licensed pilot holding an instrument rating.

John C. Roos has served as Vice President-Engineering of the Company since December, 1991. Prior to joining the Company, Mr. Roos was an employee of AIL Systems, Inc., a subsidiary of Eaton Corporation, for more than five years, last serving as Manager of Design Engineering. Mr. Roos has over 30 years in engineering management experience in radio frequency design, government contracting and engineering project management.

Michael M. Warner has served as Vice President-Business Development since January, 1995. Prior to that, he held the position of Director-Business Development with Harris Corporation from 1993 to 1995. From 1982 to 1993 he held various positions with Hughes Aircraft Company, last serving as Manager, New Business Development. He has over 14 years experience in marketing and managing air traffic control systems projects.

John R. Wharton has served as Vice President-Sales of the Company since May, 1991. Prior to joining the Company, Mr. Wharton was employed by Aviation Systems, Inc., since 1988, last serving as Vice President of Marketing, and prior thereto by Wilcox for over 20 years. Mr. Wharton was an executive officer and director of Aviation Systems, Inc., at the time of its bankruptcy filing in 1990. See "Business-Business Development". Mr. Wharton has over 32 years experience in marketing airport navigation aids both in the United States and internationally.

Bruce E. Chapman has served as Vice President-Programs of the Company since March, 1993, and prior thereto he held the position of Director of Program Management of the Company since June, 1992. Prior to joining the Company, Mr. Chapman was an employee of the ECI Division of E-Systems Inc., a manufacturer of electronic equipment, for more than five years, last serving as Senior Program Manager, Mr. Chapman has over 27 years of experience managing electronic system development programs.

Wayne S. Howard has served as Vice President-Manufacturing Operations of the Company since March, 1994. Prior to joining the Company, Mr. Howard was an employee of New Bedford Panoramics Corporation for more than five years, last serving as Manufacturing Manager. Mr. Howard has over 28 years of electronic components manufacturing experience.

Diane D. Johnson has served as Vice President-Quality of the Company since October, 1993, and prior thereto she held the position of Manager of Quality of the Company since May 1, 1992. Prior to joining the Company, Ms. Johnson was an employee of Allied Signal Aerospace, Kansas City Division, for more than five years, last serving as a Senior Product Engineer. Ms. Johnson has over 11 years of production and quality engineering experience and is an American Society for Quality Control Certified Quality Engineer.

                                    Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by Item 5 is set forth on page 20 of the Company's 1996 Annual Report to shareholders and such information is incorporated herein by reference.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 6 is set forth on pages 8 through 10 of the Company's 1996 Annual Report to shareholders and such information is incorporated herein by reference.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 7 is set forth on pages 11 through 19 of the Company's 1996 Annual Report to shareholders and such information is incorporated herein by reference.


Item 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's Directors required by Item 9 is set forth on pages 5 to 6 of the Company's proxy statement for its 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to filing of Forms 3, 4, and 5 required by Item 9 is set forth on page 8 of the Company's proxy statement for its 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Information relating to the Company's Executive Officers, as required by Item 9 is set forth under the heading, Supplementary Item - Executive Officers of the Company, pages 9 to 10 of Part I of this Form 10-KSB, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

The information required by Item 10 is set forth on page 7 of the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 11 is set forth on pages 3 and 4 of the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is set forth on page 6 of the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

                                                                             PAGE
NUMBER                          DESCRIPTION                                  NO.
- ------   ------------------------------------------------------              ---
 3.1     ARTICLES OF INCORPORATION

         The amended Articles of Incorporation of the Company dated September 14, 1994, attached as Exhibit 3.1 pages 19-55 of the Company's Form 10-KSB, filed
         July 31, 1995 with the Securities and Exchange
         Commission is incorporated herein by reference.

                                                                             PAGE
NUMBER                          DESCRIPTION                                  NO.
- ------   ------------------------------------------------------              ---
  3.2    BY-LAWS

         The Restated By-Laws of the Company dated October 1,
         1993, attached as Exhibit 3.2, of the Company's
         Registration Statement, Form SB-2, filed November 29,
         1993 with the Securities and Exchange Commission, are incorporated herein by reference.

  4      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         A specimen stock certificate representing shares of the common stock, par value $.01 per share, attached as Exhibit 4.1 of the Company's Registration Statement,
         Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

  10     MATERIAL CONTRACTS

         (a)     Teaming agreement between Airport Systems International,
                 Inc. and Interstate Electronics Corporation
                 (Portions omitted pursuant to a request for confidential treatment) attached as exhibit 10.1 of the Company's
                 Form 10-QSB, filed March 17, 1995 with the Securities and Exchange Commission, is incorporated herein by reference.

         (b) A copy of the warrant issued by the Company to Fahnestock & Company, Inc., attached as Exhibit 4.7 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (c)     Restated 1991 Stock Option Plan attached as Exhibit
                 10.5 of the Company's Registration Statement, Form
                 SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (d) Stock Option Agreement dated September 3, 1991, by and between the Company and Keith S. Cowan, as amended, attached as Exhibit 10.6 of the Company's
                 Registration Statement, Form SB-2, filed
                 November 29, 1993 with the Securities and Exchange
                 Commission, is incorporated herein by reference.

         (e) Stock Option Agreement dated January 15, 1992, by and between the company and Thomas C. Cargin, attached as Exhibit 10.7 of the Company's
                 Registration Statement, Form SB-2, filed November
                 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (f) Stock Option Agreement dated January 15, 1992, by and between the Company and John C. Roos, attached as Exhibit 10.8 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (g) Stock Option Agreement dated January 15, 1992, by and between the Company and John R. Wharton, attached as Exhibit 10.9 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

                                                                             PAGE
NUMBER                          DESCRIPTION                                  NO.
- ------   ------------------------------------------------------              ---
         (h)     Stock Option Agreement dated June 25, 1993, by
                 and between the Company and Keith S. Cowan, attached
                 as Exhibit 10.11 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with
                 the Securities and Exchange Commission, is incorporated
                 herein by reference.

         (I) Stock Option Agreement dated June 25, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.12 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (j) Stock Option Agreement dated June 25, 1993, by and between the Company and John C. Roos, attached as Exhibit 10.13 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (k) Stock Option Agreement dated June 25, 1993, by and between the Company and John R. Wharton, attached as Exhibit 10.14 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (l) Stock Option Agreement dated October 1, 1993, by and between the Company and Keith S. Cowan, attached as Exhibit 10.15 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (m) Stock Option Agreement dated October 1, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.16 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (n) Stock Option Agreement dated October 1, 1993, by and between the Company and John C. Roos, attached as Exhibit 10.17 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (o) Stock Option Agreement dated October 1, 1993, by and between the Company and John R. Wharton, attached as Exhibit 10.18 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (p) Stock Option Agreement dated October 1, 1993, by and between the Company and Barry L. Harris, attached as Exhibit 10.19 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (q) Stock Option Agreement dated April 15, 1994, by and between the Company and Wayne Howard, attached as
                 Exhibit 10 of the Company's Form 10-KSB, filed July 28,
                 1994 with the Securities and Exchange Commission, is incorporated herein by reference.

                                                                             PAGE
NUMBER                          DESCRIPTION                                  NO.
- ------   ------------------------------------------------------              ---
         (r)     Stock Option agreement dated January 23, 1995, by
                 and between the Company and Michael M. Warner,
                 attached as exhibit 10.1 of the Company's Form 10-QSB,
                 filed March 17, 1995 with the Securities and
                 Exchange Commission, is incorporated herein by
                 reference.

         (s) Employment Agreement dated June 22, 1993, by and between the Company and Keith S. Cowan, attached as Exhibit 10.1 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (t) Employment Agreement dated October 11, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.2 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (u) Employment Agreement dated October 11, 1993, by and between the Company and John C. Roos, attached as Exhibit 10.3 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

         (v) Employment Agreement dated October 11, 1993, by and between the Company and John R. Wharton, attached as Exhibit 10.4 of the Company's Registration
                 Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

 11.     STATEMENT OF COMPUTATION OF PER SHARE EARNINGS                      21

 13.     ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED             22-45
         APRIL 30, 1996 (pages 1 through 8 of such report shall not be deemed filed).

 21.     SUBSIDIARIES OF THE COMPANY INCLUDE:

             Subsidiary                               Jurisdiction
         -------------------                       ------------------
         ASII International, Inc.                  Barbados, W.I.

 23.     CONSENT OF INDEPENDENT AUDITORS                                     46

 27.     FINANCIAL DATA SCHEDULE (for SEC use only)

(b)  REPORTS ON FORM 8-K: None

                                    PART IV


                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AIRPORT SYSTEMS INTERNATIONAL, INC.

                                 By:    /s/ Keith S. Cowan
                                        --------------------------------------
                                        Keith S. Cowan
                                        President and Chief Executive Officer

Date:  July 25, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ Keith S. Cowan                              Date:  July 25, 1996
- ------------------------------------------
Keith S. Cowan
President, and Director
(Chief Executive Officer)



/s/ Thomas C. Cargin                            Date:  July 25, 1996
- -------------------------------------------
Thomas C. Cargin
Director
(Vice President-Finance and
Administration, Principle Financial
Officer, and Secretary)



/s/ Michael J. Meyer                            Date:  July 25, 1996
- -------------------------------------------
Michael J. Meyer
Director



/s/ Thomas C. Blackburn                         Date:  July 25, 1996
- -------------------------------------------
Thomas C. Blackburn
Director

EXHIBIT INDEX



Number                   Description                                                 Page
- ------                   -----------                                                 ----

 11.             STATEMENT OF COMPUTATION OF PER SHARE EARNINGS                      21

 13.             ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED             22-45
                 APRIL 30, 1996 (pages 1 through 6 of such report
                 shall not be deemed filed).

 23.             CONSENT OF INDEPENDENT AUDITORS                                     46

 27.             FINANCIAL DATA SCHEDULE (for SEC use only)
