Form 10QSB
period 1996-07-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1996-09-10
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996
                               -------------

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number                0-22760
                       --------------------------------

                      AIRPORT SYSTEMS INTERNATIONAL, INC.
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)

             Kansas                                        48-1099142
- ------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                                11300 West 89th Street
                             Overland Park, Kansas 66214
                          ---------------------------------
                       (address of principal executive offices)

                                    (913)492-0861
                          ----------------------------------
                             (Issuer's  telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (X)          No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value - 2,230,500 shares outstanding as of September 2, 1996

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                          QUARTER ENDED JULY 31, 1996
                                     INDEX

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

     ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets                                   3
          Condensed Consolidated Statements of Income                             4
          Condensed Consolidated Statements of Cash Flows                         5
          Notes to Condensed Consolidated Financial Statements                    6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                             7

PART II - OTHER INFORMATION
     Item 6 - Exhibits and Reports on Form 8-K                                    9

SIGNATURE PAGE                                                                   10

EXHIBIT INDEX                                                                    11

PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JULY 31,             APRIL 30,
                                                                                  1996                 1996
                                                                              ------------       ---------------
                                                                                      (In thousands)
                                                                              (Unaudited)            (Note)
ASSETS
Current assets:
  Cash & cash equivalents                                                        $ 2,990              $   621
  Restricted cash                                                                    210                  ---
  Accounts receivable, net                                                         3,128                4,722
  Inventories, net                                                                 2,970                3,686
  Other current assets                                                               229                  490
                                                                                 -------             --------
Total current assets                                                               9,527                9,519

Property and equipment, at cost                                                    3,060                3,030
Accumulated depreciation and amortization                                          1,229                1,136
                                                                                 -------             --------
                                                                                   1,831                1,894

Cost in excess of net assets acquired, net                                         1,318                1,337
Other assets                                                                         107                  128
                                                                                 -------             --------
Total assets                                                                     $12,783              $12,878
                                                                                 =======             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $   881              $ 1,279
  Accrued expenses                                                                 1,468                1,267
  Current portion of long-term debt                                                   17                   16
  Other current liabilities                                                          129                  165
                                                                                 -------             --------
Total current liabilities                                                          2,495                2,727

Long-term debt, less current portion                                               1,216                1,221

Stockholders' equity:
  Common stock                                                                        22                   22
  Additional paid-in capital                                                       7,293                7,286
  Retained earnings                                                                1,757                1,622
                                                                                 -------             --------
Total stockholders' equity                                                         9,072                8,930
                                                                                 -------             --------
Total liabilities and stockholders' equity                                       $12,783              $12,878
                                                                                 =======             ========

NOTE: The balance sheet at April 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED)



                                                                                                THREE MONTHS ENDED
                                                                                                    JULY 31,
                                                                                           ---------------------------
                                                                                             1996               1995
                                                                                           --------           --------
                                                                                      (In thousands, except per share data)
Sales                                                                                        $5,155           $3,314
Cost of products sold                                                                         3,597            2,226
                                                                                             ------           ------
Gross margin                                                                                  1,558            1,088


Selling, general and administrative expenses                                                  1,093              818
Research and development expenses                                                               235              270
                                                                                             ------           ------

Operating income                                                                                230                0

Other income (expense):
  Interest expense                                                                              (26)             (33)
  Other, net                                                                                     10               34
                                                                                             ------           ------

Income before income taxes                                                                      214                1

Provision for income taxes                                                                       79              ---
                                                                                             ------           ------
Net income                                                                                   $  135           $    1
                                                                                             ======           ======
Income per share:
  Primary                                                                                    $ 0.06           $ 0.00
                                                                                             ======           ======

  Fully diluted                                                                              $ 0.06           $ 0.00
                                                                                             ======           ======


See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                       JULY 31,
                                                                              ---------------------------
                                                                                 1996             1995
                                                                              ------------   ------------
                                                                                     (In thousands)
OPERATING ACTIVITIES:
Net income                                                                        $135               $    1
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                  129                  123
    Changes in operating assets and liabilities:
      Restricted cash                                                             (210)                  (1)
      Accounts receivable, net                                                   1,594                  857
      Inventories, net                                                             716                 (189)
      Accounts payable                                                            (398)                 (29)
      Accrued expenses                                                             201                 (685)
      Other, net                                                                   234                  (89)
                                                                                ------               ------
Net cash provided by (used in) operating activities                              2,401                  (12)

INVESTING ACTIVITIES:
  Liquidation of short-term investments                                           ----                  968
  Purchases of property and equipment                                              (35)                 (57)
                                                                                ------               ------
Net cash provided by (used in) investing activities                                (35)                 911

FINANCING ACTIVITIES:
  Principal payments on notes payable to banks                                    (570)                ---
  Borrowing on notes payable to banks                                              570                 ---
  Payments on long-term debt and capital lease
    obligations                                                                     (4)                  (3)
  Proceeds from exercise of stock options                                            7                 ---
                                                                                ------               ------
Net cash provided by (used in) financing activities                                  3                   (3)
Net increase in cash and cash equivalents                                        2,369                  896

Cash and cash equivalents at beginning of period                                   621                  556
                                                                                ------               ------

Cash and cash equivalents at end of period                                      $2,990               $1,452
                                                                                ======               ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                                         $29               $   33
                                                                                ======               ======
  Income taxes                                                                     ---               $   24
                                                                                ======               ======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JULY 31, 1996


1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and the accounts of its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1996, are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1996.

2. Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires September 2, 1996. The agreement allows for borrowings up to a maximum of $3,000,000, at an interest rate of prime (8.25% at July 31, 1996), secured by accounts receivable, inventory, and equipment. The Company had no borrowings outstanding under this line of credit at July 31, 1996.

During September 1996, the Company amended its line of credit to provide for maximum borrowings of $4,000,000 with maturity in September, 1997. All other terms and conditions outlined above remained the same.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1997 increased 55.6%, to $5.2 million from $3.3 million for the first quarter of fiscal 1996. The increase in sales for the first quarter is due to an increase in units shipped as a result of a higher beginning backlog compared to the first quarter of fiscal 1996.

Gross margin increased to $1.6 million (or 30.2% of sales) in the first quarter of fiscal 1997 compared to $1.1 million (or 32.8% of sales) in the first quarter of fiscal 1996. Gross margin as a percent of sales decreased during the first quarter compared to the same quarter in fiscal 1996 due to the delivery of lower gross margin services, primarily lower margin installation and training revenue. The Company expects margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses increased during the first quarter to $1,093,000 from $818,000 in the first quarter of fiscal 1996, reflecting growth associated with increased sales, backlog, and international marketing opportunities. As a percent of sales, though, selling, general, and administrative expenses decreased to 21.2% compared to 24.7% in the first quarter of fiscal 1996. The reduction is primarily the result of economies of scale associated with higher sales as certain costs are fixed in nature. Research and development expenses decreased during the first quarter to $235,000 from $270,000 in the first quarter of fiscal 1996. The decrease during the quarter compared to the prior year is a result of decreased labor associated with the current integration and testing stage of the Company's GPS navaids product. In the first quarter of fiscal 1996, the Company was primarily involved in the labor intensive initial design stage of the project which resulted in higher levels of research and development expenses.

Interest expense for the first quarter decreased $7,000 compared to the first quarter in fiscal 1996 due to a decrease in the average debt and capital lease obligations outstanding compared to the prior year period. Other income decreased $24,000 compared to the first quarter of fiscal 1996 due to lower average cash and short-term investment balances.

The Company's provision for income taxes for the first quarter was approximately 37%. In the first quarter of fiscal 1996, the Company's provision for income taxes was minimal due the approximate break-even income level.

Net income for the first quarter was $135,000, compared with fiscal 1996 first quarter net income of $1,000. On a per share basis, net income for the quarter was $.06 compared with $.00 in the prior year first quarter. The per share increase in net income is primarily due to increased sales, as previously mentioned.

BACKLOG

The Company's backlog was $4.6 million at July 31, 1996, compared to $4.3 million at July 31, 1995, and $6.5 million at April 30, 1996. Approximately 51% of the backlog at July 31, 1996, was represented by a contract with Taiwan, with an additional 17% of the backlog represented by a contract from the Middle East and 11% relating to various contracts with the Republic of Korea. Significantly all of the backlog at July 31, 1996 is expected to be completed and shipped in fiscal 1997.

The decline in backlog, as compared to April 30, 1996, is the result of bookings not keeping pace with shipments. During the first quarter, the Company was awarded contracts totaling $3.2 million. Subsequent to quarter-end, the Company announced contract awards of $4.0 million from Lebanon and Thailand. A number of bids remained active at quarter end, but the Company is unable to determine when or if the related contracts will be awarded. The Company is continuing with plans to strengthen its marketing group and expand its international sales representative network during the remainder of fiscal 1997. The Company expects that these actions, combined with a planned increase in marketing activities, will better position the Company to capture existing programs and identify and market upcoming programs. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $2,401,000 was provided by operations for the first three months of fiscal 1997 compared to $12,000 used in the first three months of fiscal 1996. The increase was principally the result of cash generated from lower accounts receivable and inventory balances compared to year end in addition to higher net income compared to the first quarter of fiscal 1996.

Cash used in investing activities was $35,000 for the first three months of fiscal 1997 compared to cash provided of $911,000 in the first three months of fiscal 1996. The decrease in cash provided is primarily the result of the liquidation of short-term investments in the prior year period of $968,000.

Cash provided by financing activities was $3,000 in the first three months of fiscal 1997 compared to cash used of $3,000 in the first three months of fiscal 1996. The increase is mainly due to proceeds received from the exercise of stock options in the current year quarter.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents, and available borrowings under its existing revolving credit facility.

PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits:
                     Exhibit 11.1 - Computation of Earnings Per Share
                     Exhibit 27 - Financial Data Schedule (SEC Use Only)

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the three months ended July 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


September 10, 1996                 /s/ THOMAS C. CARGIN
- --------------------        ----------------------------------
Date                               Thomas C. Cargin, Vice President of
                                   Finance and Administration, Secretary, and
                                   Principal Accounting Officer

EXHIBIT INDEX


Number                                 Description
- ------                                 -----------
11.1                     Computation of Earnings Per Share, filed herewith.

27                       Financial Data Schedule (for SEC use only)