Form 10QSB
period 1996-10-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1996-12-11
CIK 914398

                             SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

              (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 31, 1996
                                   ----------------------------

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ----------------------

Commission file number        0-22760
                       ---------------------

                      AIRPORT SYSTEMS INTERNATIONAL, INC.
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)

     Kansas                                              48-1099142
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
or ogganization)                                   Identification No.)

                             11300 West 89th Street
                          Overland Park, Kansas 66214
                 ----------------------------------------------
                    (address of principal executive offices)

                                 (913)492-0861
                        ---------------------------------
                          (Issuer's telephone number)

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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of December 2, 1996

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1996
                                     INDEX


                                                                  Page
                                                                  -----

PART I - FINANCIAL INFORMATION


     ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets                    3
           Condensed Consolidated Statements of Operations          4
           Condensed Consolidated Statements of Cash Flows          5
           Notes to Condensed Consolidated Financial Statements     6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                             7

PART II - OTHER INFORMATION
     Item 4 - Submission of Matters to a Vote of Security Holders  10
     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                     11

EXHIBIT INDEX                                                      12

Part I. - Financial Information
ITEM I. Financial Statements

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                              October 31,     April 30,
                                                 1996           1996
                                              -----------     ---------
                                                    (In thousands)
                                              (Unaudited)       (Note)
Assets
Current assets:
  Cash & cash equivalents                     $     1,310     $     621
  Restricted cash                                     210           ---
  Short-term investments                              997           ---
  Accounts receivable, net                          4,056         4,722
  Inventories, net                                  3,460         3,686
  Other current assets                                161           490
                                              -----------     ---------
Total current assets                               10,194         9,519

Property and equipment, at cost                     2,942         3,030
Accumulated depreciation and amortization           1,171         1,136
                                              -----------     ---------
                                                    1,771         1,894
Cost in excess of net assets acquired, net          1,300         1,337
Other assets                                           84           128
                                              -----------     ---------
Total assets                                  $    13,349     $  12,878
                                              ===========     =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                            $     1,410     $   1,279
  Accrued expenses                                  1,404         1,267
  Current portion of long-term debt                    17            16
  Other current liabilities                           172           165
                                              -----------     ---------
Total current liabilities                           3,003         2,727

Long-term debt, less current portion                1,212         1,221

Stockholders' equity:
  Common stock                                         22            22
  Additional paid-in capital                        7,293         7,286
  Retained earnings                                 1,819         1,622
                                              -----------     ---------
Total stockholders' equity                          9,134         8,930
                                              -----------     ---------
Total liabilities and stockholders' equity    $    13,349     $  12,878
                                              ===========     =========

NOTE: The balance sheet at April 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                              Three Months Ended         Six Months Ended
                                                                  October 31,               October 31,
                                                              --------  --------        --------  --------
                                                                1996      1995            1996      1995
                                                              --------  --------        --------  --------
                                                                 (In thousands, except per share data)
Sales                                                         $  4,014  $  2,671        $  9,169  $  5,985
Cost of products sold                                            2,749     2,101           6,346     4,327
                                                              --------  --------        --------  --------
Gross margin                                                     1,265       570           2,823     1,658


Selling, general and administrative expenses                       975       859           2,068     1,677
Research and development expenses                                  212       291             447       561
                                                              --------  --------        --------  --------
Operating income (loss)                                             78      (580)            308      (580)

Other income (expense):
  Interest expense                                                 (25)      (37)            (51)      (70)
  Other, net                                                        44        29              54        63
                                                              --------  --------        --------  --------

Income (loss) before income taxes                                   97      (588)            311      (587)


Provision (benefit) for income taxes                                35      (220)            114      (220)
                                                              --------  --------        --------  --------

Net income (loss)                                             $     62  $   (368)       $    197  $   (367)
                                                              ========  ========        ========  ========
Income (loss) per share:

  Primary                                                     $   0.03  $  (0.15)       $   0.08  $  (0.15)
                                                              ========  ========        ========  ========

  Fully diluted                                               $   0.03  $  (0.15)       $   0.08  $  (0.15)
                                                              ========  ========        ========  ========

See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED)

                                                                          Six Months Ended
                                                                             October 31,
                                                                        --------------------
                                                                          1996        1995
                                                                        --------    --------
                                                                           (In thousands)
Operating activities:
Net income (loss)                                                       $    197    $   (367)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in ) operating activities:
    Depreciation and amortization                                            250         248
    Loss on sale of equipment                                                  3           3
    Changes in operating assets and liabilities:
      Restricted cash                                                       (210)        (90)
      Accounts receivable, net                                               666       1,760
      Inventories, net                                                       226        (632)
      Accounts payable                                                       131           5
      Accrued expenses                                                       137        (807)
      Other, net                                                             355        (235)
                                                                        --------    --------
Net cash provided by (used in) operating activities                        1,755        (115)

Investing activities:
  Purchase of short-term investments                                        (997)        ---
  Liquidation of short-term investments                                      ---       1,939
  Proceeds from sale of property and equipment                                15         ---
  Purchases of property and equipment                                        (81)        (98)
                                                                        --------    --------
Net cash provided by (used in) investing activities                       (1,063)      1,841

Financing activities:
  Principal payments on notes payable to banks                              (570)        ---
  Borrowing on notes payable to banks                                        570         ---
  Payments on long-term debt and capital lease
    obligations                                                              (10)         (6)
  Proceeds from exercise of stock options                                      7         ---
                                                                        --------    --------
Net cash used in financing activities                                         (3)         (6)
Net increase in cash and cash equivalents                                    689       1,720

Cash and cash equivalents at beginning of period                             621         556

Cash and cash equivalents at end of period                              $  1,310    $  2,276
                                                                        ========    ========
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                              $     53    $     70
                                                                        ========    ========
  Income taxes                                                          $     49    $     61
                                                                        ========    ========

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 31, 1996


1.     Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1996, are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1996.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

2.     Notes Payable to Banks

During September, 1996, the Company amended its line of credit to provide for maximum borrowings of $4,000,000, at an interest rate of prime (8.25% at October 31, 1996), secured by accounts receivable, inventory, and equipment. The agreement matures in September, 1997.

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," and the timely completion of financing for the Indonesia project through the Export/Import Bank of the United States and competitive and pricing pressures related to all contracts. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-QSB for the quarter ended July 31, 1996, and the Form 10-KSB for the year ended April 30, 1996. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1997 increased 50.3%, to $4.0 million from $2.7 million for the second quarter of fiscal 1996. Sales for the first six months of fiscal 1997 increased 53.2%, to $9.2 million from $6.0 million for the same period in fiscal 1996. The increase in sales for both periods is due to an increase in units shipped as a result of a higher beginning backlog and increased bookings vs. the comparative periods in fiscal 1996.

Gross margin increased to $1.3 million (or 31.5% of sales) in the second quarter of fiscal 1997 compared to $570,000 (or 21.3% of sales) in the second quarter of fiscal 1996. Gross margin for the first six months of fiscal 1997 increased to $2.8 million (or 30.8% of sales) compared to $1.7 million (or 27.7% of sales) for the first six months of fiscal 1996. Gross margin as a percent of sales increased during both periods compared to the comparative periods in fiscal 1996 due to the delivery of higher gross margin products and services as well as reduced manufacturing costs. In addition, the Company's mix of international sales increased from 50% in the fiscal 1996 six month period to 85% in the fiscal 1997 six month period. As international sales have historically generated a higher gross margin, this change in mix contributed to the increase in the overall gross margin increase. The Company expects margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses increased during the second quarter to $975,000 (24.3% of sales) from $859,000 (32.2% of sales) in the second quarter of fiscal 1996. For the first six months of fiscal 1997, selling, general, and administrative expenses increased to $2.1 million (22.6% of sales) from $1.7 million (28.0% of sales) in the same period of fiscal 1996. The increase in dollar terms reflects growth associated with increased sales, backlog, and international marketing opportunities. The decrease as a percent of sales is due to economies of scale associated with higher sales as certain costs are fixed in nature.

Research and development expenses decreased during the second quarter to $212,000 from $291,000 in the second quarter of fiscal 1996. In the first six months, research and development expenses decreased to $447,000 from $561,000 for the first six months of fiscal 1996. The decrease for both periods is a result of decreased labor associated with the current integration and testing
stage of the Company's GPS navaids product.   In the comparative periods of
fiscal 1996, the Company was primarily involved in the labor intensive initial design stage of the project which resulted in higher levels of research and development expenses.

Interest expense decreased $12,000 for the second quarter and $19,000 for the first six months compared to the respective periods in the prior year due to a decrease in the average debt obligations outstanding compared to the prior year period. Other income increased $15,000 compared to the second quarter of fiscal 1996 but decreased $9,000 compared to the first six months of fiscal 1996. The decrease for the first six months is due to lower average cash and short-term investment balances during the first quarter. On average, the cash and short-term investment balances increased during the second quarter compared to the prior year period.

The Company's provision for income taxes amounted to 36.1% and 36.7% for the second quarter and first six months, respectively, resulting from the generation of pretax income in fiscal 1997. In the prior year comparative periods, the Company recorded an effective income tax benefit of approximately 37% due to the Company's loss position.

Net income for the second quarter was $62,000, compared with a fiscal 1996 second quarter net loss of $368,000. For the first six months, net income was $197,000, compared with a net loss of $367,000 for the first six months of fiscal 1996. On a per share basis, net income for the quarter was $.03 compared with a net loss of $.15 in the prior year second quarter. For the first six months, net income was $.08 compared with a net loss of $.15 for the first six months of fiscal 1996. The per share increase in net income is primarily due to increased sales and margin, as previously mentioned.


BACKLOG

The Company's backlog was $5.6 million at October 31, 1996, compared to $2.8 million at October 31, 1995, and $6.5 million at April 30, 1996. Approximately 33% of the backlog at October 31, 1996, was represented by contracts with two countries in the Middle East, with an additional 22% of the backlog represented by a contract with Taiwan and 15% each for contracts with Thailand and Turkey. Substantially all of the backlog at October 31, 1996 is expected to be completed and shipped in fiscal 1997.

The decline in backlog, as compared to April 30, 1996, is the result of bookings not keeping pace with shipments during the first quarter. During the second quarter, though, the Company was awarded contracts totaling $5.1 million which exceeded second quarter revenue of $4.0 million. Subsequent to quarter-end, the Company announced the signing of a $17.7 million contract with the Republic of Indonesia. Upon financing approval from the Export/Import Bank of the United States, the contract will be recorded in backlog. While the Company is confident it can obtain approval of the financing over the next several months, a delay could effect results during the Company's third and fourth quarter of fiscal 1997. A number of other bids remained active at quarter end, but the Company is unable to determine when or if the related contracts will be awarded. The Company is continuing with plans to strengthen its marketing group and expand its international sales representative network during the remainder of fiscal 1997. The Company expects that these actions, combined with a planned increase in marketing activities, will better position the Company to capture existing programs and identify and market upcoming programs. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $1,755,000 was provided by operations for the first six months of fiscal 1997 compared to $115,000 used in the first six months of fiscal 1996. The increase was principally the result of cash generated from lower accounts receivable and inventory balances in addition to higher net income compared to the comparative period of fiscal 1996.

Cash used in investing activities was $1,063,000 for the first six months of fiscal 1997 compared to cash provided of $1,841,000 in the first six months of fiscal 1996. The decrease in cash provided is primarily the result of short-term investment purchases of $997,000 during the current year and the liquidation of short-term investments in the prior year period of $1,939,000.

Cash used in financing activities was $3,000 in the first six months of fiscal 1997 compared to cash used of $6,000 in the first six months of fiscal 1996. The decrease in net cash used is mainly due to proceeds received from the exercise of stock options in the current year.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and short-term investments, and available borrowings under its existing revolving credit facility.

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

           The Annual Meeting of the Stockholders of the Company was held on September 10, 1996. The following items were approved :

           (a) Keith S. Cowan and Robert D. Taylor were reelected Class III directors of the Company for a period of three years until the 1999 Annual Meeting of Stockholders and until a successor has been elected and qualified. For Keith S. Cowan, 2,091,966 shares were voted for election with 11,910 shares withheld. For Robert D. Taylor, 2,091,966 shares were voted for election with 11,910 shares withheld. Members of the Board continuing in office include the Class I directors serving until the 1997 annual meeting, Thomas C. Blackburn and Thomas C. Cargin, and the Class II directors serving until the 1998 annual meeting, Michael J. Meyer and Walter H. Stowell, Jr.

           (b) Appointment of Ernst and Young LLP as independent accountants was approved with 2,103,241 shares for appointment and 260 shares against. 375 shares abstained from voting.


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  Exhibit 11.1 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (SEC Use Only)

           (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the three months ended October 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


December 11, 1996             /s/ Thomas C. Cargin,
-------------------------  --------------------------------------------------
Date                          Thomas C. Cargin, Vice President of Finance and
                              Administration, Secretary, and Principal
                              Accounting Officer

EXHIBIT INDEX

Number                     Description                             Page
------                     -----------                             ----
11.1         Computation of Earnings Per Share, filed herewith.     13

27           Financial Data Schedule (for SEC use only)