Form 10QSB
period 1997-01-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1997-03-13
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               January 31, 1997
                               --------------------------------------------

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission file number                0-22760
                       ------------------------------------

                      AIRPORT SYSTEMS INTERNATIONAL, INC.
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Kansas                                       48-1099142
 --------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
or organization)

                             11300 West 89th Street
                          Overland Park, Kansas 66214
                ------------------------------------------------
                    (address of principal executive offices)

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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of March 7, 1997

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                         QUARTER ENDED JANUARY 31, 1997
                                     INDEX


                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

         ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 Condensed Consolidated Balance Sheets                                  3
                 Condensed Consolidated Statements of Operations                        4
                 Condensed Consolidated Statements of Cash Flows                        5
                 Notes to Condensed Consolidated Financial Statements                   6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                          7

PART II - OTHER INFORMATION

                 Item 1 - Legal Proceedings                                            10
                 Item 6 - Exhibits and Reports on Form 8-K                             10

SIGNATURE PAGE                                                                         11

EXHIBIT INDEX                                                                          12


Part I. - Financial Information
ITEM I. Financial Statements

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       JANUARY 31,   APRIL 30,
                                                          1997         1996
                                                       -----------   ---------
                                                             (In thousands)
                                                       (Unaudited)    (Note)
ASSETS
Current assets:
  Cash & cash equivalents                              $    489    $    621
  Accounts receivable, net                                5,523       4,722
  Inventories, net                                        4,365       3,686
  Other current assets                                      131         490
                                                       --------    --------
Total current assets                                     10,508       9,519

Property and equipment, at cost                           2,958       3,030
Accumulated depreciation and amortization                 1,238       1,136
                                                       --------    --------
                                                          1,720       1,894

Cost in excess of net assets acquired, net                1,282       1,337
Other assets                                                 60         128
                                                       --------    --------
Total assets                                           $ 13,571    $ 12,878
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  1,054    $  1,279
  Accrued expenses                                        2,151       1,267
  Current portion of long-term debt                          17          16
  Other current liabilities                                 105         165
                                                       --------    --------
Total current liabilities                                 3,327       2,727

Long-term debt, less current portion                      1,208       1,221

Stockholders' equity:
  Common stock                                               22          22
  Additional paid-in capital                              7,293       7,286
  Retained earnings                                       1,721       1,622
                                                       --------    --------
Total stockholders' equity                                9,036       8,930
                                                       --------    --------
Total liabilities and stockholders' equity             $ 13,571    $ 12,878
                                                       ========    ========

NOTE: The balance sheet at April 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.
                                        Page 3

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                         Three Months Ended     Nine Months Ended
                                                             January 31,            January 31,
                                                         --------  --------     --------   --------
                                                           1997      1996         1997       1996
                                                         --------  --------     --------   --------
                                                            (In thousands, except per share data)
Sales                                                    $3,636      $3,676     $12,805      $9,661
Cost of products sold                                     2,584       2,626       8,930       6,953
                                                         ------      ------     -------      ------
Gross margin                                              1,052       1,050       3,875       2,708


Selling, general and administrative expenses                854         914       2,922       2,591
Research and development expenses                           265         245         712         806
                                                         ------      ------     -------      ------

Operating income (loss)                                     (67)       (109)        241        (689)

Other income (expense):
  Interest expense                                          (26)        (33)        (77)       (103)
  Litigation settlement                                     (83)      (-)           (83)      (-)
  Other, net                                                 22          23          76          86
                                                         ------      ------     -------      ------

Income (loss) before income taxes                          (154)       (119)        157        (706)

Provision (benefit) for income taxes                        (56)        (45)         58        (265)
                                                         ------      ------     -------      ------

Net income (loss)                                        $  (98)     $  (74)    $    99      $ (441)
                                                         ======      ======     =======      ======
Income (loss) per share:
  Primary                                                $(0.04)     $(0.03)    $  0.04      $(0.20)
                                                         ======      ======     =======      ======

  Fully diluted                                          $(0.04)     $(0.03)    $  0.04      $(0.20)
                                                         ======      ======     =======      ======


See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             JANUARY 31,
                                                          -----------------
                                                            1997     1996
                                                          -------  --------
                                                            (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                       $    99     $  (441)
Adjustments to reconcile net income (loss) to net cash
  used in  operating activities:
    Depreciation and amortization                           364         375
    Loss on sale of equipment                                 3           3
    Changes in operating assets and liabilities:
      Restricted cash                                                  (133)
      Accounts receivable, net                             (801)        296
      Inventories, net                                     (679)       (474)
      Accounts payable                                     (225)        190
      Accrued expenses                                      884        (905)
      Other, net                                            332        (254)
                                                        -------     -------
Net cash used in operating activities                       (26)     (1,343)

INVESTING ACTIVITIES:
  Purchase of short-term investments                       (997)       (492)
  Liquidation of short-term investments                     997       1,939
  Proceeds from sale of property and equipment               15          --
  Purchases of property and equipment                      (114)       (132)
  Additions to other assets                                              --
Net cash provided by (used in) investing activities         (99)      1,315
                                                        -------     -------

FINANCING ACTIVITIES:
  Principal payments on notes payable to banks           (1,005)         --
  Borrowing on notes payable to banks                     1,005          --
  Payments on long-term debt and capital lease
    obligations                                             (17)         (9)
  Borrowing on long-term debt and capital lease
    obligations                                              --
  Proceeds from exercise of stock options                     7          --
                                                        -------     -------
Net cash used in financing activities                       (10)         (9)
Net decrease in cash and cash equivalents                  (132)        (37)

Cash and cash equivalents at beginning of period            621         556
                                                        -------     -------

Cash and cash equivalents at end of period              $   489     $   519
                                                        =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                              $    79     $   103
                                                        =======     =======
  Income taxes                                          $    49     $    66
                                                        =======     =======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                JANUARY 31, 1997


1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1996.

2.       Notes Payable to Banks

During September, 1996, the Company amended its line of credit to provide for maximum borrowings of $4,000,000, at an interest rate of prime (8.25% at January 31, 1997), secured by accounts receivable, inventory, and equipment. The agreement matures in September, 1997. There were no borrowings outstanding at January 31, 1997.

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," the timely completion of financing for the Indonesia project through the Export/Import Bank of the United States, and competitive and pricing pressures related to all contracts. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-QSB for the quarters ended July 31, 1996 and October 31, 1996, and the Form 10-KSB for the year ended April 30, 1996. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1997 were $3.6 million compared to $3.7 million for the third quarter of fiscal 1996. Sales for the first nine months of fiscal 1997 increased 32.5%, to $12.8 million from $9.7 million for the same period in fiscal 1996. The increase in sales for the nine months is due to an increase in units shipped as a result of a higher beginning backlog and increased bookings compared to the same period of fiscal 1996.

Gross margin remained unchanged in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Gross margin for the first nine months of fiscal 1997 increased to $3.9 million (or 30.3% of sales) compared to $2.7 million (or 28.0% of sales) for the first nine months of fiscal 1996. Gross margin as a percent of sales increased during both periods compared to the comparative periods in fiscal 1996 due to the delivery of higher gross margin products and services as well as reduced manufacturing costs. In addition, the Company's mix of international sales increased from 65% of total sales in the fiscal 1996 nine month period to 88% of total sales in the fiscal 1997 nine month period. As international sales have historically generated a higher gross margin, this change in mix also contributed to the increase in the gross margin. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses decreased during the third quarter to $854,000 (23.5% of sales) from $914,000 (24.9% of sales) in the third quarter of fiscal 1996. The decrease in dollar terms reflects reduced marketing travel expense as compared to the same period of the prior year. For the first nine months of fiscal 1997, selling, general, and administrative expenses increased to $2.9 million (22.8% of sales) from $2.6 million (26.8% of sales) in the same period of fiscal 1996. The increased dollar amount is principally due to increased marketing and selling costs resulting from the growth in sales, backlog, and international marketing opportunities. The decrease as a percent of sales is primarily due to economies of scale associated with higher sales as certain costs are fixed in nature.

Research and development expenses increased during the third quarter to $265,000 from $245,000 in the third quarter of fiscal 1996. The increase reflects increased expenses related to the GPS navaids product site installation and flight tests as well as the initiation of research and development programs designed to enhance the current product line. In the first nine months, research and development expenses decreased to $712,000 from $806,000 for the first nine months of fiscal 1996. The decrease is a result of decreased labor associated with the current integration and testing stage of the Company's GPS navaids product during the first six months, partially offset by the increased activity in the third quarter. In the comparative period of fiscal 1996, the Company was primarily involved in the more labor intensive initial design stage of the project which resulted in higher levels of research and development expenses.

Interest expense decreased $7,000 for the third quarter and $26,000 for the first nine months compared to the respective periods in the prior year due to a decrease in the average debt obligations outstanding compared to the prior year period. During the quarter ended January 31, 1997, the Company settled a lawsuit with a former sales representative resulting in a non-recurring charge of $83,000 relating to this litigation settlement.

The Company's estimated provision (benefit) for income taxes amounted to (36.4%) and 36.9% for the third quarter and first nine months, respectively, resulting from the generation of pretax losses for the third quarter of fiscal 1997, but pretax income for the first nine months of fiscal 1997. In the prior year comparative periods, the Company recorded an effective income tax benefit of approximately 38% due to the Company's loss position.

The net loss for the third quarter was $98,000, compared with a fiscal 1996 third quarter net loss of $74,000. For the first nine months, net income was $99,000, compared with a net loss of $441,000 for the first nine months of fiscal 1996. The increase in net income is primarily due to increased sales and gross margin, as previously mentioned.


BACKLOG

The Company's backlog was $7.4 million at January 31, 1997, compared to $6.5 million at January 31, 1996, and $6.5 million at April 30, 1996. Approximately 59% of the backlog at January 31, 1997, was represented by three contracts.
The contracts call for providing navaid equipment to Taiwan (15% of backlog), Canada (14% of backlog) and the Federal Aviation Administration (30% of backlog). The Company expects to ship approximately $2.4 million of the total backlog through the end of the fiscal year.

The increase in backlog, as compared to April 30, 1996, is the result of approximately $5.3 million in contract awards during the third quarter. These contracts represented a mix of sales to new and existing customers in the United States, Canada, the Middle East and the Pacific Rim. During the quarter, the Company announced the signing of a $17.7 million contract with the Republic of Indonesia. Upon financing approval from the Export/Import Bank of the United States, the contract will be recorded in backlog. While the Company is confident it can obtain approval of the financing over the next several months, a delay could effect results during the Company's fourth quarter of fiscal 1997. Other bids remained active at quarter end, but the Company is unable to determine when or if the related contracts will be awarded. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $26,000 was used by operations for the first nine months of fiscal 1997 compared to $1,343,000 used in the first nine months of fiscal 1996. The decrease was the result of higher net income compared to the same period in fiscal 1996 and cash provided by increased customer deposits reflected as accrued expenses offset by increases in accounts receivable and inventory. The increase in accounts receivable and inventory represents the granting of longer credit terms on certain contracts and a build-up of inventories for upcoming contracts, respectively.

Cash used in investing activities was $99,000 for the first nine months of fiscal 1997 compared to cash provided of $1,315,000 in the first nine months of fiscal 1996. The decrease in cash provided is primarily the result of the liquidation of short-term investments in the prior year period of $1,939,000.

Cash used in financing activities was $10,000 in the first nine months of fiscal 1997 compared to cash used of $9,000 in the first nine months of fiscal 1996 as a result of the normal paydown of the Company's debt obligations.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents, and available borrowings under its existing revolving credit facility.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On February 22, 1995, the Company was named in a suit filed in the District Court of Johnson County, Kansas Civil Department by Jaju Kakarlapudi, d/b/a Communications International, a former representative claiming payment of a 15% commission due on sales made by the Company to the Country of India. This lawsuit was settled during the quarter-ended January 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 10 - Contract with the Government of the Republic of Indonesia dated November 7, 1996
                  (portions omitted pursuant to request for confidential treatment).

                  Exhibit 11.1 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (SEC Use Only)

         (b)      Reports on Form 8-K:

                  Form 8-K dated November 7, 1996

                     (I)      Other Events

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


March 14, 1997    /s/ THOMAS C. CARGIN
--------------    -----------------------------------------------------------
Date              Thomas C. Cargin, Vice President of Finance and
                  Administration, Secretary, and Principal Accounting Officer

EXHIBIT INDEX


Number                    Description                                                   Page
------                    -----------                                                   ----
10.0             Contract with the Government of the Republic of Indonesia
                 dated November 7, 1996                                               13 - 106

11.1             Computation of Earnings Per Share, filed herewith.                     107

27               Financial Data Schedule (for SEC use only)

99.1             Press release issued November 7, 1996, announcing signing               *
                 of a contract with the Government of Indonesia, attached as
                 Item 5 of the Company's Form 8K, filed November 15, 1996
                 with the Securities and Exchange Commission, is incorporated herein by reference.