Form 10QSB/A
period 1997-01-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1997-06-23
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                FORM 10-QSB/A

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 10 - Contract with the Government of the
                  Republic of Indonesia dated November 7, 1996
                  (Confidential portions of this contract have been omitted pursuant to a request for confidential treatment. The complete contract has been filed separately with the Commission.)

                 *Exhibit 11.1 - Computation of Earnings Per Share

                 *Exhibit 27 - Financial Data Schedule (SEC Use Only)

         (b)      Reports on Form 8-K:

                  Form 8-K dated November 7, 1996

                     (I)      Other Events

                * Documents Previously Filed with original 10-QSB on 3/13/97

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-QSB for the quarter ended January 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


              AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


June 20, 1997     /s/ THOMAS C. CARGIN
--------------    -----------------------------------------------------------
Date              Thomas C. Cargin, Vice President of Finance and
                  Administration, Secretary, and Principal Accounting Officer