Form 10KSB40
period 1997-04-30
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1997-07-29
CIK 914398

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal year ended     April 30, 1997
                                            ------------------------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                  For the transition period from                to
                                                 --------------    -------------
                  Commission file number     0-22760
                                         ---------------------------------------

                       Airport Systems International, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Kansas                                        48-1099142
 -------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

11300 West 89th Street, Overland Park, Kansas       66214
--------------------------------------------------------------------------------

   Address of principal executive offices)         (Zip Code)

Issuer's telephone number         (913) 495-2600
                          ------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:

  Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $20,098,000
                                                                  --------------

         The aggregate market value of the voting stock held by non-affiliates of the issuer on June 1, 1997, based upon the average bid and ask prices for such stock on that date was $14,219,437. The number of shares of Common Stock of the issuer outstanding as of June 1, 1997 was 2,230,500.

         Documents incorporated by reference:

                  - Portions of the Annual Report to Shareholders for the year ended April 30, 1997, are incorporated by reference into
                    Part II.

                  - Registrant's definitive proxy statement to be filed
                    pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 30, 1997, is incorporated by reference in Part III hereof.

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

(A)      BUSINESS DEVELOPMENT

The Company engages in the design, manufacture, marketing and installation of ground-based navaids as well as DGPS (differential global positioning systems). Navaids provide enroute and approach to landing guidance to aircraft, allowing them to safely navigate and land in poor visibility conditions. Navaids are required by the United States Federal Aviation Administration ("FAA") and the International Civil Aviation Organization ("ICAO") regulations at all airports in the world that conduct all-weather operations. DGPS is a ground-based station that measures GPS signal error from a precisely known ground location and transmits correction to approaching aircraft.

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

(B)      BUSINESS OF THE COMPANY

Products, Markets and Distribution

The Company's primary products are Instrument Landing Systems (ILS), Very High Frequency Omni-Range Transmitters (VOR), Distance Measuring Equipment (DME), and Airfield Signage. ILS, VOR, and DME's are generally referred to as navaids. Navaid products, such as those manufactured by the Company, are an integral part of the air traffic control system used worldwide for navigation of aircraft operating in Instrument Meteorological Conditions (IMC) under Instrument-flight Rules (IFR). Signals generated by these products are received by electronic avionics equipment installed in all aircraft equipped for IFR. The avionics include cockpit displays which provide navigational guidance to the pilot. Most navaids are radio frequency devices which use measurement of angles and distance to establish aircraft position coordinates.

An ILS system provides the close-in navigation support to an aircraft during the approach to landing phase. An ILS consists of three separate navaids: the localizer provides lateral guidance to the left and right of the runway centerline; the glide-slope provides vertical guidance above and below a glidepath which intersects the runway touchdown point at about a three degree angle; and between one and three marker beacon transmitters which provide indication of the aircraft's position at specific points on the approach path. The Company manufactures and sells null reference and capture effect ILS configurations, offering both single and dual transmitters. The null reference configuration is less expensive, while the capture effect configuration is used when difficult terrain conditions are present near the runway. Single transmitter systems prevail in the United States, while dual systems are generally required at international sites to provide redundancy.

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

The international market consists of all sales where the installation of the Company's products is outside the United States. Almost all countries have civil aviation authorities which regulate the airways within their borders and procure equipment for their air traffic control systems and airports. The Company sells either directly to these international organizations through a network of representatives and distributors, or through prime contractors. The Company has over 31 independent sales representatives covering over 35 countries. The Company's international sales were 88% and 72%, of total sales for the fiscal years ended April 30, 1997, and 1996, respectively.

The United States non-federal market is comprised primarily of state and local governmental entities which have responsibility for airport development, improvement and management. The Company either contracts directly with the governmental entity constructing or improving an airport for the navaids portion of the project, or acts as a subcontractor to a prime contractor. The Company's United States non-federal sales were 11% and 23%, of total sales for the fiscal years ended April 30, 1997, and 1996, respectively.

The United States government market includes all governmental agencies which have a need for navaid products for installation in the United States. The primary customer for Airport Systems in this market is the FAA. The Company's sales to the United States Government were approximately 1% and 5%, of total sales for the fiscal periods ended April 30, 1997, and 1996, respectively. The Company has, to date, approached this market as both a subcontractor and direct provider.

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

The Company entered into a strategic alliance during fiscal 1995 with a leading manufacturer of military global positioning system products, Interstate Electronics Corporation ("Interstate"). The Company is jointly developing with Interstate a Differential Global Positioning System ("DGPS") that measures GPS signal errors from a precisely known ground location and transmits corrections to approaching aircraft. As part of a contract awarded in 1995 by Crossair AG, a subsidiary of Swissair, and Swisscontrol, the Company has installed an interim ground station at Lugano, Switzerland. This system is being used by Crossair AG and Swisscontrol to collect flight test data and design an approach to the airport at Lugano using DGPS. The basic design work for the final system has been completed, and the Company and Interstate are currently engaged in integrating hardware and software components. Initial flight tests have been completed. As part of its review, the FAA has requested and will receive an evaluation system for use in completing certification of the system in the United States.


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

The Company's principal conventional navaid competitor in the United

States non-federal market is Wilcox Electric Company, which is, to the Company's knowledge, the only other United States manufacturer of ground-based navaids of the type sold by the Company that has products certified for use in projects partially funded by the Airport Improvement Program (AIP).

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

Dependence on One or a Few Major Customers

The Company had sales to four customers which, in the aggregate, accounted for 54% of total sales in fiscal 1997, and sales to two customers which accounted for 33% of total sales in fiscal 1996. Because of the nature of the Company's business, it is possible that future revenues could be dependent on one or a few major customers.

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

In addition, certain local or state airport projects for which the Company contracts are partially funded by the AIP, a United States government trust-fund program funded by airport user fees. When ILS or DME equipment are procured under a program funded by the AIP, the buyer of the equipment typically transfers ownership, maintenance and operation of the equipment to the FAA after installation is complete. There is an additional FAA approval process required for AIP funded contracts which requires demonstration that the FAA can successfully maintain and operate the equipment. The Company's ILS and DME products are approved by the FAA for AIP funded contracts. To the Company's knowledge, there is only one other company in the United States with approval to supply ILS and DME equipment for AIP funded contracts.

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

Effect of Existing or Probable Governmental Regulations on the Business

The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health. The Company has not experienced any difficulty in complying with such regulations and compliance has not had a material impact on the Company's business or its financial results.

Research and Development

During fiscal 1997, approximately 43% of the Company's engineering staff time was spent on research and development activities, none of which was borne by the customer. In fiscal 1996, the amount of engineering time spent on research and development was 42%, none of which was borne by the customer.

Total Number of Employees

At April 30, 1997, the Company had 129 full time employees. Of these, 67 are engaged in manufacturing, 8 in sales and marketing, 28 in engineering, 7 in quality assurance and 19 in administration. The Company's employees are not represented by a labor organization.

Certain Factors That May Effect Future Results

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below and the factors and conditions which are described under the headings "Backlog," and "Quarterly Results" in the discussion of "Results of Operations" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 6 of this Form 10KSB, as well as those which have been included in other documents the Company files from time to time with the Securities and Exchange Commission including the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

The market potential for satellite based landing systems has resulted in alliances being formed between industry participants and companies not historically involved in ground-based navigation and will over time result in additional competitors. See "Business of the Company - Competition."

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

Dependence on Key Personnel - The future success of the Company is highly dependent upon several executive officers. The Company has signed employment agreements with three executives and has purchased key man life insurance on five executive officers. There can be no assurance that the loss of any one of these individuals would not have a material adverse effect on the Company's operations or profits. See "Executive Officers of the Company."

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

Additional Financing Requirements - Although at April 30, 1997 the Company had $3,122,000 in cash, the financing requirements of all of the various opportunities it is currently considering, if funded solely by the Company, may exceed this amount. This includes working capital to meet current and future contract obligations as well as funding for product expansion either through acquisition or internal development. The extent of such total capital requirements cannot be quantified at this time since many of these opportunities are at an early stage of consideration. In order to fully fund all such projects, the Company may need to issue debt or equity securities or engage in other financing activities. There can be no assurance that such financing will be available on favorable terms or on a timely basis, if at all. Any issuance of equity securities by the Company may result in a dilution of shareholders' equity. In addition, additional debt may have an adverse impact on operating results.


Item 2.  DESCRIPTION OF PROPERTY

Real Estate. The Company conducts all of its operations from its facility at 11300 West 89th Street in Overland Park, Kansas, which consists of approximately 50,000 square feet. Approximately 26,000 square feet is used for manufacturing, approximately 17,000 is used for engineering and training, while the remaining 7,000 square feet is used for administration and marketing. The building and the seven acres on which it is located are owned by the Company, subject to a mortgage due June, 2011. The principal balance of the mortgage at April 30, 1997, was $1,220,000, with a final payment of approximately $788,200 due on the due date assuming no prepayments. The Company believes that its existing facility provides adequate capacity for growth for the foreseeable future. No specific plans have been formed at the present time for expanding the facility, however, the Company believes that it has a range of suitable alternatives for future expansion.

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


Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any lawsuits, but is subject to contract disputes arising in the ordinary course of business, which the Company believes will not have, either individually or in the aggregate, a material adverse effect on the Company's business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1997.

Supplementary Item - EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of the Company:

      NAME                 AGE        POSITION
----------------          -----     --------------------------------------------
Keith S. Cowan             43       President, Chief Executive Officer and
                                    Director

Thomas C. Cargin           42       Vice President-Finance and Administration,
                                    Secretary and Director

John C. Roos                56      Vice President-Engineering

Michael M. Warner           43      Vice President-Business Development

John R. Wharton             55      Vice President-Sales

Gregory C. Brand            47      Vice President-Field Operations and Training

Wayne S. Howard             57      Vice President-Indonesia Programs

Karl B. Gemperli            33      Vice President-Manufacturing


Each of the executive officers is a full-time employee of the Company. Set forth below are descriptions of the backgrounds of the executive officers of the Company.

Keith S. Cowan has served as President and a Director of the Company since September, 1991, and as Chief Executive Officer of the Company since August, 1993. Prior to joining the Company, Mr. Cowan was an employee of the Teledyne Controls Division of Teledyne, Inc. for more than five years, last serving as Vice President, Airport and Instrumentation Products. Mr. Cowan has over 23 years of system engineering, project management and corporate experience in the development, manufacturing and sale of electronic systems. He is also a licensed pilot holding an instrument rating.

Thomas C. Cargin has served as Vice President-Finance and Administration of the Company since December, 1991, as its Secretary since March, 1993, and as a Director of the Company since October, 1993. Prior to joining the Company, Mr. Cargin was a partner in the accounting firm of Ifft & Barber since 1989 and prior to that was an employee of DYMON, Inc., a specialty chemical manufacturer located in Kansas City, Kansas, since 1983, last serving as Vice President of Finance and Chief Financial Officer. Mr. Cargin is a Certified Public Accountant with over 20 years of public accounting and private industry accounting experience. He is also a licensed pilot holding an instrument rating.

John C. Roos has served as Vice President-Engineering of the Company since December, 1991. Prior to joining the Company, Mr. Roos was an employee of AIL Systems, Inc., a subsidiary of Eaton Corporation, for more than five years, last serving as Manager of Design Engineering. Mr. Roos has over 31 years in engineering management experience in radio frequency design, government contracting and engineering project management.

Michael M. Warner has served as Vice President-Business Development since January, 1995. Prior to that, he held the position of Director-Business Development with Harris Corporation from 1993 to 1995. From 1982 to 1993 he held various positions with Hughes Aircraft Company, last serving as Manager, New Business Development. He has over 15 years experience in marketing and managing air traffic control systems projects.

John R. Wharton has served as Vice President-Sales of the Company since May, 1991. Prior to joining the Company, Mr. Wharton was employed by Aviation Systems, Inc., since 1988, last serving as Vice President of Marketing, and prior thereto by Wilcox for over 20 years. Mr. Wharton has over 33 years experience in marketing airport navigation aids both in the United States and internationally.

Gregory C. Brand has served as Vice President-Field Operations and Training since May, 1997. Prior to that, he was Manager of Field Services since September, 1996. Prior to joining the Company, Mr. Brand was an employee of Wilcox Electric, Inc. Mr. Brand has over 20 years experience in field installation and program management.

Wayne S. Howard has served as Vice President-Indonesia Programs since January, 1997. Prior to that he was Vice President of Manufacturing Operations of the Company since March, 1994. Prior to joining the Company, Mr. Howard was an employee of New Bedford Panoramics Corporation for more than five years, last serving as Manufacturing Manager. Mr. Howard has over 28 years of electronic components manufacturing and program management experience.

Karl B. Gemperli has served as Vice President of Manufacturing since March, 1996. Prior to joining the Company, Mr. Gemperli was an employee of BF Goodrich Aerospace, Test Systems Division for more than five years, last serving as Director of Manufacturing. Mr. Gemperli has over 12 years of electronic manufacturing experience.

                                     Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is set forth on the inside back cover of the Company's 1997 Annual Report to shareholders and such information is incorporated herein by reference.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 6 is set forth on pages 8 through 10 of the Company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference.


Item 7.  FINANCIAL STATEMENTS

The information required by Item 7 is set forth on pages 11 through 19 of the Company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

                                    Part III


Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's Directors required by Item 9 is set forth on pages 5 to 6 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to filing of Forms 3, 4, and 5 required by Item 9 is set forth on page 4 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Information relating to the Company's Executive Officers, as required by Item 9, is set forth under the heading Supplementary Item - Executive Officers of the Company, pages 11 through 13 of Part I of this Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION

The information required by Item 10 is set forth on pages 6 through 8 of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is set forth on pages 3 and 4 of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is set forth on pages 8 and 9 of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits have been previously filed or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

NUMBER                                 DESCRIPTION
------   -----------------------------------------------------------------------
 3.1     ARTICLES OF INCORPORATION

         The amended Articles of Incorporation of the Company dated September
         14, 1994, attached as Exhibit 3.1 pages 19-55 of the Company's Form
         10-KSB, filed July 31, 1995 with the Securities and Exchange Commission is incorporated herein by reference.

NUMBER                                 DESCRIPTION
------   -----------------------------------------------------------------------
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

NUMBER                                 DESCRIPTION
------   -----------------------------------------------------------------------

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

         (q) Stock Option Agreement dated April 15, 1994, by and between the Company and Wayne Howard, attached as

NUMBER                                 DESCRIPTION
------   -----------------------------------------------------------------------
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

         (u) Covenant Not To Compete Agreement dated March 20, 1997, by and between the Company and Michael M. Warner, attached as Exhibit
                  10u, of this form 10KSB.

         (v) Stock Option Agreement dated February 13, 1997, by and between the Company and Karl B. Gemperli, attached as Exhibit 10v, of this form 10KSB.

         (w) Sales contract by and between the Company and the Government of Indonesia attached as Exhibit 5 of the Companys Form 8K, filed November 15, 1996 with the Securities and Exchange
                  Commission, is incorporated herein by reference.


 11.     STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

 13.     ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED APRIL 30, 1997
         (pages 1 through 7 of such report shall not be deemed filed).

 21.     SUBSIDIARIES OF THE COMPANY

 23.     CONSENT OF INDEPENDENT AUDITORS

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

Date: July 29, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Keith S. Cowan                                    Date: July 29, 1997
------------------------------------
Keith S. Cowan
President, and Director
(Chief Executive Officer)



/s/ Thomas C. Cargin                                  Date: July 29, 1997
------------------------------------
Thomas C. Cargin
Director
(Vice President-Finance and
Administration, Principal Financial
Officer, and Secretary)



/s/ Michael J. Meyer                                  Date: July 29, 1997
------------------------------------
Michael J. Meyer
Director



/s/ Thomas C. Blackburn                               Date: July 29, 1997
------------------------------------
Thomas C. Blackburn
Director

EXHIBIT INDEX



Number                              Description
------                              -----------
10.(u)            COVENANT NOT TO COMPETE dated March 20, 1997,
                  by and between the Company and Michael M. Warner.

10.(v) STOCK OPTION AGREEMENT dated February 13, 1997, by and between the Company and Karl B. Gemperli.


11.               STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

13.               ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED
                  APRIL 30, 1997 (pages 1 through 7 of such report shall not be deemed filed).

21.               SUBSIDIARIES OF THE COMPANY


23.               CONSENT OF INDEPENDENT AUDITORS

27.               FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)