Form 10QSB
period 1997-07-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1997-09-11
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 31, 1997
                                     ------------------------


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number                0-22760
                      ----------------------------------------------

                       AIRPORT SYSTEMS INTERNATIONAL, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

               Kansas                                     48-1099142
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                             11300 West 89th Street
                           Overland Park, Kansas 66214
                  --------------------------------------------
                    (address of principal executive offices)


                                  (913)492-0861
                         -------------------------------
                           (Issuer's telephone number)

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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of September 10, 1997

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 1997
                                      INDEX


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

PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                      AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JULY 31,     APRIL 30,
                                                             1997          1997
                                                           --------     ---------
                                                               (In thousands)
                                                          (Unaudited)     (Note)
ASSETS
Current assets:
  Cash & cash equivalents                                  $   928       $ 3,122
  Short-term investments                                       871            --
  Accounts receivable, net                                   6,812         7,534
  Inventories, net                                           4,752         4,717
  Other current assets                                         275           186
                                                           -------       -------
Total current assets                                        13,639        15,559

Property and equipment, at cost                              3,067         3,037
Accumulated depreciation and amortization                    1,402         1,329
                                                           -------       -------
                                                             1,665         1,708

Cost in excess of net assets acquired, net                   1,245         1,264
Other assets                                                    51            63
                                                           -------       -------
Total assets                                               $16,600       $18,593
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 1,722       $ 2,511
  Accrued expenses                                           3,851         4,303
  Notes payable to bank                                         --           600
  Current portion of long-term debt                             26            26
  Other current liabilities                                    113           423
                                                           -------       -------
Total current liabilities                                    5,712         7,862

Long-term debt, less current portion                         1,191         1,195

Stockholders' equity:
  Common stock                                                  22            22
  Additional paid-in capital                                 7,293         7,293
  Retained earnings                                          2,382         2,221
                                                           -------       -------
Total stockholders' equity                                   9,697         9,537
                                                           -------       -------
Total liabilities and stockholders' equity                 $16,600       $18,593
                                                           =======       =======

NOTE: The balance sheet at April 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                  JULY 31,
                                                           --------------------
                                                             1997         1996
                                                           -------      -------
(In thousands, except per share data)
Sales                                                      $ 5,753      $ 5,155
Cost of products sold                                        4,148        3,597
                                                           -------      -------
Gross margin                                                 1,605        1,558


Selling, general and administrative expenses                 1,068        1,093
Research and development expenses                              325          235
                                                           -------      -------

Operating income                                               212          230

Other income (expense):
  Interest expense                                              19          (26)
  Other, net                                                     0            9
                                                           -------      -------

Income before income taxes                                     231          213

Provision  for income taxes                                     71           79
                                                           -------      -------

Net income                                                 $   160      $   134
                                                           =======      =======

Income per share:
  Primary                                                  $  0.07      $  0.06
                                                           =======      =======

  Fully diluted                                            $  0.07      $  0.06
                                                           =======      =======


See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  JULY 31,
                                                            -------------------
                                                              1997        1996
                                                            -------     -------
                                                               (In thousands)
OPERATING ACTIVITIES:
Net income                                                  $   160     $   134
Adjustments to reconcile net income to net cash
  provided by (used in ) operating activities:
    Depreciation and amortization                               104         129
    Loss on sale of equipment                                    --          --
    Changes in operating assets and liabilities:
      Accounts receivable, net                                  721       1,595
      Inventories, net                                          (35)        716
      Accounts payable                                         (789)       (398)
      Accrued expenses                                         (452)        201
      Other, net                                               (398)        234
                                                            -------     -------
Net cash provided by (used in) operating activities            (689)      2,611

INVESTING ACTIVITIES:
  Purchase of short-term investments                           (871)       (210)
  Liquidation of short-term investments                          --          --
  Proceeds from sale of property and equipment                   --          --
  Purchases of property and equipment                           (31)        (35)
  Additions to other assets                                      --          --
                                                            -------     -------
Net cash provided by (used in) investing activities            (902)       (245)

FINANCING ACTIVITIES:
  Principal payments on notes payable to banks               (1,400)       (570)
  Borrowing on notes payable to banks                           800         570
  Payments on long-term debt and capital lease
    obligations                                                  (3)         (4)
  Borrowing on long-term debt and capital lease
    obligations                                                  --          --
  Proceeds from exercise of stock options                        --           8
                                                            -------     -------
Net cash provided for (used in) financing activities           (603)          3
Net increase (decrease) in cash and cash equivalents         (2,194)      2,370

Cash and cash equivalents at beginning of period              3,122         621
                                                            -------     -------

Cash and cash equivalents at end of period                  $   928     $ 2,991
                                                            =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                  $    33     $    29
                                                            =======     =======

  Income taxes                                              $   430          --
                                                            =======     =======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1997


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1997.

2.       Notes Payable to Banks

In May, 1997, the Company amended its line of credit to provide for maximum borrowings of $6,000,000, at an interest rate of prime (8.5% at July 31, 1997), secured by accounts receivable, inventory, and equipment. The agreement matures in September, 1998. There were no borrowings outstanding at July 31, 1997.

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-KSB for the year ended April 30, 1997. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1998 were $5.7 million compared to $5.2 million for the first quarter of fiscal 1997. The increase in sales is due to an increase in units shipped as a result of a higher beginning backlog and increased bookings compared to the same period of fiscal 1997.

Gross margin remained unchanged in the first quarter of fiscal 1998 compared to fiscal 1997. Gross margin as a percent of sales decreased compared to fiscal 1997 (27.9% versus 30.2%), due to the delivery of lower gross margin products and services. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses decreased slightly in dollar terms, but decreased from 21.2% of sales in fiscal 1997 to 18.6% in fiscal 1998. The decrease as a percent of sales is primarily due to economies of scale associated with higher sales as certain costs are fixed in nature.

Research and development expenses increased during the first quarter to $325,000 from $235,000 in the first quarter of fiscal 1997. The increase reflects increased expenses related to research and development programs designed to enhance the current product line as well as the continued development of the Company's LADGPS (Local Area Differential Global Position System).

Other revenue income increased from a net expense of $17,000 in the first quarter of fiscal 1997 to a net income of $19,000 in the first quarter of fiscal 1998 due to increased interest income on investments as well as reduced interest expense resulting from a decrease in the average debt obligations outstanding compared to the prior year period.

Income taxes declined in the first quarter of 1998 to $71,000 (an effective tax rate of 31%) from $79,000 (an effective rate of 37%) in the first quarter of 1997. The decline in taxes was due primarily to reductions in the income tax provision resulting from over-accrued of taxes in fiscal 1997.

Net income for the first quarter of 1998 was $160,000, compared with a 1997 first quarter net income of $134,000. The increase in net income is primarily due to increased sales and gross margin, as previously mentioned.

BACKLOG

The Company's backlog was $17.6 million at July 31, 1997, compared to $4.5 million at July 31, 1997, and $19.2 million at April 30, 1997. Approximately 87% of the backlog at July 31, 1997 was represented by three contracts. The contracts call for providing navaid and other equipment and services to Indonesia (64% of backlog), a domestic airport authority in the United States (13% of backlog) and the Federal Aviation Administration (10% of backlog). The Company expects to ship approximately $10 million of the total backlog through the end of the fiscal year.

The decline in backlog, as compared to April 30, 1997, is the result of orders not keeping pace with shipments, primarily the result of shipping schedules imposed by the Indonesian and FAA contracts. The Company booked orders during the quarter of approximately $4.0 million, one being the exercise by the FAA of 10 additional DME's under the existing contract and another to supply navaids, approach lighting systems, weather observation systems and runway visual range equipment to the Northwest Arkansas Regional Airport Authority. These two orders totaled approximately $2.8 million. Other bids remained active at quarter end, but the Company is unable to determine when or if the related contracts will be awarded. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $689,000 was used by operations for the first three months of fiscal 1998 compared to $2,611,000 provided by operations in the first three months of fiscal 1997. The decrease was a result of the payment of vendor trade balances and other accrued expenses, as well as the reduction in customer down payments during the quarter.

Cash used in investing activities was $902,000 for the first three months of fiscal 1998 compared to cash provided of $245,000 in the first three months of fiscal 1997. This increase is primarily the result of the purchase of short-term investments in the first quarter of 1998.

Cash used in financing activities was $603,000 in the first three months of fiscal 1998 compared to cash provided of $3,000 in the first three months of fiscal 1997 as a result of the normal paydown of the Company's debt obligations as well as a net reduction of short-term borrowings during the first quarter of $600,000.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents, and available borrowings under its existing revolving credit facility.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           Exhibit 11.1 - Computation of Earnings Per Share

                           Exhibit 27 - Financial Data Schedule (SEC Use Only)

                  (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


September 11, 1997                    /s/  THOMAS C. CARGIN


-----------------------             --------------------------------------------
Date                                Thomas C. Cargin, Vice President of Finance
                                    and Administration, Secretary, and Principal
                                    Accounting Officer

EXHIBIT INDEX


Number                              Description                                  Page
------                              -----------                                  ----
11.1              Computation of Earnings Per Share, filed herewith.              107

27                Financial Data Schedule (for SEC use only)