Form 10QSB
period 1997-09-30
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1997-12-12
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                October 31, 1997
                                      ---------------------------


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                -----------------   --------------

Commission file number                0-22760
                       ----------------------------------------

                       AIRPORT SYSTEMS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

          Kansas                                         48-1099142
-----------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation                                      Identification No.)
or organization)

                             11300 West 89th Street
                           Overland Park, Kansas 66214
                   ------------------------------------------
                    (address of principal executive offices)

                                  (913)492-0861
                           ---------------------------
                           (Issuer's telephone number)

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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of December 2, 1997

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1997
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Operations                   4
            Condensed Consolidated Statements of Cash Flows                   5
            Notes to Condensed Consolidated Financial Statements              6


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                     7

PART II - OTHER INFORMATION
      Item 1 - Legal Proceedings                                             10
      Item 4 - Submission of Matters to a Vote of Security Holders
      Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                               11

EXHIBIT INDEX                                                                12

PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             OCTOBER 31,   APRIL 30,
                                                                1997         1997
                                                             -----------   ---------
                                                                  (In thousands)
                                                             (Unaudited)    (Note)
ASSETS
Current assets:
  Cash & cash equivalents                                      $   893      $ 3,122
  Short-term investments                                           497           --
  Accounts receivable, net                                       6,456        7,534
  Inventories, net                                               4,715        4,717
  Other current assets                                             337          186
                                                               -------      -------
Total current assets                                            12,899       15,559

Property and equipment, at cost                                  3,160        3,037
Accumulated depreciation and amortization                        1,496        1,329
                                                               -------      -------
                                                                 1,664        1,708

Cost in excess of net assets acquired, net                       1,227        1,264
Other assets                                                        42           63
                                                               -------      -------
Total assets                                                   $15,832      $18,593
                                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 1,472      $ 2,511
  Accrued expenses                                               2,982        4,303
  Notes payable to bank                                             --          600
  Current portion of long-term debt                                 26           26
  Other current liabilities                                         90          423
                                                               -------      -------
Total current liabilities                                        4,569        7,862

Long-term debt, less current portion                             1,186        1,195

Stockholders' equity:
  Common stock                                                      22           22
  Additional paid-in capital                                     7,293        7,293
  Retained earnings                                              2,762        2,221
                                                               -------      -------
Total stockholders' equity                                      10,077        9,537
                                                               -------      -------
Total liabilities and stockholders' equity                     $15,832      $18,593
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

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED)


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         OCTOBER 31,                  OCTOBER 31,
                                                  -----------------------       -----------------------
                                                    1997           1996           1997          1996
                                                  --------       --------       --------       --------
(In thousands, except per share data)
Sales                                             $  6,167       $  4,014       $ 11,919       $  9,169
Cost of products sold                                4,092          2,749          8,240          6,346
                                                  --------       --------       --------       --------
Gross margin                                         2,075          1,265          3,680          2,823


Selling, general and administrative expenses         1,143            975          2,211          2,068
Research and development expenses                      394            212            719            447
                                                  --------       --------       --------       --------

Operating income (loss)                                537             78            750            308

Other income (expense):
 Interest expense                                      (25)           (25)            (6)           (51)
 Other, net                                             37             44             36             54
                                                  --------       --------       --------       --------

Income (loss) before income taxes                      549             97            780            311

Provision (benefit) for income taxes                   169             35            240            114
                                                  --------       --------       --------       --------

Net income (loss)                                 $    381       $     62       $    541       $    197
                                                  ========       ========       ========       ========

Income (loss) per share:
 Primary                                          $   0.16       $   0.03       $   0.22       $   0.08
                                                  ========       ========       ========       ========

 Fully diluted                                    $   0.16       $   0.03       $   0.22       $   0.08
                                                  ========       ========       ========       ========


See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                               OCTOBER 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                             (In thousands)
OPERATING ACTIVITIES:
Net income                                               $   541       $   197
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                              225           249
  Loss on sale of equipment                                   --             3
  Changes in operating assets and liabilities:
   Restricted cash                                            --          (210)
   Accounts receivable, net                                1,077           666
   Inventories, net                                            2           226
   Accounts payable                                       (1,039)          131
   Accrued expenses                                       (1,318)          138
   Other, net                                               (485)          356
                                                         -------       -------
Net cash provided by (used in) operating activities         (997)        1,755

INVESTING ACTIVITIES:
 Purchase of short-term investments                       (2,567)         (997)
 Liquidation of short-term investments                     2,070            --
 Proceeds from sale of property and equipment                 --            15
 Purchases of property and equipment                        (123)          (81)
 Additions to other assets                                    --            --
                                                         -------       -------
Net cash provided by (used in) investing activities         (620)       (1,063)

FINANCING ACTIVITIES:
 Principal payments on notes payable to banks             (1,400)         (570)
 Borrowing on notes payable to banks                         800           570
 Payments on long-term debt and capital lease
  obligations                                                (12)          (10)
 Borrowing on long-term debt and capital lease
  obligations                                                 --            --
 Proceeds from exercise of stock options                      --             8
                                                         -------       -------
Net cash used in financing activities                       (612)           (2)
Net increase in cash and cash equivalents                 (2,230)          691

Cash and cash equivalents at beginning of period           3,122           621
                                                         -------       -------

Cash and cash equivalents at end of period               $   893       $ 1,312
                                                         =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
 Interest                                                $    58       $    53
                                                         =======       =======

 Income taxes                                            $   573       $    49
                                                         =======       =======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1997


1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1997.

Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

2.       Notes Payable to Banks

During September, 1997, the Company amended its line of credit to provide for maximum borrowings of $6,000,000, at an interest rate of prime (8.50% at October 31, 1997), secured by accounts receivable, inventory, and equipment. The agreement matures in September, 1998. There were no outstanding borrowings at October 31, 1997.

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-QSB for the quarter ended July 31, 1997, and the Form 10-KSB for the year ended April 30, 1997. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1998 increased 53.6%, to $6.2 million from $4.0 million for the second quarter of fiscal 1997. Sales for the first six months of fiscal 1998 increased 30.0%, to $11.9 million from $9.2 million for the same period in fiscal 1997. The increase in sales for both periods is due to an increase in units shipped as a result of a higher beginning backlog.

Gross margin increased to $2.1 million (or 33.6% of sales) in the second quarter of fiscal 1998 compared to $1.3 million (or 31.5% of sales) in the second quarter of fiscal 1997. Gross margin for the first six months of fiscal 1998 increased to $3.7 million (or 30.8% of sales) compared to $2.8 million (or 30.7% of sales) for the first six months of fiscal 1997. Gross margin as a percent of sales increased during both periods compared to the comparative periods in fiscal 1997 due to the delivery of higher gross margin products and services as well as reduced manufacturing costs. The Company expects margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses increased during the second quarter to $1.1 million (18.5% of sales) from $975,000 (24.2% of sales) in the second quarter of fiscal 1997. For the first six months of fiscal 1998, selling, general, and administrative expenses increased to $2.2 million (18.5% of sales) from $2.1 million (22.5% of sales) in the same period of fiscal 1997. The increase in dollar terms reflects growth associated with increased sales, backlog, and international marketing opportunities. The decrease as a percent of sales is due to economies of scale associated with higher sales as certain costs are fixed in nature.

Research and development expenses increased during the second quarter to $394,000 from

$212,000 in the second quarter of fiscal 1997. In the first six months, research and development expenses increased to $719,000 from $447,000 for the first six months of fiscal 1997. The increase for both periods is a result of increased labor and expenses related to programs designed to enhance the current product line as well as the continued development of the Company's LADGPS (Local Area Differential Global Position System).

Other revenue decreased $7,000 for the second quarter of fiscal 1998 compared to the same period one year ago. This decrease was due to additional expenses incurred as the result of bank charges and other miscellaneous charges related to the international operations of the business. For the first six months of fiscal 1998, total other revenue (expense), including interest expense, increased $27,000 due to increases in interest income from investments as well as reduced interest expense from outstanding debt obligations compared to the prior year period.

Income taxes increased to $169,000 and $240,000 for the second quarter and first six months of fiscal 1998, respectively, for an effective tax rate of 30.8%. Taxes for the second quarter and first six months of fiscal 1997 amounted to $35,000 and $114,000, respectively, for an effective tax rate of 36.1%, 36.7% for those respective periods. The increase was primarily due to the increase in pre-tax income while the effective tax rate decrease was due to reductions in the income tax provision resulting from over-accrued taxes in fiscal 1997.

Net income for the second quarter was $381,000, compared with a fiscal 1997 second quarter net income of $62,000. For the first six months, net income was $541,000, compared with a net income of $197,000 for the first six months of fiscal 1997. On a per share basis, net income for the quarter was $.16 compared with $.03 in the prior year second quarter. For the first six months, net income was $.22 compared with a net income of $.08 for the first six months of fiscal 1997. The per share increase in net income is primarily due to increased sales and margin, as previously mentioned.


BACKLOG

The Company's backlog was $14.6 million at October 31, 1997, compared to $5.6 million at October 31, 1996, and $19.2 million at April 30, 1997. Approximately 62% of the backlog at October 31, 1997, was represented by three international contracts for navaids and other equipment and services, with an additional 14% of the backlog represented by a contract with a domestic airport authority in the United States and 8% for a contract with the Federal Aviation Administration. Of the total backlog at October 31, 1997, approximately $8.3 million is expected to be completed and shipped in fiscal 1998 while the remaining $6.3 million will be completed and shipped in the subsequent fiscal year.

The decline in backlog, as compared to April 30, 1997, is the result of bookings not keeping pace with shipments during the first six months. This is primarily the result of the shipping schedules imposed by the Indonesia and FAA contracts. During the second quarter, the Company booked orders of approximately $3.3 million which included a contract with Thailand to provide the Company's LADGPS system which embodies new technology based on directional signals provided by satellites. Other contracts awarded included traditional navaid equipment and services to Panama, Taiwan and Cambodia. Other bids remained active at quarter end, but the Company is unable to determine when or if the related contracts will be rewarded. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $997,000 was used by operations for the first six months of fiscal 1998 compared to $1,755,000 provided in the first six months of fiscal 1997. The decrease was principally the result of the payment of vendor trade balances and other accrued expenses, as well as the reduction in customer down payments during the first six months.

Cash used in investing activities was $620,000 for the first six months of fiscal 1998 compared to $1,063,000 used in the first six months of fiscal 1997. The decrease in cash used is primarily the result of short-term investment purchases of $2.6 million and $2.0 million in short-term investment liquidation during the current year and the purchase of short-term investments in the prior year period of $997,000.

Cash used in financing activities was $612,000 in the first six months of fiscal 1998 compared to cash used of $2,000 in the first six months of fiscal 1997. The increase in net cash used is mainly due to principal payments on notes payable to banks of $1.4 million with total borrowings from banks totaling $800,000 in the current year.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders of the Company was held on September 10, 1997. The following items were approved:

         (a) Thomas C. Blackburn and Thomas C. Cargin were re-elected Class I directors of the Company for a period of three years until the 2000 Annual Meeting of Stockholders and until a successor has been elected and qualified. For Thomas C. Blackburn, 2,017,770 shares were voted for election with 6,260 shares withheld. For Thomas C. Cargin, 2,016,270 shares were voted for election with 7,760 shares withheld. Members of the Board continuing in office include the Class II directors serving until the 1998 annual meeting, Michael J. Meyer and Walter H. Stowell, Jr., and the Class III directors serving until the 1999 annual meeting, Keith S. Cowan and Robert D. Taylor.

         (b) Appointment of Ernst & Young LLP as independent accountants was approved with 2,014,970 shares for appointment and 9,060 shares abstained from voting.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 11.1 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (SEC Use Only)

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the three months ended October 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


December 12, 1997               /s/ Thomas C. Cargin
-----------------               -----------------------------------------
Date                            Thomas C. Cargin, Vice President of Finance and
                                Administration, Secretary, and Principal
                                Accounting Officer

                                  EXHIBIT INDEX


Number                     Description                                    Page
------                     -----------                                    ----

11.1       Computation of Earnings Per Share, filed herewith.              13

27         Financial Data Schedule (for SEC use only)