Form 10QSB
period 1998-01-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1998-03-17
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   January 31, 1998
                                            ---------------------------


           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------

Commission file number                0-22760
                               ----------------------

                       AIRPORT SYSTEMS INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Kansas                                         48-1099142
---------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
or organization)

                             11300 West 89th Street
                           Overland Park, Kansas 66214
                     --------------------------------------
                    (address of principal executive offices)

                                  (913)492-0861
                            -------------------------
                           (Issuer's telephone number)

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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of March 1, 1998

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                         QUARTER ENDED JANUARY 31, 1998
                                      INDEX

                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION

     ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              Condensed Consolidated Balance Sheets                            3
              Condensed Consolidated Statements of Operations                  4
              Condensed Consolidated Statements of Cash Flows                  5
              Notes to Condensed Consolidated Financial Statements             6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                       7

PART II - OTHER INFORMATION
     Item 1 - Legal Proceedings                                               11
     Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                12

EXHIBIT INDEX                                                                 13


PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   JANUARY 31,    APRIL 30,
                                                      1998          1997
                                                   ----------     ---------
                                                        (In thousands)
                                                   (Unaudited)     (Note)
ASSETS
Current assets:
 Cash & cash equivalents                            $  1,946       $ 3,122
 Accounts receivable, net                              6,862         7,534
 Inventories, net                                      4,955         4,717
 Other current assets                                    354           186
                                                    --------       -------
Total current assets                                  14,117        15,559

Property and equipment, at cost                        3,246         3,037
Accumulated depreciation and amortization              1,598         1,329
                                                    --------       -------
                                                       1,648         1,708

Cost in excess of net assets acquired, net             1,209         1,264
Other assets                                              36            63
                                                    --------       -------
Total assets                                        $ 17,010       $18,593
                                                    ========       =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable                                   $  1,815       $ 2,511
 Accrued expenses                                      3,874         4,303
 Notes payable to bank                                    --           600
 Current portion of long-term debt                        26            26
 Other current liabilities                               (39)          422
                                                    --------       -------
Total current liabilities                              5,676         7,862

Long-term debt, less current portion                   1,182         1,195

Stockholders' equity:
 Common stock                                             22            22
 Additional paid-in capital                            7,218         7,293
 Retained earnings                                     2,912         2,221
                                                    --------       -------
Total stockholders' equity                            10,152         9,536
                                                    --------       -------
Total liabilities and stockholders' equity          $ 17,010       $18,593
                                                    ========       =======


NOTE: The balance sheet at April 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
  (UNAUDITED)

                                                    Three Months Ended            Nine Months Ended
                                                        January 31                    January 31
                                                   ---------------------        ----------------------
                                                     1998          1997           1998           1997
                                                   -------       -------        -------       --------
 Sales                                             $ 6,482       $ 3,636        $18,402       $ 12,804
 Cost of products sold                               4,779         2,584         13,019          8,929
                                                   -------       -------        -------       --------
 Gross margin                                        1,703         1,052          5,383          3,875

 Selling, general and administrative expenses        1,130           853          3,341          2,921
 Research and development expenses                     335           265          1,054            712
                                                   -------       -------        -------       --------
 Operating income (loss)                               239           (66)           988            242
 Other income (expense):
  Interest expense                                     (25)          (26)           (30)           (77)
  Other, net                                            24           (62)            60             (9)
                                                   -------       -------        -------       --------

 Income (loss) before income taxes                     238          (154)         1,018            156
 Provision (benefit) for income taxes                   88           (56)           328             58
                                                   -------       -------        -------       --------
 Net income (loss)                                 $   150       ($   98)       $   691       $     98
                                                   =======       =======        =======       ========

 Income (loss) per share:
  Basic                                            $  0.07       ($ 0.04)       $  0.31       $   0.04
                                                   =======       =======        =======       ========
  Diluted                                          $  0.06       ($ 0.04)       $  0.29       $   0.04
                                                   =======       =======        =======       ========

See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                             JANUARY 31,
                                                        -------------------
                                                          1998        1997
                                                        -------       -----
                                                           (In thousands)
OPERATING ACTIVITIES:
 Net income                                             $   691       $  99
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                            351         364
   Loss on sale of equipment                                 --           3
   Changes in operating assets and liabilities:
    Accounts receivable, net                                672        (801)
    Inventories, net                                       (238)       (679)
    Accounts payable                                       (696)       (225)
    Accrued expenses                                       (423)        886
    Other, net                                             (631)        329
                                                        -------       -----
Net cash used in operating activities                      (273)        (24)

INVESTING ACTIVITIES:
  Purchase of short-term investments                     (2,567)       (997)
  Liquidation of short-term investments                   2,567         997
  Proceeds from sale of property and equipment               --          15
  Purchases of property and equipment                      (209)       (114)
  Additions to other assets
                                                        -------       -----
 Net cash used in investing activities                     (209)        (99)

FINANCING ACTIVITIES:
 Principal payments on notes payable to banks            (1,400)       (570)
 Borrowing on notes payable to banks                        800         570
 Payments on long-term debt and capital lease
  obligations                                               (19)        (17)
 Buyback of outstanding Warrants                            (75)         --
 Proceeds from exercise of stock options                     --           7
                                                        -------       -----
Net cash used in financing activities                      (695)        (10)
Net decrease in cash and cash equivalents                (1,176)       (132)

Cash and cash equivalents at beginning of period          3,122         621
                                                        -------       -----
Cash and cash equivalents at end of period              $ 1,946       $ 489
                                                        =======       =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
 Interest                                               $    83       $  79
                                                        =======       =====
 Income taxes                                           $   790       $  49
                                                        =======       =====

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1998


1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1997.

2.       Earnings Per Share

The company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in the third quarter of fiscal 1998. Share and per share amounts for all periods have been restated to comply with FAS 128.

3.       Notes Payable to Banks

During September, 1997, the Company amended its line of credit to provide for maximum borrowings of $6,000,000, at an interest rate of prime (8.50% at January 31, 1998), secured by accounts receivable, inventory, and equipment. The agreement matures in September, 1998. There were no borrowings at January 31, 1998.

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-QSB for the quarters ended July 31, 1997 and October 31, 1997, and the Form 10-KSB for the year ended April 30, 1997. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1998 increased 78.3%, to $6.5 million from $3.6 million for the third quarter of fiscal 1997. Sales for the first nine months of fiscal 1998 increased 43.7%, to $18.4 million from $12.8 million for the same period in fiscal 1997. The increase in sales for both periods is due to an increase in units shipped as a result of a higher beginning backlog compared to the same period of fiscal 1997.

Gross margin increased to $1.7 million (or 26.3% of sales) in the third quarter of fiscal 1998 compared to $1.1 million (or 28.9% of sales) in the third quarter of fiscal 1997. Gross margin for the first nine months of fiscal 1998 totaled $5.4 million (or 29.3% of sales) compared to $3.9 million (or 30.3% of sales) for the first nine months of fiscal 1997. The decrease in gross margin as a percentage of sales during both periods compared to the respective periods in fiscal 1997 reflects the shipment of contracts with lower than expected gross margins as well as the establishment of reserves for additional costs on installation contracts. Economic difficulties being experienced in Southeast Asia had an impact on the mix of contracts that shipped in the 3rd quarter and contributed to the lower gross margins. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses increased during the third quarter to $1.1 million (17.4% of sales) from $853,000 (23.5% of sales) in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, selling, general, and administrative expenses increased $420,000 from $2.9 million (22.8% of sales) in fiscal 1997 to $3.3 million (18.2% of sales) over the same period of fiscal 1998. The increase in dollar terms reflects growth associated with increased sales, backlog, and international marketing opportunities. The decrease as a percent of sales is attributable to economies of scale associated with higher sales as certain costs are fixed in nature.

Research and development expenses increased during the third quarter to $335,000 from $265,000 in the third quarter of fiscal 1997. In the first nine months, research and development expenses increased $342,000 to $1.1 million from $712,000 for the first nine months of fiscal 1997. The increase for both periods is a result of increased labor and expenses related to programs designed to enhance the current product line which includes the new Category II/III Instrument Landing System.

Interest expense decreased $1,000 for the third quarter and $47,000 for the first nine months compared to the respective periods in the prior year due to a decrease in the average debt obligations outstanding compared to the prior year period.

The Company's estimated provision for income taxes amounted to 37.0% and 32.2% for the third quarter and first nine months respectively. In the prior year comparative periods the provision (benefit) for income taxes amounted to (36.4%) and 36.9%, or ($56,000) and $58,000, for the third quarter and first nine months of fiscal 1997. The increase was primarily due to the increase in pre-tax income for the third quarter and first nine months of fiscal 1998 while the decrease in the effective tax rate for the first nine months was due to reductions in the income tax provision resulting from previously over-accrued income taxes in fiscal 1997.

Net income for the third quarter was $150,000, compared with a fiscal 1997 third quarter net loss of $98,000. For the first nine months, net income was $691,000, compared with net income of $98,000 for the first nine months of fiscal 1997. The increase in net income is primarily due to increased sales and gross margin, as previously mentioned.


BACKLOG

The Company's backlog was $12.3 million at January 31, 1998, compared to $7.4 million at January 31, 1997, and $19.2 million at April 30, 1997. Approximately 69% of the backlog at January 31, 1998, was represented by three contracts. The contracts call for providing navaid equipment and services to Indonesia (48% of backlog), South America (12% of backlog) and a domestic airport authority in the United States (9% of backlog). The Company expects to ship approximately $4.4 million of the total backlog through the end of the fiscal year while the remaining $9.6 million will be completed and shipped in the subsequent fiscal year.

The decline in backlog, as compared to April 30, 1997, is the result of bookings not keeping pace with shipments during the first nine months of the fiscal year. This is primarily the result of the shipping schedules imposed by the Indonesia and Federal Aviation Administration contracts. During the third quarter, the Company's bookings included awarded contracts to supply navaids and services for projects in South America, North Africa, the Middle East and North America.

These bookings totaled approximately $3.7 million of the total $4.3 million booked during the third quarter. Other bids remained active at quarter end, but the Company is unable to determine when or if the related contracts will be awarded. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.


SOUTHEAST ASIA

The current economic difficulties in Southeast Asia, in particular Indonesia and Thailand has and will for the foreseeable future, had an impact on the Company's operations. The current difficulties are not, at this time having an impact on the Indonesia contract currently in backlog. Work is progressing on the contract satisfactorily, and because the financing for the project was established through the Export Import Bank of the United States, the Company is assured of payment for work completed. However, should the Republic of Indonesia default on any of its obligations to the Export Import Bank, the Bank may suspend payments on the contract, thus forcing the Company to stop work until such time as the Company can be assured of receiving payment for work completed.

In response to this situation, the Company has begun to reallocate its marketing resources to other regions of the world, in particular South America, Central and Eastern Europe and China, and though the impact of these efforts will not be immediate, the Company does not expect to see benefits in fiscal 1999. It is important to note that not all of Southeast Asia is impacted as severely as Indonesia and Thailand and that other countries in that region are planning requirements for fiscal 1999.

As a result of the current situation, the Company has seen some programs for which it was expecting to receive orders for and ship in the 3rd quarter, as well as the 4th quarter, canceled or delayed. The Company expects the 4th quarter to be profitable, but it will not compare favorably with last years 4th quarter which was exceptionally strong due to the timing of shipments on the Indonesia contract. The Company expects to see some softness in sales and earnings in the first half of fiscal 1999 while marketing resources are reallocated to other regions of the world.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $273,000 was used by operations for the first nine months of fiscal 1998 compared to $24,000 used in the first nine months of fiscal 1997. The increase in cash used was due to the reduction of accounts payable through payment of vendor trade balances and other accrued expenses and liabilities. The increase in inventories was offset by the reduction in accounts receivable through the first nine months of the fiscal year.

Cash used in investing activities was $209,000 for the first nine months of fiscal 1998 compared to $99,000 used in the first nine months of fiscal 1997. The increase in cash used is primarily the result of purchases of property and equipment exceeding the amounts purchased in the prior period.

Cash used in financing activities was $695,000 in the first nine months of fiscal 1998 compared to cash used of $10,000 in the first nine months of fiscal 1997. The increase was the result of the normal paydown of the Company's debt obligations and also included the buyback of outstanding stock warrants for $75,000 during the quarter.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowings under its existing revolving credit facility.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                Exhibit 11.1 - Computation of Earnings Per Share

                Exhibit 27 - Financial Data Schedule (SEC Use Only)

          (b)   Reports on Form 8-K:

                No reports on Form 8-K were filed by the Registrant during the three months ended January 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


March 13, 1998               /s/ Thomas C. Cargin
--------------               ---------------------------------------------------
Date                         Thomas C. Cargin, Vice President of Finance and
                             Administration, Secretary, and Principal Accounting
                             Officer

                                  EXHIBIT INDEX

Number                         Description                                  Page
------                         -----------                                  ----
11.1              Computation of Earnings Per Share, filed herewith.         14

27                Financial Data Schedule (for SEC use only)