Form 10KSB
period 1998-04-30
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1998-07-28
CIK 914398

                    U.S. Securities and Exchange Commission
                                Washington, D.C.

                                  FORM 10-KSB

(Mark One)

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the Fiscal year ended   April 30, 1998
                                      --------------------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

            Commission file number  0-22760
                                   -----------------------

                      Airport Systems International, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                    Kansas                                 48-1099142
        -------------------------------                -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

     11300 West 89th Street, Overland Park, Kansas              66214
     ---------------------------------------------            ----------
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number         (913) 495-2600
                         --------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
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

        State issuer's revenues for its most recent fiscal year.   $23,846,000

        The aggregate market value of the voting stock held by non-affiliates of the issuer on June 1, 1998, based upon the average bid and ask prices for such stock on that date was $9,930,195. The number of shares of Common Stock of the issuer outstanding as of June 1, 1998 was 2,230,500 .

        Documents incorporated by reference:

               - Portions of the Annual Report to Shareholders for the year ended April 30, 1998 are incorporated by reference into Part
                 II.

               - Portions of the Proxy Statement for the Annual Meeting of
                 Shareholders to be held September 15, 1998, are incorporated by reference into Part III.

                                     Part I

Item 1.  DESCRIPTION OF BUSINESS

(A)    BUSINESS DEVELOPMENT

The Company engages in the design, manufacture, marketing and installation of ground-based navaids as well as airfield signage. Navaids provide enroute and approach to landing guidance to aircraft, allowing them to safely navigate and land in poor visibility conditions. Navaids are required by the United States Federal Aviation Administration ("FAA") and the International Civil Aviation Organization ("ICAO") regulations at all airports in the world that conduct all-weather operations. Airfield signage is used to direct aircraft along runways, taxiways and to terminals.

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

The Company was incorporated in Kansas on May 1, 1991, and completed an initial public offering on November 30, 1993. In that offering, 1,550,000 shares of common stock were sold, including an over-allotment of 150,000 shares, 700,000 shares being sold by the Company and 850,000 shares being sold by certain existing stockholders.

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

An ILS system provides the close-in navigation support to an aircraft during the approach to landing phase. An ILS consists of three separate navaids: the localizer provides lateral guidance to the left and right of the runway centerline; the glide-slope provides vertical guidance above and below a glidepath which intersects the runway touchdown point at about a three degree angle; and between one and three marker beacon transmitters which provide an indication of the aircraft's position at specific points on the approach path. The Company manufactures and sells null reference and capture effect ILS configurations, offering both single and dual transmitters. The null reference configuration is less expensive, while the capture effect configuration is used when difficult terrain conditions are present near the runway. Single transmitter systems prevail in the United States, while dual systems are generally required at international sites to provide redundancy.

An ILS is certified for use according to criteria which specify the applicable landing decision height which is required for a particular approach procedure. Decision height is that point above the approach end of the runway at which the pilot must either establish positive visual contact with the runway, or execute a missed approach. Category I ILS permits a landing decision height of 200 feet; Category II ILS permits a landing decision height of 100 feet; and Category III ILS permits a landing decision height of 50 feet or less. The Company produces Category I and II ILS and is nearing completion on research and development efforts for an enhanced Category II and new Category III ILS which is planned for completion and certification in the second quarter of fiscal 1999.

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

The international market consists of all sales where the installation of the Company's products is outside the United States. Almost all countries have civil aviation authorities which regulate the airways within their borders and procure equipment for their air traffic control systems and airports. The Company sells either directly to these international organizations through a network of representatives and distributors, or through prime contractors. The Company has over 29 independent sales representatives covering over 27 countries. The Company's international sales were 75% and 88%, of total sales for the fiscal years ended April 30, 1998, and 1997, respectively.

The United States non-federal market is comprised primarily of state and local governmental entities which have responsibility for airport development, improvement and management. The Company either contracts directly with the governmental entity constructing or improving an airport for the navaids portion of the project, or acts as a subcontractor to a prime contractor. The Company's United States non-federal sales were 13% and 11%, of total sales for the fiscal years ended April 30, 1998, and 1997, respectively.

The United States government market includes all governmental agencies which have a need for navaid products for installation in the United States. The primary customer for Airport Systems in this market is the FAA. The Company's sales to the United States Government were approximately 12% and 1%, of total sales for the fiscal periods ended April 30, 1998, and 1997, respectively. The Company has, to date, approached this market as both a subcontractor and direct provider.

Status of Publicly Announced New Product

Satellite-based navigation systems for aircraft navigation and landing is an emerging technology in the navaids industry. The Global Positioning System ("GPS"), controlled jointly by the Department of Defense and Department of Transportation, uses 24 orbiting satellites and is the only such system currently operating. Approach-to-landing satellite guidance, however, is currently affected by accuracy and integrity limitations. These limitations are, however, overcome through the use of a Differential Global Positioning System ("DGPS"). DGPS measures the GPS signal from a precisely known ground location, calculates signal errors and transmits corrections to the GPS system aboard the aircraft.

The Company entered into a strategic alliance with Interstate Electronics Corporation ("Interstate") in fiscal 1995 to jointly develop a DGPS. During 1998, the Company completed development of the DGPS data link transmitter and receiver used in the ground station and airborne GPS receiver. The related software was certified by the FAA to be compliant with DO-178B software development standards. Several events occurred during 1998 which the Company believes will significantly impact not only the implementation of GPS-based landing systems, but also its viability as the sole means of aircraft navigation. In particular, the FAA made changes to the DGPS design specifications as well as the development program structure and schedule; and experienced delays in program funding. In addition, significant risks were identified regarding the use of GPS, in particular its susceptibility to wide-area jamming and single point failures. Because of this, the Company believes the market for DGPS is delayed for an indeterminable period of time, and it is unlikely the GPS will replace conventional navaids as the sole means of air navigation anytime in the foreseeable future. As a result, the Company and Interstate jointly terminated their existing agreement and the Company was granted a full manufacturing license to the current design with the ability to make future enhancements to the product that resulted from the joint work with Interstate. The Company is considering several alternatives for pursuing the GPS market, including developing a teaming relationship with a partner to revise the current design, providing certain ground station components including the data link to other vendors and modifying the design internally.

The Company announced in July of 1998 that it had signed a marketing and manufacturing agreement with Idman Airfield Products ("Idman"), a manufacturer of airport lighting products based in Finland. Idman, a wholly owned subsidiary of Philips Electronics, N.V., manufactures a complete line of airport lighting including approach, taxiway and runway lights. Under the terms of the agreement, the Company will have exclusive marketing and manufacturing rights for these products in North and South America and non-exclusive distribution rights in a number of other major international markets.

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

The Company's principal conventional navaid competitor in the United States non-federal market is Airsys ATM (previously Wilcox Electric Company), which is, to the Company's knowledge, the only other United States manufacturer of ground-based navaids of the type sold by the Company that has products certified for use in projects partially funded by the Airport Improvement Program (AIP).

The Company has several competitors both domestically and internationally in airfield signage. Domestically, the Company's primary competitors are ADB Alnaco (a division of Siemens A.G.), Crouse Hinds (a division of Cooper Industries) and Standard Signs, Inc. (a privately held company). Internationally, the Company competes primarily against Siemens ADB and local indigenous sign manufacturers.

Sources and Availability of Raw Materials and Principle Suppliers

Raw materials used in the manufacture of the Company's products are readily available from a number of sources in the United States.

Dependence on One or a Few Major Customers

The Company had sales to two customers which, in the aggregate, accounted for 46% of total sales in fiscal 1998, and sales to four customers which accounted for 54% of total sales in fiscal 1997. Because of the nature of the Company's business, it is possible that future revenues could be dependent on one or a few major customers.

Patents, Trademarks, Licenses

The Company holds no United States or foreign patents. The Company's only trademark is the "AIRPORT SYSTEMS" name and design which is registered with the United States Patent and Trademark office. The Company's material intellectual property consists of drawings, plans, software, specifications and engineering and manufacturing know how which the Company maintains as confidential proprietary information. In November, 1992, the Company paid Fernau Avionics, Ltd. $217,225 for an irrevocable, fully transferrable, non-exclusive perpetual royalty-free license to manufacture, sell and maintain products using DME technology owned by FAL, replacing an earlier license agreement. In addition, the Company has been granted a full manufacturing license to the current design with the ability to make future enhancements to the product that resulted from our joint work with Interstate for the development and sale of DGPS equipment.

Government Approvals

All navigation aids to be installed in the United States, whether purchased by airport owners, local or state governments or the FAA, require FAA and United States Federal Communications Commission ("FCC") approval. Except for the Category II and III ILS, the Company has received all applicable approvals for the products it sells in the United States.

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

In addition, certain local or state airport projects for which the Company contracts are partially funded by the AIP, a United States government trust-fund program funded by airport user fees. When ILS or DME equipment is procured under a program funded by the AIP, the buyer of the equipment typically transfers ownership, maintenance and operation of the equipment to the FAA after installation is complete. There is an additional FAA approval process required for AIP funded contracts which requires demonstration that the FAA can successfully maintain and operate the equipment. The Company's ILS and DME products are approved by the FAA for AIP funded contracts. To the Company's knowledge, Airsys ATM is the only other company in the United States with approval to supply ILS and DME equipment for AIP funded contracts.

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

Research and Development

During fiscal 1998, approximately 53% of the Company's engineering staff time was spent on research and development activities, none of which was borne by the customer. In fiscal 1997, the amount of engineering time spent on research and development was 43%, none of which was borne by the customer.

Total Number of Employees

At April 30, 1998, the Company had 122 full time employees. Of these, 68 are engaged in manufacturing, 9 in sales and marketing, 16 in engineering, 8 in quality assurance and 21 in administration. The Company's employees are not represented by a labor organization.

Certain Factors That May Effect Future Results

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below and the factors and conditions which are described under the headings "Backlog," and "Quarterly Results" in the discussion of "Results of Operations" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 6 of this Form 10-KSB, as well as those which have been included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB and current reports on Form 8-K, and holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Emerging Technology - The Company's products are based upon proven ground-based radio technology which has been the standard for navaids worldwide and is the technology used in the vast majority of navaids currently in service. However, currently there are potentially competitive technologies being procured or actively considered by the FAA, ICAO and civil aviation authorities around the world, the most significant of which is GPS. Based on future FAA, ICAO and other civil aviation authorities' actions with regard to satellite technologies, the long-term ability of the Company to compete successfully will depend in large measure on its ability to acquire or develop products which are compatible with technological changes and advances in the navaids industry. The Company's ability to develop a GPS-based landing system depends to some degree on the alternatives being evaluated for pursuing the GPS market. See "Business of the Company - Status of Publicly Announced New Product."

Competition - The Company is in direct competition with one other supplier of navaids in the United Sates. This competitor, Airsys ATM (formerly Wilcox Electric, Inc.), is a joint venture between Thomson-CSF, a French defense and electronics company partially owned by the French government, and Siemens A.G., a German defense and electronics company. Both Thomson-CSF and Siemens A.G. have substantially greater resources than the Company, and Airsys ATM has been, for many years, the principal supplier of navaids to the FAA. In the international market, there are several foreign competitors for one or more of the products produced by the Company, most of which are substantially larger and have greater resources than the Company. See "Business of the Company - Competition."

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

The United States Dollar Exchange Rates - The Company competes internationally with competitors from Europe and Japan and is thus subject to the effects of changes in United States dollar exchange rates. The strength of the U.S. Dollar compared to the German Mark and French Franc during 1998 negatively impacted the Company's competitiveness on international projects. Prior to 1998, though, this had not had an adverse effect on the Company's international competitiveness. If the United States dollar continues to gain strength against the currencies of its principal competitors, it could impede the marketing of the Company's products by making them relatively more expensive in international markets compared to competitors' products. The Company's contracts are denominated in United States dollars.

International Currency Devaluations - The current economic difficulties in Southeast Asia that have resulted in tighter monetary and fiscal policies following the currency devaluations in Indonesia, Thailand, Korea, Malaysia and the Philippines have had and will for the foreseeable future, have an impact on the Company's operations. The current difficulties are not, at this time, having an impact on the Company's contract with the Republic of Indonesia. Work has been progressing on the contract satisfactorily, and because the financing for the project was established through the Export Import Bank of the United States, the Company is assured of payment for work completed. However, should the Republic of Indonesia default on any of its obligations to the Export Import Bank, the Export Import Bank may suspend payments on the contract to the Company. This would force the Company to stop work until such time as the Company can be assured of receiving payment for work completed.

While the Company has reallocated its marketing resources to other regions of the world, the Company is susceptible to currency devaluations in these other regions. Further currency devaluations and tighter monetary and fiscal policy may make the Company's products too expensive in these international markets and delay funding of government programs.

Dependence on Key Personnel - The future success of the Company is highly dependent upon several executive officers. The Company has signed employment agreements with two executives and has purchased key man life insurance on five executive officers. There can be no assurance that the loss of any one of these individuals would not have a material adverse effect on the Company's operations or profits.

See "Executive Officers of the Company."

Possible Volatility of Stock Price - Company's Trading Volume Historically Limited - The trading price of the Common Stock could be subject to significant fluctuations in response to announcements of developments related to the Company's business, the Company's financial results, general conditions in the industry, the United States dollar exchange rates and the general economy. Historically, the trading volume of the Company's Common Stock on the NASDAQ National Market has been limited.

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

Additional Financing Requirements - Although at April 30, 1998 the Company had $2.4 million in cash, the financing requirements of all of the various opportunities it is currently considering, if funded solely by the Company, may exceed this amount. This includes working capital to meet current and future contract obligations as well as funding for product expansion either through acquisition or internal development. The extent of such total capital requirements cannot be quantified at this time since many of these opportunities are at an early stage of consideration. In order to fully fund all such projects, the

Company may need to issue debt or equity securities or engage in other financing activities. There can be no assurance that such financing will be available on favorable terms or on a timely basis, if at all. Any issuance of equity securities by the Company may result in a dilution of shareholders' equity. In addition, additional debt may have an adverse impact on operating results.

Item 2.   DESCRIPTION OF PROPERTY

Real Estate. The Company conducts all of its operations from its facility at 11300 West 89th Street in Overland Park, Kansas, which consists of approximately 50,000 square feet. Approximately 26,000 square feet is used for manufacturing, approximately 17,000 is used for engineering and training, while the remaining 7,000 square feet is used for administration and marketing. The building and the seven acres on which it is located are owned by the Company, subject to a mortgage due June, 2011. The principal balance of the mortgage at April 30, 1998, was $1,203,000, with a final payment of approximately $788,200 due on the due date assuming no prepayments. The Company believes that its existing facility provides adequate capacity for growth for the foreseeable future. No specific plans have been formed at the present time for expanding the facility, however, the Company believes that it has a range of suitable alternatives for future expansion.

The Company conducts production of airfield signage along with planned production of the airfield lighting product line from a leased facility at 8920 Bond in Overland Park, Kansas, which consists of approximately 7,200 square feet. The Company has a 2 year renewable lease for this facility. The Company believes this facility will provide adequate capacity for the remaining lease term.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1998.

                                    Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by Item 5 is set forth on the inside back cover of the Company's 1998 Annual Report to Shareholders, included herein as Exhibit 13.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 6 is set forth on pages 8 through 11 of the Company's 1998 Annual Report to Shareholders, included herein as Exhibit 13.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 7 is set forth on pages 12 through 23 of the Company's 1998 Annual Report to Shareholders, included herein as Exhibit 13.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the Company's independent accountants on accounting or financial disclosure matters.

                                    Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's Directors required by Item 9 will be set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to the Company's Executive Officers, as required by
Item 9, is set forth in the following table and description of backgrounds:


     NAME              AGE          POSITION
--------------        -----        -------------------
Keith S. Cowan         44           President, Chief Executive Officer and
                                    Director

Thomas C. Cargin       43           Vice President-Finance and Administration,
                                    Secretary and Director

Anthony G. Bommarito   46           Vice President-Engineering

Michael M. Warner      44           Vice President-Business Development

John R. Wharton        56           Vice President-Sales

Gregory C. Brand       48           Vice President-Field Operations and Training

Wayne S. Howard        58           Vice President-Indonesia Programs

Karl B. Gemperli       34           Vice President-Manufacturing

Ronald E. Peck         37           Vice President-Quality

Each of the executive officers is a full-time employee of the Company. Set forth below are descriptions of the backgrounds of the executive officers of the Company.

Keith S. Cowan has served as President and a Director of the Company since September, 1991, and as Chief Executive Officer of the Company since August, 1993. Prior to joining the Company, Mr. Cowan was an employee of the Teledyne Controls Division of Teledyne, Inc. for more than five years, last serving as Vice President, Airport and Instrumentation Products. Mr. Cowan has over 24 years of system engineering, project management and corporate experience in the development, manufacturing and sale of electronic systems. He is also a licensed pilot holding an instrument rating.

Thomas C. Cargin has served as Vice President-Finance and Administration of the Company since December, 1991, as its Secretary since March, 1993, and as a Director of the Company since October, 1993. Prior to joining the Company, Mr. Cargin was a partner in the accounting firm of Ifft & Barber since 1989 and prior to that was an employee of DYMON, Inc., a specialty chemical manufacturer located in

Kansas City, Kansas, since 1983, last serving as Vice President of Finance and Chief Financial Officer. Mr. Cargin is a Certified Public Accountant with over 21 years of public accounting and private industry accounting experience. He is also a licensed pilot holding an instrument rating.

Anthony G. Bommarito has served as Vice President-Engineering of the Company since June, 1998. Prior to joining the Company, Mr. Bommarito was an employee of Airsys ATM, Inc. (formerly Wilcox Electric), for more than 18 years, last serving as Director of Engineering and Product Development. Mr. Bommarito has over 25 years in engineering experience.

Michael M. Warner has served as Vice President-Business Development since January, 1995. Prior to that, he held the position of Director-Business Development with Harris Corporation from 1993 to 1995. From 1982 to 1993 he held various positions with Hughes Aircraft Company, last serving as Manager, New Business Development. He has over 16 years experience in marketing and managing air traffic control systems projects.

John R. Wharton has served as Vice President-Sales of the Company since May, 1991. Prior to joining the Company, Mr. Wharton was employed by Aviation Systems, Inc., since 1988, last serving as Vice President of Marketing, and prior thereto by Wilcox for over 20 years. Mr. Wharton has over 34 years experience in marketing airport navigation aids both in the United States and internationally.

Gregory C. Brand has served as Vice President-Field Operations and Training since May, 1997. Prior to that, he was Manager of Field Services since September, 1996. Prior to joining the Company, Mr. Brand was an employee of Wilcox Electric, Inc. Mr. Brand has over 21 years experience in field installation and program management.

Wayne S. Howard has served as Vice President-Indonesia Programs since January, 1997. Prior to that he was Vice President of Manufacturing Operations of the Company since March, 1994. Prior to joining the Company, Mr. Howard was an employee of New Bedford Panoramics Corporation for more than five years, last serving as Manufacturing Manager. Mr. Howard has over 30 years of electronic components manufacturing and program management experience.

Karl B. Gemperli has served as Vice President of Manufacturing since March, 1996. Prior to joining the Company, Mr. Gemperli was an employee of BF Goodrich Aerospace, Test Systems Division for more than five years, last serving as Director of Manufacturing. Mr. Gemperli has over 13 years of electronic manufacturing experience.

Ronald E. Peck has served as Vice President of Quality since May, 1998. Prior to that he served as Director of Quality since April 1997. Prior to joining the Company, Mr. Peck was an employee of Raytheon Company, last serving as a Principal Quality Assurance Engineer. Mr. Peck has over 15 years of quality assurance experience.

Item 10.  EXECUTIVE COMPENSATION

The information required by Item 10 will be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 11 will be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions of the type required to be disclosed by Item 12.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits have been previously filed or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:


NUMBER                                DESCRIPTION
------                ------------------------------------------
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



NUMBER                                DESCRIPTION
------                --------------------------------------------
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



NUMBER                                DESCRIPTION
------                ---------------------------------------------
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



NUMBER                                DESCRIPTION
------                ---------------------------------------------
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

                      (u)    Covenant Not To Compete Agreement dated March 20,
                             1997, By and between the Company and Michael M.
                             Warner, attached as Exhibit 10.(u) of the Company's Form 10-KSB, filed July 31, 1997 with the Securities and Exchange Commission, is incorporated herein by reference.

                      (v) Stock Option Agreement dated February 13, 1997, by and between the Company and Karl B. Gemperli, attached as Exhibit 10.(v), of the Company's Form
                             10-KSB, filed July 31, 1997 with the Securities and Exchange Commission, is incorporated herein by reference.

                      (w) Sales contract by and between the Company and the Government of Indonesia attached as Exhibit 5 of the Company's Form 8-K, filed November 15, 1996 with the Securities and Exchange Commission, is incorporated herein by reference.

 11.                  STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

 13.                  ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED
                      APRIL 30, 1998 (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Form 10-KSB shall be deemed filed with the Commission)

 21.                  SUBSIDIARIES OF THE COMPANY

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

                                       AIRPORT SYSTEMS INTERNATIONAL, INC.

                                By:

                                       /s/ Keith S. Cowan
                                       ----------------------------------------
                                       Keith S. Cowan
                                       President and Chief Executive Officer

Date:  July 28, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ Keith S. Cowan                                 Date:  July 28, 1998
------------------------------------
Keith S. Cowan
President, and Director
(Chief Executive Officer)


/s/ Thomas C. Cargin                               Date:  July 28, 1998
------------------------------------
Thomas C. Cargin
Director
(Vice President-Finance and
Administration, Principal Financial
Officer, and Secretary)

/s/ Michael J. Meyer                               Date:  July 28, 1998
------------------------------------
Michael J. Meyer
Director

/s/ Thomas C. Blackburn                            Date:  July 28, 1998
------------------------------------
Thomas C. Blackburn
Director

EXHIBIT INDEX

Number                Description
------                -----------
11.                   STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

13.                   ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED
                      APRIL 30, 1998 (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Form 10-KSB shall be deemed filed with the Commission)

21.                   SUBSIDIARIES OF THE COMPANY

23.                   CONSENT OF INDEPENDENT AUDITORS

27.                   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)