Form 10QSB
period 1998-07-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1998-09-14
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998
                                                 -------------


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number                0-22760
                       ------------------------------------


                       AIRPORT SYSTEMS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Kansas                                      48-1099142
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             11300 West 89th Street
                           Overland Park, Kansas 66214
--------------------------------------------------------------------------------
                    (address of principal executive offices)

                                  (913)492-0861
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     (X)               No       (  )
                        -----------              ----------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value - 2,230,500 shares outstanding as of September 1, 1998

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 1998
                                      INDEX


                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets                                             3
                  Condensed Consolidated Statements of Income                                       4
                  Condensed Consolidated Statements of Cash Flows                                   5
                  Notes to Condensed Consolidated Financial Statements                              6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                                     8

PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings                                                                12
         Item 6 - Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                                     13

PART I. - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 JULY 31,        APRIL 30,
                                                                   1998            1998
                                                                  -------         -------
                                                                       (In thousands)
                                                                (Unaudited)       (Note)
ASSETS
Current assets:
  Cash & cash equivalents                                         $ 1,330         $ 2,449
  Accounts receivable, net                                          6,394           6,156
  Inventories, net                                                  6,329           5,261
  Other current assets                                                 97             152
                                                                  -------         -------
Total current assets                                               14,150          14,018

Property and equipment, at cost                                     3,360           3,303
Accumulated depreciation and amortization                           1,765           1,687
                                                                  -------         -------
                                                                    1,595           1,616

Cost in excess of net assets acquired, net                          1,172           1,190
Other assets                                                           30              30
                                                                  -------         -------
Total assets                                                      $16,947         $16,854
                                                                  =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $ 1,571         $ 1,280
  Accrued expenses                                                  3,621           3,835
  Current portion of long-term debt                                    19              19
  Other current liabilities                                            87              80
                                                                  -------         -------
Total current liabilities                                           5,298           5,214

Long-term debt, less current portion                                1,179           1,184
Deferred income taxes                                                  15              15

Stockholders' equity:
  Common stock                                                         22              22
  Additional paid-in capital                                        7,218           7,218
  Retained earnings                                                 3,215           3,201
                                                                  -------         -------
Total stockholders' equity                                         10,455          10,441
                                                                  -------         -------
Total liabilities and stockholders' equity                        $16,947         $16,854
                                                                  =======         =======

NOTE: The balance sheet at April 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                           ------------------------
                                                            1998             1997
                                                           -------          -------
Sales                                                      $ 4,727          $ 5,753
Cost of products sold                                        3,150            4,148
                                                           -------          -------
Gross margin                                                 1,577            1,605

Selling, general and administrative expenses                 1,071            1,068
Research and development expenses                              484              325
                                                           -------          -------
Operating income                                                22              212

Other income (expense):
  Interest expense                                             (23)             (33)
  Other, net                                                    23               52
                                                           -------          -------
Income before income taxes                                      22              231

Provision for income taxes                                       8               71
                                                           -------          -------
Net income                                                 $    14          $   160
                                                           =======          =======
Income per share:
  Basic                                                    $  0.01          $  0.07
                                                           =======          =======
  Diluted                                                  $  0.01          $  0.07
                                                           =======          =======


See notes to condensed consolidated financial statements.

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                           ------------------------
                                                            1998             1997
                                                           -------          -------
                                                                (In thousands)
OPERATING ACTIVITIES:
Net income                                                 $    14          $   160
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                               96              104
    Changes in operating assets and liabilities:
      Accounts receivable, net                                (238)             721
      Inventories, net                                      (1,068)             (35)
      Accounts payable                                         291             (789)
      Accrued expenses and customer deposits                  (214)            (452)
      Other, net                                                62             (398)
                                                           -------          -------
Net cash used in operating activities                       (1,057)            (689)

INVESTING ACTIVITIES:
  Purchase of short-term investments                            --             (871)
  Purchases of property and equipment                          (57)             (31)
                                                           -------          -------
Net cash used in investing activities                          (57)            (902)

FINANCING ACTIVITIES:
  Net repayments on note payable to bank                        --             (600)
  Principal payments on long-term debt                          (5)              (3)
                                                           -------          -------
Net cash used in financing activities                           (5)            (603)
Net decrease in cash and cash equivalents                   (1,119)          (2,194)

Cash and cash equivalents at beginning of period             2,449            3,122
                                                           -------          -------

Cash and cash equivalents at end of period                 $ 1,330          $   928
                                                           =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                 $    24          $    33
                                                           =======          =======

  Income taxes                                             $    25          $   430
                                                           =======          =======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998


1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1998.

2. Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires September 1, 1998. The agreement allows for borrowings up to a maximum of $6,000,000, at an interest rate of prime (8.50% at July 31, 1998), secured by accounts receivable, inventory, and equipment. There were no borrowings at July 31, 1998.

During September 1998, the Company amended its line of credit to provide for borrowings at the Company's option at either an interest rate of LIBOR plus 250 basis points (8.20% at July 31, 1998) or at an interest rate of prime (8.50% at July 31, 1998), with maturity at September 1, 2000. All other terms and conditions outlined above remained the same.

4. Earnings Per Share

The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in the third quarter of fiscal 1998. Share and per share amounts for the quarter ended July 31, 1997, have been restated to comply with FAS 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended
                                       July 31, 1998     July 31, 1997
 Numerator:
 Net Income                             $   14,000         $  160,000

 Denominator:
 Denominator for basic
 earnings per share - weighted
 average shares                          2,230,500          2,230,500

 Effect of dilutive securities:
   Employee stock options                  189,324            166,634

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed
   conversions                           2,419,824          2,397,134

Earnings per share - Basic              $     0.01         $     0.07

Earnings per share - Dilutive           $     0.01         $     0.07

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-KSB for the year ended April 30, 1998. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1999 decreased 17.8%, to $4.7 million from $5.8 million for the first quarter of fiscal 1997. The decrease in sales is due to a decrease in units shipped as a result of a lower beginning backlog compared to the same period of fiscal 1998.

Gross margin remained primarily unchanged in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Gross margin as a percent of sales increased to 33.4% in the first quarter of fiscal 1999 compared to 27.9% in the first quarter of fiscal 1998. The increase in gross margin as a percentage of sales reflects spares shipments during the first quarter of fiscal 1999 with higher than normal gross margins. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses remained unchanged during the first quarter of fiscal 1999 at $1.1 million compared to the first quarter of fiscal 1998. As a percent of sales, selling, general, and administrative expenses increased from 18.6% in the first quarter of fiscal 1998 to 22.7% in the first quarter of fiscal 1999. The increase as a percent of sales is attributable to expansion of the Company's marketing group and decreased economies of scale associated with lower sales as certain costs are fixed in nature.

Research and development expenses increased during the first quarter to $484,000 from $325,000 in the first quarter of fiscal 1998. The increase is a result of increased labor and expenses related to programs designed to enhance the current product line which includes the new Category II/III Instrument Landing System.

Interest expense decreased $10,000 for the first quarter compared to the first quarter of fiscal 1998 due to a decrease in the average debt obligations outstanding compared to the prior year period. Other decreased $29,000 due to a decrease in interest income resulting from average lower outstanding cash and investment balances during the current year period compared to the prior year period.

The Company's estimated provision for income taxes amounted to 36.4% or $8,000 during the first quarter of 1999 compared to 30.7% or $71,000 in fiscal 1998. The decrease in dollar terms is a result of the decrease in pre-tax income for the first quarter while the increase in the effective tax rate for the first three months was due to unusually low effective tax rate in the first quarter of fiscal 1998 resulting from the overaccrual of taxes in fiscal 1997.

Net income for the first quarter was $14,000, compared with a fiscal 1998 first quarter net income of $160,000. The decrease in net income is primarily due to decreased sales and increased research and development expenses as previously mentioned.


BACKLOG

The Company's backlog was $7.9 million at July 31, 1998, compared to $17.6 million at July 31, 1997, and $10.6 million at April 30, 1998. Approximately 84% of the backlog at July 31, 1998, was represented by three contracts. The contracts call for providing navaid equipment and services to Indonesia (46% of backlog), Taiwan (20% of backlog) and South America (18% of backlog). The Company expects to ship approximately $6.5 million of the total backlog through the end of fiscal 1999 with the remaining $1.4 million of backlog being completed and shipped in fiscal 2000.

The decline in backlog, as compared to April 30, 1998, is the result of bookings not keeping pace with shipments. In particular, the backlog at April 30, 1998, included approximately $4.9 million related to a $17.7 million contract signed with the Republic of Indonesia in the fourth quarter of 1997. At July 31, 1998, the backlog related to this contract had decreased to $3.7 million. In addition, the economic difficulties experienced in Southeast Asia continued to delay or cancel several programs for which the Company was expecting to be awarded during the quarter, thus significantly contributing to the lack of growth in orders during the period. The Company continues to expand its marketing group through the addition of domestic and international marketing personnel and the allocation of these resources to other regions of the world. In addition, the Company is nearing completion and certification of enhancements to its current products (in particular its CAT II/III ILS) which is expected to increase geographic penetration in the Company's markets as well as improve its competitive position on future tenders. The Company expects the delays and cancellation of orders, as discussed above, to negatively impact the Company's revenue during the second and third quarters. This, combined with additional expenditures related to the implementation of the airfield lighting product line program, as discussed later in this Form 10-QSB, is expected by management to result in operating losses and breakeven operating results in the second and third quarters, respectively. The extent of the loss in the second quarter, as well as the ability to achieve break-even operating results during the third quarter, is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $1.1 million was used by operations for the first three months of fiscal 1999 compared to $689,000 used in the first three months of fiscal 1998. The increase in cash used was primarily due to an increase in inventories during the period. Inventories increased due to the delay in shipment of the Company's new Category II/III Instrument Landing System of which inventory had been purchased and production incurred as of quarter-end. In addition, installation work in progress increased as a result of the Company's continued installation work on its contract with the Republic of Indonesia.

Cash used in investing activities was $57,000 for the first three months of fiscal 1999 compared to $902,000 used in the first three months of fiscal 1998. The decrease in cash used is primarily the result of short-term investment purchases in the prior year period.

Cash used in financing activities was $5,000 in the first three months of fiscal 1999 compared to cash used of $603,000 in the first three months of fiscal 1998. The decrease in cash used was the result of repayments made on the Company's short-term note payable in the prior year period.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowings under its existing revolving credit facility.

AIRFIELD LIGHTING DISTRIBUTION AGREEMENT

In July, 1998, the Company signed an agreement with the Airfield Lighting Products Division of Idman Oy. Idman Oy is a lighting products subsidiary of Philips Electronics, N.V. located in Finland. Under the agreement, the Company obtained the exclusive right to distribute Idman's airfield lighting products in North and South America. The Company also obtained distribution rights into all other parts of the world except Europe and the former Commonwealth of Independent States (CIS). The term of the agreement is for 10 years. As a result of this agreement, the Company will have a complete line of airfield lighting products, including inset centerline and edge lights for runway, taxiway, runway end; elevated lights for runways, taxiways and runway ends; precision approach path indicators; approach lighting systems; control equipment and lighting accessories. In addition to distribution rights, the Company will perform final assembly and test procedures on the products it sells. The Company will assist Idman in certifying its products for sale in the United States. During fiscal 1999, the Company expects to focus it efforts on certifying the Idman products in the United States as well as developing its airfield lighting marketing infrastructure. Final certification of the airfield lighting products is expected to be completed in the third quarter of fiscal 1999. The Company expects to spend approximately $1 million during fiscal 1999 on certification and marketing efforts, with all of these expenditures being expensed during the last three quarters of the fiscal year. The Company will submit bids on international lighting projects as the opportunities arise and its marketing infrastructure is developed. The Company expects to be submitting bids on lighting projects in the United States by the fourth quarter of fiscal 1999.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None.


Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                 Exhibit 10.1 - Employment Agreement dated June 12, 1998, by and between the Company and Anthony G. Bommarito.

                 Exhibit 10.2 - Distribution Agreement between Idman Oy and Airport Systems International, Inc. Portions of this agreement are subject to a request for confidential treatment, and such portions are not included with this filing.

                 Exhibit 27 - Financial Data Schedule (SEC Use Only)

        (b)      Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Registrant during the three months ended July 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


September 14, 1998                  /s/ Thomas C. Cargin
--------------------------          --------------------------------------------
Date                                Thomas C. Cargin, Vice President of Finance
                                    and Administration, Secretary, and Principal
                                    Accounting Officer