Form 10QSB
period 1998-10-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1998-12-15
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 1998
                                      ----------------


        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------

Commission file number        0-22760
                       ---------------------

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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of December 1, 1998

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1998
                                      INDEX


                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets                                             3
                  Condensed Consolidated Statements of Operations                                   4
                  Condensed Consolidated Statements of Cash Flows                                   5
                  Notes to Condensed Consolidated Financial Statements                              6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                                     8

PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings                                                                12
         Item 4 - Submission of Matters to a Vote of Security Holders                              12
         Item 6 - Exhibits and Reports on Form 8-K                                                 12

SIGNATURE PAGE                                                                                     14

EXHIBIT INDEX                                                                                      15

PART I. - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             OCTOBER 31,   APRIL 30,
                                                                1998         1998
                                                             -----------   ---------
                                                                  (In thousands)
                                                             (Unaudited)    (Note)
ASSETS
Current assets:
  Cash & cash equivalents                                      $   775      $ 2,449
  Accounts receivable, net                                       4,157        6,156
  Inventories, net                                               6,162        5,261
  Other current assets                                             440          152
                                                               -------      -------
Total current assets                                            11,534       14,018

Property and equipment, at cost                                  3,640        3,303
Accumulated depreciation and amortization                        1,846        1,687
                                                               -------      -------
                                                                 1,794        1,616

Cost in excess of net assets acquired, net                       1,154        1,190
Other assets                                                        30           30
                                                               -------      -------
Total assets                                                   $14,512      $16,854
                                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 1,130      $ 1,280
  Accrued expenses                                               2,432        3,835
  Current portion of long-term debt                                 20           19
  Other current liabilities                                       --             80
                                                               -------      -------
Total current liabilities                                        3,582        5,214

Long-term debt, less current portion                             1,174        1,184
Deferred income taxes                                               15           15

Stockholders' equity:
  Common stock                                                      22           22
  Additional paid-in capital                                     7,218        7,218
  Retained earnings                                              2,501        3,201
                                                               -------      -------
Total stockholders' equity                                       9,741       10,441
                                                               -------      -------
Total liabilities and stockholders' equity                     $14,512      $16,854
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

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
          (UNAUDITED)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         OCTOBER 31                     OCTOBER 31
                                                    ---------------------         ----------------------
                                                     1998           1997           1998           1997
                                                    -------       -------         -------       --------
Sales                                               $ 3,241       $ 6,167         $ 7,968       $ 11,920
Cost of products sold                                 2,673         4,092           5,823          8,240
                                                    -------       -------         -------       --------
Gross margin                                            568         2,075           2,145          3,680


Selling, general and administrative expenses          1,173         1,143           2,244          2,211
Research and development expenses                       510           394             994            719
                                                    -------       -------         -------       --------

Operating income (loss)                              (1,115)          538          (1,093)           750

Other income (expense):
  Interest expense                                      (24)          (25)            (47)           (58)
  Other, net                                             23            37              46             89
                                                    -------       -------         -------       --------

Income (loss) before income taxes                    (1,116)          550          (1,094)           781

Provision (benefit) for income taxes                   (402)          169            (394)           240
                                                    -------       -------         -------       --------

Net income (loss)                                   $  (714)      $   381         $  (700)      $    541
                                                    =======       =======         =======       ========

Income (loss) per share:
  Basic                                             $ (0.32)      $  0.17         $ (0.31)      $   0.24
                                                    =======       =======         =======       ========

  Diluted                                           $ (0.32)      $  0.16         $ (0.31)      $   0.22
                                                    =======       =======         =======       ========


See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             OCTOBER 31,
                                                        ---------------------
                                                         1998           1997
                                                        -------       -------
                                                            (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                       $  (700)      $   541
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                           220           225
    Changes in operating assets and liabilities:
      Accounts receivable, net                            1,999         1,077
      Inventories, net                                     (901)            2
      Accounts payable                                     (150)       (1,039)
      Accrued expenses and customer deposits             (1,403)       (1,318)
      Other, net                                           (368)         (485)
                                                        -------       -------
Net cash used in operating activities                    (1,303)         (997)

INVESTING ACTIVITIES:
  Purchase of short-term investments                       --          (2,567)
  Liquidation of short-term investments                    --           2,070
  Purchases of property and equipment                      (362)         (123)
                                                        -------       -------
Net cash used in investing activities                      (362)         (620)

FINANCING ACTIVITIES:
  Net repayments on note payable to bank                   --            (600)
  Principal payments on long-term debt                       (9)          (12)
                                                        -------       -------
Net cash used in financing activities                        (9)         (612)
Net decrease in cash and cash equivalents                (1,674)       (2,229)

Cash and cash equivalents at beginning of period          2,449         3,122
                                                        -------       -------

Cash and cash equivalents at end of period              $   775       $   893
                                                        =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                              $    40       $    58
                                                        =======       =======

  Income taxes                                          $    65       $   573
                                                        =======       =======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1998


1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1998.

2. Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires September 1, 2000. The agreement allows for borrowings up to a maximum of $6,000,000, at an interest rate of either LIBOR plus 250 basis points (5.6% at October 31, 1998) or prime (8.0% at October 31, 1998), secured by accounts receivable, inventory, and equipment. There were no borrowings at October 31, 1998.

4. Earnings Per Share

The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in the third quarter of fiscal 1998. Share and per share amounts for the quarter ended October 31, 1998, have been restated to comply with FAS 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months                            Six Months
                                               Ended October 31,                      Ended October 31,
                                        ------------------------------          -------------------------------
                                           1998                1997                1998                1997
                                        ----------         -----------          ----------           ----------
 Numerator:
 Net Income (loss)                      $  (714,000)         $  381,000         $  (700,000)         $  541,000

 Denominator:
 Denominator for basic
 earnings per share - weighted
 average shares                           2,230,500           2,230,500           2,230,500           2,230,500

 Effect of dilutive securities:
   Employee stock options                        --             197,749                  --             193,537

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed
   conversions                            2,230,500           2,428,249           2,230,500           2,424,037

Earnings per share - Basic              $     (0.32)         $     0.17         $     (0.31)         $     0.24

Earnings per share - Dilutive           $     (0.32)         $     0.16         $     (0.31)         $     0.22

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-QSB for the quarter ended July 31, 1998 and the Form 10-KSB for the year ended April 30, 1998. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1999 were $3.2 million compared to $6.2 million for the second quarter of fiscal 1997. Sales for the first six months of fiscal 1999 were $8 million compared to $11.9 million for the first six months of fiscal 1998. The decrease in sales for both the quarter and year to date is due to a decrease in units shipped as a result of a lower beginning backlog compared to the same period of fiscal 1998 as well as lower bookings than the same period as last year, as discussed in the Backlog section.

Gross margin for the second quarter of fiscal 1999 was $568,000 (18% of sales) compared to $2.1 million (34% of sales) for the second quarter of fiscal 1997. Gross margin for the first six months of fiscal 1999 was $2.1 million (27% of sales) compared to $3.6 million (31% of sales) for the first six months of fiscal 1998. The lower gross margins reflect lower sales for both the quarter and the six months ended October 31, 1998 as well as higher production costs associated with the first new instrument landing system (ILS) design units shipped during the second quarter, increases in installation costs incurred on the various contracts, and lower prices as a result of increased price competition. The higher production costs incurred on the initial ILS units shipped are typical for an initial production run of a new product design and the Company has seen and expects to see costs on subsequent units return to expected levels. The increased installation costs relate to a contract the Company has to deliver and install 21 DVOR/DME systems into the Republic of Indonesia. Overall that program is proceeding according to schedule and under budget. The Company does not expect the increased costs to materially impact either the project completion or the overall budget of the program. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses remained unchanged during the second quarter of fiscal 1999 at approximately $1.1 million compared to the second quarter of fiscal 1998. As a percent of sales, selling, general, and administrative expenses increased from 19% in the second quarter of fiscal 1998 to 36% in the second quarter of fiscal 1999. Selling, general, and administrative expenses remained unchanged during the first six months of fiscal 1999 at approximately $2.2 million compared to the first six months of fiscal 1998. As a percent of sales, selling, general, and administrative expenses increased from 19% in the first six months of fiscal 1998 to 28% in the first six months of fiscal 1999. The increase as a percent of sales reflects the fact that though sales declined in both periods over last year, selling, general and administrative expenses remained the same. This was due primarily to increased expenditures made to expand the Company's marketing capabilities.

Research and development expenses increased during the second quarter to $510,000 from $394,000 in the second quarter of fiscal 1998. In the first six months, research and development expenses increased to $994,000 from $719,000 for the first six months of fiscal 1998. The increase for both periods is a result of increased labor and expenses related to programs designed to enhance the current product line which includes the new Category II/III Instrument Landing System as well as expenses incurred to obtain certification of the airport lighting product line.

Interest expense remained unchanged for the second quarter compared to the second quarter of fiscal 1998, and decreased to $47,000 from $58,000 for the first six months due to a decrease in the average debt obligations outstanding compared to the prior year period. Other income decreased to $23,000 from $37,000 for the second quarter, and to $46,000 from $89,000 for the first six months, due to a decrease in interest income resulting from lower average outstanding cash and investment balances during the current year period compared to the prior year period.

The Company recorded an estimated tax benefit for the quarter of $402,000 (36% of the loss before income taxes), compared to a tax provision of $169,000 (31% of income before taxes) for the second quarter of fiscal 1998. For the first six months, the Company recorded a tax benefit of $394,000 (36% of the loss before income taxes), compared to a tax provision of $240,000 (31% of income before taxes). For both periods, the increase, as a percent of the income (loss) before taxes reflects reduced benefits from the Company's Foreign Sales Corporation as a result of lower international sales. The Company believes it is likely that the tax benefits recorded will be realized due primarily to taxable income and alternative minimum tax credits in prior carryback years and management's expectation of future taxable income.

The net loss for the second quarter was $714,000, compared with a fiscal 1998 second quarter net income of $381,000. The net loss for the six months was $700,000, compared with net income in the first six months of fiscal 1998 of $541,000. The net losses for the three months and six months ended October 31, 1998 were due primarily to decreased sales and increased research and development expenses as previously mentioned.

BACKLOG

The Company's backlog was $6.1 million at October 31, 1998, compared to $14.6 million at October 31, 1997, and $10.6 million at April 30, 1998. Approximately 79% of the backlog at October 31, 1998, was represented by three contracts. The contracts call for providing navaid equipment and services to Indonesia (34% of backlog), Taiwan (22% of backlog) and South America (23% of backlog). The Company expects to ship approximately $4.7 million of the total backlog through the end of fiscal 1999 with the remaining $1.4 million of backlog being completed and shipped in fiscal 2000.

The decline in backlog, as compared to April 30, 1998, is the result of bookings not keeping pace with shipments. In particular, the backlog at April 30, 1998, included approximately $4.9 million related to a $17.7 million contract signed with the Republic of Indonesia in the fourth quarter of 1997. At October 31, 1998, the backlog related to this contract had decreased to $2.1 million. The decline in bookings is primarily the result of the economic difficulties experienced in Southeast Asia which continues to delay the award of contracts, but has also led many civil aviation authorities in that region of the world to choose not to initiate any new procurements. The Company continues to expand its marketing group through the addition of domestic and international marketing personnel and the allocation of these resources to other regions of the world. In addition, the Company is nearing completion and certification of enhancements to its current products (in particular its CAT II/III ILS) which is expected to increase geographic penetration in the Company's markets as well as improve its competitive position on future tenders. The Company expects the delays and cancellation of tenders, as discussed above, to negatively impact the Company's revenue which when combined with the additional expenditures related to the implementation of the airfield lighting product line program, is likely to result in operating losses during the second half of fiscal 1999. The extent of these losses is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $1.3 million was used by operations for the first six months of fiscal 1999 compared to $997,000 used in the first six months of fiscal 1998. The increase in cash used was primarily due to the net loss for the year, as compared to the net income of the prior year. This was offset by a lower use of cash resulting from changes in working capital as compared to the prior year (($823,000) compared to ($1,763,000)).

Cash used in investing activities was $362,000 for the first six months of fiscal 1999 compared to $620,000 used in the first six months of fiscal 1998. The decrease in cash used is primarily the result of short-term investment purchases in the prior year period.

Cash used in financing activities was $9,000 in the first six months of fiscal 1999 compared to cash used of $612,000 in the first six months of fiscal 1998. The decrease in cash used was the result of repayments made on the Company's short-term note payable in the prior year period.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowings under its existing revolving credit facility.


YEAR 2000 DISCLOSURES

The Company has considered the impact of Year 2000 issues on its internal computer systems and applications, and has developed a remediation plan. The Company has completed an assessment and is replacing software and hardware so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. This effort is expected to be completed by the end of the third quarter of fiscal 1999, which is prior to any anticipated impact on its operating systems. Cost of the project is expected to be approximately $165,000, of which approximately $125,000 will be capitalized for the purchase of new software and hardware, and $40,000 which will expensed as incurred. To date the Company has spent approximately $110,000, of which $105,000 has been capitalized.

The Company has considered the impact of Year 2000 issues on the navigation and landing systems it has sold and installed. The Company did a formal evaluation and testing of certain of its equipment for the FAA, and an informal evaluation and testing on its other equipment and found no Year 2000 issues critical to flight safety. Some of the Company's older navigation and landing systems have computers with programs written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. No system failures will occur as a result of Year 2000 issues as navigational guidance is not dependent on this function. The Company responds to requests from its customers regarding Year 2000 issues as described herein and does not believe it will incur any costs with regard to this issue which will be material to the Company's consolidated financial statements.

The Company has considered the impact of Year 2000 issues on vendor/supplier software as well as software imbedded in facility systems and has developed a remediation plan. The Company is requiring certification from all significant vendors that they will be Year 2000 compliant. The Company is inventorying all facility systems for Year 2000 issues. In both cases, the Company will determine the extent of any exposure to Year 2000 issues based upon responses from vendors and suppliers and its' inventory of facility systems and develop corrective action plans. The Company does not believe it will incur any costs with regard to this issue which will be material to the Company's consolidated financial statements.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on September 10, 1998. The following items were approved:

         (a) Michael J. Meyer and Walter H. Stowell, Jr. were re-elected as Class II directors of the Company for a period of three years until the 2000 Annual Meeting of the Stockholders. For Mr. Meyer, 1,009,930 shares were voted for election with 39,536 withheld. For Mr. Stowell, 1,039,380 shares were voted for election with 10,086 withheld. Members of the Board continuing in office include the Class III directors serving until the 1999 annual meeting, Keith S. Cowan and Robert D. Taylor, and the Class I directors serving until the 2000 annual meeting, Thomas C. Blackburn and Thomas C. Cargin.

         (b) Appointment of Ernst & Young LLP as independent accountants was approved with 1,047,965 shares voting for appointment and 1,501 against.

         (c) Amendment of the Company's Restated 1991 Stock Option Plan, increasing the number of shares of Common Stock subject to option thereunder from 375,000 shares to 475,000 was approved with 981,670 voting for amendment, 101,337 shares against and 2,725 shares withheld.

Item 5. On September 15, 1998, Thomas C. Blackburn resigned from the Company's Board of Directors. On October 30, 1998, the Board of Directors appointed David D. Gatchell to fill the vacancy created by Mr. Blackburn's resignation.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 10.1 - Stock option agreement dated September 15, 1998 between the Company and Michael J. Meyer.

                  Exhibit 10.2 - Stock option agreement dated September 15, 1998 between the Company and Walter H. Stowell, Jr.

                  Exhibit 10.3 - Stock option agreement dated September 15, 1998 between the Company and Robert D. Taylor.

                  Exhibit 27 - Financial Data Schedule (SEC Use Only)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the three months ended October 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


December 15, 1998                   /s/ Thomas C. Cargin
-----------------                   --------------------------------------------
Date                                Thomas C. Cargin, Vice President of Finance
                                    and Administration, Secretary, and Principal
                                    Accounting Officer

                                  EXHIBIT INDEX

Number              Description                                     Page
------              -----------                                     ----

10.1       Stock option agreement dated September 15, 1998          16-20
           between the Company and Michael J. Meyer.

10.2       Stock option agreement dated September 15, 1998          21-25
           between the Company and Walter H. Stowell, Jr.

10.3       Stock option agreement dated September 15, 1998          26-30
           between the Company and Robert D. Taylor.

27         Financial Data Schedule (SEC Use Only)