Form 10QSB
period 1999-01-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1999-03-17
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               January 31,1999
                                   ------------------------------------


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------------

Commission file number                0-22760
                              --------------------


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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of March 1, 1999.

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                         QUARTER ENDED JANUARY 31, 1999
                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets                                             3
                  Condensed Consolidated Statements of Operations                                   4
                  Condensed Consolidated Statements of Cash Flows                                   5
                  Notes to Condensed Consolidated Financial Statements                              6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     8

PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings                                                                12
         Item 6 - Exhibits and Reports on Form 8-K                                                 12

SIGNATURE PAGE                                                                                     13

EXHIBIT INDEX                                                                                      14

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      January 31,               April 30,
                                                                         1999                     1998
                                                                                 (In thousands)
                                                                      (Unaudited)                (Note)
                                                                        --------                --------
Assets
Current assets:
  Cash & cash equivalents                                               $    227                $  2,449
  Accounts receivable, net                                                 4,308                   6,156
  Inventories, net                                                         5,286                   5,261
  Other current assets                                                        91                     152
                                                                        --------                --------
Total current assets                                                       9,912                  14,018

Property and equipment, at cost                                            3,432                   3,303
Accumulated depreciation and amortization                                 (1,873)                 (1,687)
                                                                        --------                --------
                                                                           1,560                   1,616

Cost in excess of net assets acquired, net                                 1,166                   1,221
Other assets                                                                  --                      --
                                                                        --------                --------
Total assets                                                            $ 12,637                $ 16,854
                                                                        ========                ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                      $    805                $  1,280
  Accrued expenses                                                         1,935                   3,836
  Notes payable to bank                                                       50                      --
  Current portion of long-term debt                                           20                      19
  Other current liabilities                                                 (574)                     80
                                                                        --------                --------
Total current liabilities                                                  2,236                   5,214

Long-term debt, less current portion                                       1,170                   1,184
Deferred income taxes                                                         15                      15

Stockholders' equity:
  Common stock                                                                22                      22
  Additional paid-in capital                                               7,218                   7,218
  Retained earnings                                                        1,976                   3,201
                                                                        --------                --------
Total stockholders' equity                                                 9,216                  10,441
                                                                        --------                --------
Total liabilities and stockholders' equity                              $ 12,637                $ 16,854
                                                                        ========                ========


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

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  (UNAUDITED)

                                                     Three Months Ended             Nine Months Ended
                                                        January 31,                    January 31,
                                                   ----------------------        -----------------------
                                                    1999           1998            1999           1998
                                                   -------        -------        --------        -------
Sales                                              $ 4,080        $ 6,482        $ 12,048        $18,402
Cost of products sold                                3,366          4,779           9,187         13,019
                                                   -------        -------        --------        -------
Gross margin                                           714          1,703           2,861          5,383

Selling, general and administrative expenses         1,088          1,130           3,332          3,341
Research and development expenses                      419            335           1,413          1,054
                                                   -------        -------        --------        -------
Operating income (loss)                               (793)           239          (1,883)           988

Other income (expense):
  Interest expense                                     (30)            (6)            (45)             4
  Other, net                                             3              5              16             27
                                                   -------        -------        --------        -------
Income (loss) before income taxes                     (820)           238          (1,912)         1,018

Provision (benefit) for income taxes                  (295)            88            (687)           328
                                                   -------        -------        --------        -------
Net income (loss)                                  $  (525)       $   150        $ (1,225)       $   691
                                                   =======        =======        ========        =======

Income (loss) per share:
  Basic                                            $ (0.24)       $  0.07        $  (0.55)       $  0.31

  Diluted                                          $ (0.24)       $  0.06        $  (0.55)       $  0.29


See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                 January 31,
                                                                                          ---------------------------
                                                                                           1999                1998
                                                                                          -------             -------
                                                                                                 (In thousands)
Operating activities:
Net income (loss)                                                                         $(1,225)            $   691
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                                                             339                 351
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                              1,848                 672
      Inventories, net                                                                         12                (238)
      Accounts payable                                                                       (473)               (696)
      Accrued expenses and customer deposits                                               (1,940)               (423)
      Other, net                                                                             (592)               (631)
                                                                                          -------             -------
Net cash used in operating activities                                                      (2,031)               (274)

Investing activities:
  Purchase of short-term investments                                                           --               -2567
  Liquidation of short-term investments                                                        --                2567
  Purchases of property and equipment                                                        (228)               (209)
  Additions to other assets                                                                    --                  --
                                                                                          -------             -------
Net cash used in investing activities                                                        (228)               (209)

Financing activities:
  Net repayments on note payable to bank                                                     (250)             (1,400)
  Borrowings on notes payable to bank                                                         300                 800
  Principal payments on long-term debt                                                        (13)                (18)
  Buyback of outstanding warrants                                                                                 (75)
                                                                                          -------             -------
Net cash used in financing activities                                                          37                (693)
                                                                                          -------             -------
Net decrease in cash and cash equivalents                                                  (2,222)             (1,176)

Cash and cash equivalents at beginning of period                                            2,449               3,122
                                                                                          -------             -------
Cash and cash equivalents at end of period                                                $   227             $ 1,946
                                                                                          =======             =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                                $    67             $    83
                                                                                          =======             =======
  Income taxes                                                                            $    --             $   790
                                                                                          =======             =======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1999

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1998.

2. Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires September 1, 2000. The agreement allows for borrowings up to a maximum of $6,000,000, at an interest rate of either LIBOR plus 250 basis points (5.6% at October 31, 1998) or prime (8.0% at October 31, 1998), secured by accounts receivable, inventory, and equipment. The company had borrowings on the line of credit totaling $50,000 for working capital purposes.

4. Earnings Per Share

The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in the third quarter of fiscal 1998. Share and per share amounts for the quarter ended January 31, 1999, have been restated to comply with FAS 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months                        Nine Months
                                            Ended January 31,                   Ended January 31,
                                         1999              1998              1999              1998
                                      -----------        ----------       -----------        ----------
 Numerator:
 Net Income (loss)                    $  (525,000)       $  150,000       $(1,225,000)       $  691,000

 Denominator:
 Denominator for basic
 earnings per share - weighted
 average shares                         2,230,500         2,230,500         2,230,500         2,230,500

 Effect of dilutive securities:
   Employee stock options                      --           200,000                --             2,000

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed
   conversions                          2,230,500         2,430,500         2,230,500         2,422,500

Earnings per share - Basic            $     (0.24)       $     0.07       $     (0.55)       $     0.31

Earnings per share - Dilutive         $     (0.24)       $     0.06       $     (0.55)       $     0.29

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10QSB for the quarters ended July 31, 1998 and October 31, 1998 and the Form 10-KSB for the year ended April 30, 1998. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1999 were $4.1 million compared to $6.5 million for the third quarter of fiscal 1998. Sales for the first nine months of fiscal 1999 were $12 million compared to $18.4 million for the first nine months of fiscal 1999. The decrease in sales for both the quarter and year to date is due to a decrease in units shipped as a result of a lower beginning backlog compared to the same period of fiscal 1998 as well as lower bookings than the same period as last year, as discussed in the Backlog section.

Gross margin for the third quarter of fiscal 1999 was $714,000 (18% of sales) compared to $1.7 million (26%) for the third quarter of fiscal 1998. Gross margin for the first nine months of fiscal 1999 was $2.9 million (24% of sales) compared to $5.4 million (29%) for the first nine months of fiscal 1998. The lower gross margins reflect lower sales for both the quarter and the nine months ended January 31, 1999 as well as higher production and installation costs associated with the first new design instrument landing system (ILS) units shipped during the second and third quarters, and lower prices as a result of increased price competition. The higher production and installation costs incurred on the initial ILS units shipped are typical for initial production runs and installation of a new product design and the Company has seen and expects to see costs on subsequent units return to expected levels. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses remained unchanged during the third quarter of fiscal 1999 at approximately $1.1 million compared to the third quarter of fiscal 1998. As a percent of sales, selling, general, and administrative expenses increased from 17% in the third quarter of fiscal 1998 to 27% in the third quarter of fiscal 1999. Selling, general, and administrative expenses remained unchanged during the first nine months of fiscal 1999 at approximately $3.3 million compared to the first nine months of fiscal 1998. As a percent of sales, selling, general, and administrative expenses increased from 18% in the first nine months of fiscal 1998 to 28% in the first nine months of fiscal 1999. The increase as a percent of sales reflects increased expenditures by the Company to expand its airfield lighting product line and marketing capabilities.

Research and development expenses increased during the third quarter to $419,000 from $335,000 in the third quarter of fiscal 1998. In the first nine months, research and development expenses increased to $1,413,000 from $1,054,000 for the first nine months of fiscal 1998. The increase for both periods is a result of increased labor and expenses related to programs designed to enhance the current product line which includes the new Category II/III Instrument Landing System and to obtain FAA certification of its airfield lighting product line.

Interest expense increased to $30,000 from $6,000 for the third quarter, and to $45,000 from a $4,000 net interest income position in fiscal year 1998 for the first nine months, due to an increase in the average debt obligations outstanding compared to the prior year period.

The Company recorded an estimated tax benefit for the quarter of $295,000 (36% of the loss before income taxes), compared to a tax provision of $88,000 (37% of income before taxes) for the third quarter of fiscal 1998. For the first nine months, the Company recorded a tax benefit of $687,000 (36% of the loss before income taxes), compared to a tax provision of $328,000 (32% of income before taxes). For both periods, the increase, as a percent of the income (loss) before taxes reflects reduced benefits from the Company's Foreign Sales Corporation as a result of lower international sales. The Company believes it is likely that the tax benefits recorded will be realized due primarily to taxable income and alternative minimum tax credits in prior carryback years and management's expectation of future taxable income.

The net loss for the third quarter was $525,000, compared with a fiscal 1998 third quarter net income of $150,000. The net loss for the nine months was $1,225,000, compared with net income in the first nine months of fiscal 1998 of $691,000. The net losses for the three months and nine months ended January 31, 1999 were due primarily to decreased sales, increased production and installation costs incurred on initial new design ILS units, and increased research and development expenses related to the development of the Company's new ILS product design and the introduction and certification of the Company's airfield lighting product line, as previously mentioned.

BACKLOG

The Company's backlog was $7.9 million at January 31,1999, compared to $12.3 million at July 31, 1998, and $10.6 million at April 30, 1998. The Company expects to ship approximately $5.0 million of the total backlog through the end of fiscal 1999 with the remaining $2.9 million of backlog being completed and shipped in fiscal 2000.

The decline in backlog, as compared to April 30, 1998, is the result of bookings not keeping pace with shipments. In particular, the backlog at April 30, 1998, included approximately $4.9 million related to a $17.7 million contract signed with the Republic of Indonesia in the fourth quarter of 1997. At January 31, 1999 the backlog related to this contract had decreased to $857,000. The decline in bookings is primarily the result of the economic difficulties experienced in Southeast Asia which resulted in delays in the award of contracts, and led many civil aviation authorities in that region of the world to choose not to initiate any new procurements. The Company, however, is encouraged by orders received during the current quarter of over $5.8 million, the largest bookings quarter since the fourth quarter of fiscal 1997. These orders came from several geographic regions, including the United States, the Middle East and Southeast Asia. The orders were for the Company's new ILS design as well as VOR's and DME's.

The nature of the orders, as well as their geographic diversity leads the Company to affirm the actions it has taken to invest in research and development and in re-allocating its marketing resources to regions of the world outside of Southeast Asia. The Company is nearing completion and certification of its new ILS design and the certification of its airfield lighting product line is progressing satisfactorily. Both of these products are expected to increase the size of the markets served by the Company, as well as improve its competitive position on future tenders. Orders received from Southeast Asia lead the Company to be optimistic about the re-emergence of that region as a buyer of navigation systems. The lower bookings levels experienced in the first half of the year, however, will continue to negatively impact the Company's operating results through the fourth quarter of fiscal 1999 and likely on into the first half of fiscal 2000. Reductions in research and development expenses, as a result of completing the majority of the new ILS product development during the fourth quarter of fiscal 1999, as well as other cost reduction actions taken by the Company is expected to lead to improvement in the fourth quarter operating results, though a loss is still expected. The extent of the loss in the fourth quarter of fiscal 1999 and the operating results for the first half of fiscal 2000 is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $2.0 million was used by operations in the first nine months of fiscal 1999 compared to $274,000 used in the first nine months of fiscal 1998. The increase in cash used was primarily due to the net loss for the year, as compared to the net income of the prior year. This was offset by a lower use of cash resulting from changes in working capital as compared to the prior year (($1,145,000) compared to ($1,316,000)).

Cash used in investing activities was $228,000 for the first nine months of fiscal 1999 compared to $209,000 used in the first nine months of fiscal 1998. The increase in cash used is primarily the result of increased purchases of property and equipment.

Cash generated by financing activities was $37,000 in the first nine months of fiscal 1999 compared to cash used of $693,000 in the first nine months of fiscal 1998. The increase in cash generated was the result of repayments made on the Company's short-term note payable in the prior year period.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowings under its existing revolving credit facility.

YEAR 2000 DISCLOSURES

The Company has considered the impact of Year 2000 issues on its internal computer systems and applications, and has developed a remediation plan. The Company has completed the implementation of new internal software and hardware and its internal computer systems do function properly with respect to dates in the year 2000 and thereafter. The cost of the project was approximately $165,000, of which approximately $125,000 was capitalized for the purchase of new software and hardware, and $40,000 of which was expensed as incurred.

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

        None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27 - Financial Data Schedule (SEC Use Only)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the three months ended January 31,1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY

March 17, 1999               /s/ Thomas C. Cargin
----------------------       ---------------------------------------------------
Date                         Thomas C. Cargin, Vice President of Finance and
                             Administration, Secretary, and Principal Accounting
                             Officer

                                  EXHIBIT INDEX

       Number                Description
       ------                -----------

         27       Financial Data Schedule (SEC Use Only)