Form 10KSB40
period 1999-04-30
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1999-07-29
CIK 914398

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal year ended     April 30, 1999
                                            ----------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from             to
                                                 -----------    ----------------

                  Commission file number     0-22760
                                         -----------------


                      Airport Systems International, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Kansas                                          48-1099142
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     11300 West 89th Street, Overland Park, Kansas            66214
--------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

Issuer's telephone number (913) 495-2600
                          ---------------
Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $15,944,000
                                                                  --------------

         The aggregate market value of the voting stock held by non-affiliates of the issuer on June 1, 1999, based upon the average bid and ask prices for such stock on that date was $4,182,187. The number of shares of Common Stock of the issuer outstanding as of June 1, 1999 was 2,230,500.

         Documents incorporated by reference:

         - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held September 21, 1999, are incorporated by reference into Part III.

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DESCRIPTION

Airport Systems International, Inc. (the Company) engages in the design, manufacture, marketing and installation of ground-based navaids and visual aids, which include airfield lighting and airfield signage. Navaids provide enroute and approach to landing guidance to aircraft, allowing them to safely navigate and land in poor visibility conditions. Navaids are required by the United States Federal Aviation Administration ("FAA") and the International Civil Aviation Organization ("ICAO") regulations at all airports in the world that conduct all-weather operations. Visual aids are used to direct aircraft along runways, taxiways and to terminals.

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

Generally, the time from when an order is accepted until the first equipment is shipped is approximately one to three months. Training is normally completed during the production of the equipment. Final acceptance of the installed equipment (and thus completion of the installation portion of the contract) normally occurs two to four months after the equipment is shipped. Installation time can vary, however, with weather and site conditions, and the progress of other portions of the construction project into which the Company's products are incorporated. The Company generally provides a limited product warranty with its equipment. Warranty costs are tracked by the Company and have historically not varied materially from management's estimates.

The Company was incorporated in Kansas on May 1, 1991, and completed an initial public offering on November 30, 1993. In that offering, 1,550,000 shares of common stock were sold, including an over-allotment of 150,000 shares, 700,000 shares being sold by the Company and 850,000 shares being sold by certain existing stockholders.

(B) BUSINESS OF THE COMPANY

Products, Markets and Distribution

The Company's primary products are Instrument Landing Systems (ILS), Very High Frequency Omni-Range Transmitters (VOR), Distance Measuring Equipment (DME), and Airfield Lighting and Signage. ILS, VOR, and DME's are generally referred to as navaids. Navaid products, such as those manufactured by the Company, are an integral part of the air traffic control system used worldwide for navigation of aircraft operating in Instrument Meteorological Conditions (IMC) under Instrument-flight Rules (IFR). Signals generated by these products are received by electronic avionics equipment installed in all aircraft equipped for IFR. The avionics include cockpit displays which provide navigational guidance to the pilot. Most navaids are radio frequency devices which use measurement of angles and distance to establish aircraft position coordinates.

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

An ILS is certified for use according to criteria which specify the applicable landing decision height which is required for a particular approach procedure. Decision height is that point above the approach end of the runway at which the pilot must either establish positive visual contact with the runway, or execute a missed approach. Category I ILS permits a landing decision height of 200 feet; Category II ILS permits a landing decision height of 100 feet; and Category III ILS permits a landing decision height of 50 feet or less. The Company produces Category I, II, and III ILS.

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

The Company announced in July of 1998 that it had signed a marketing and manufacturing agreement with Idman Airfield Products ("Idman"), a manufacturer of airport lighting products based in Finland. Idman, a wholly owned subsidiary of Philips Electronics, N.V., manufactures a complete line of airport lighting including approach, taxiway and runway lights, precision approach path indicator
(PAPI), as well as control equipment. Under the terms of the agreement, the Company has exclusive marketing and manufacturing rights for these products in North and South America and non-exclusive distribution rights in a number of other major international markets. During fiscal 1999, the Company obtained FAA certification for Idman's elevated runway and taxiway lights. In July, 1999 Idman's PAPI (Precision Approach Path Indicator) was certified by the FAA.

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

The international market consists of all sales where the installation of the Company's products is outside the United States. Almost all countries have civil aviation authorities which regulate the airways within their borders and procure equipment for their air traffic control systems and airports. The Company sells either directly to these international organizations through a network of representatives and distributors, or through prime contractors. The Company has over 33 independent sales representatives covering over 31 countries. The Company's international sales were 80% and 75%, of total sales for the fiscal years ended April 30, 1999, and 1998, respectively.

The United States non-federal market is comprised primarily of state and local governmental entities which have responsibility for airport development, improvement and management. The Company either contracts directly with the governmental entity constructing or improving an airport for the navaids portion of the project, or acts as a subcontractor to a prime contractor. The Company's United States non-federal sales were 17% and 13%, of total sales for the fiscal years ended April 30, 1999, and 1998, respectively.

The United States government market includes all governmental agencies, which have a need for navaid products for installation in the United States. The primary customer for Airport Systems in this market is the FAA. The Company's sales to the United States Government were approximately 3% and 12%, of total sales for the fiscal periods ended April 30, 1999, and 1998, respectively. The Company has, to date, approached this market as both a subcontractor and direct provider.

Competition

The Company competes against several large multi-national companies which provide a broad spectrum of products and which serve a wide customer base. Most contracts in the navaid and sign markets are awarded through a sealed bid or competitive request for proposal process. The principal competitive factors in these markets are (i) product conformance with FAA and ICAO specifications, (ii) quality of product manufactured and ease of customer usability and maintenance, (iii) delivery time, (iv) customer training and support, and (v) price. To date, the international and United States non-federal markets have accounted for a substantial portion of the Company's revenues. It is the Company's belief that significant barriers to entry into the markets for its existing products are presented by the difficulty and expense of developing the products and obtaining FAA and international approvals.

The Company's principal navaid competitor in the United States non-federal market is Airsys ATM (previously Wilcox Electric Company), which is, to the Company's knowledge, the only other United States manufacturer of ground-based navaids of the type sold by the Company that has products certified for use in projects partially funded by the Airport Improvement Program (AIP). Airsys ATM is a joint venture, approximately 60% owned by Thomson CSF and 40% owned by Siemens A. G., a German defense and electronics company.

Internationally, the Company has competed against several navaids suppliers, including Airsys ATM and the navigation aids division of Alcatel, a French aerospace and communications company. In 1998, as part of a larger transaction between Alcatel and Thomson CSF, the navigational aids division of Alcatel was acquired by Thomson CSF and merged into Airsys ATM. As a result of this merger the Company only has one competitor which has a full line of navigational aid products. In addition, the Company competes against several other smaller companies, none of which carry a full line of products.

The Company has several visual aids competitors both domestically and internationally. Domestically, the Company's primary competitors are ADB Alnaco (a division of Siemens A.G.), Crouse Hinds (a division of Cooper Industries), Honeywell and Standard Signs, Inc. (a privately held company). Internationally, the Company competes primarily against Siemens ADB and local indigenous sign manufacturers.

Sources and Availability of Raw Materials and Principle Suppliers

Raw materials used in the manufacture of the Company's products are readily available from a number of sources in the United States.

Dependence on One or a Few Major Customers

The Company had sales to two customers which, in the aggregate, accounted for 47% of total sales in fiscal 1999, and sales to two customers which accounted for 46% of total sales in fiscal 1998. Because of the nature of the Company's business, it is possible that future revenues could be dependent on one or a few major customers.

Patents, Trademarks, Licenses

The Company holds no United States or foreign patents. The Company's only trademark is the "AIRPORT SYSTEMS" name and design which is registered with the United States Patent and Trademark office. The Company's material intellectual property consists of drawings, plans, software, specifications and engineering and manufacturing know how which the Company maintains as confidential proprietary information. In November, 1992, the Company paid Fernau Avionics, Ltd. $217,225 for an irrevocable, fully transferrable, non-exclusive perpetual royalty-free license to manufacture, sell and maintain products using DME technology owned by FAL, replacing an earlier license agreement. In addition, the Company has been granted a full manufacturing license to the current design with the ability to make future enhancements to the product that resulted from joint work with Interstate Electronics Corporation (Interstate) for the development and sale of DGPS equipment. The Company also has a license to manufacture certain airfield lighting products from Idman Oy as discussed under Products, Markets and Distributions.

Government Approvals

All navigation aids to be installed in the United States, whether purchased by airport owners, local or state governments or the FAA, require FAA and United States Federal Communications Commission ("FCC") approval. The Company has received all applicable approvals for the products it sells in the United States.

FAA approval takes different forms depending on how the equipment is procured. When the FAA purchases equipment it typically issues a detailed specification describing the functional performance requirements and the design and production methods. FAA design and production requirements historically have contained more detailed specifications than those required in the international and United States non-federal markets, resulting in products which are more costly to produce.

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

In addition, certain local or state airport projects for which the Company contracts are partially funded by the AIP, a United States government trust-fund program funded by airport user fees. When ILS or DME equipment is procured under a program funded by the AIP, the buyer of the equipment typically transfers ownership, maintenance and operation of the equipment to the FAA after installation is complete. There is an additional FAA approval process required for AIP funded contracts which requires demonstration that the FAA can successfully maintain and operate the equipment. The Company's 1100 model ILS and DME products are approved by the FAA for AIP funded contracts. The Company expects the FAA to approve its Model 2100 ILS for AIP projects by the end of the second quarter of fiscal 2000. To the Company's knowledge, Airsys ATM is the only other company in the United States with approval to supply ILS and DME equipment for AIP funded contracts.

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

Effect of Existing or Probable Governmental Regulations on the Business

The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health. The Company has not experienced any difficulty in complying with such regulations, and compliance has not had a material impact on the Company's business or its financial results.

Research and Development

During fiscal 1999, approximately 52% of the Company's engineering staff time was spent on research and development activities, none of which was borne by the customer. In fiscal 1998, the amount of engineering time spent on research and development was 53%, none of which was borne by the customer.

Total Number of Employees

At April 30, 1999, the Company had 103 full time employees. Of these, 54 are engaged in manufacturing, 9 in sales and marketing, 16 in engineering, 6 in quality assurance and 18 in administration. The Company's employees are not represented by a labor organization.

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

Emerging Technology - The Company's products are based upon proven ground-based radio technology which has been the standard for navaids worldwide and is the technology used in the vast majority of navaids currently in service. However, currently there are potentially competitive technologies being procured or actively considered by the FAA, ICAO and civil aviation authorities around the world, the most significant of which is Global Positioning Satellite Navigation Systems (GPS). Based on future FAA, ICAO and other civil aviation authorities' actions with regard to satellite technologies, the long-term ability of the Company to compete successfully will depend in large measure on its ability to acquire or develop products which are compatible with technological changes and advances in the navaids industry. While the emergence of GPS navigation technologies may impact the Company's business, plans currently in development at the FAA call for a substantial infrastructure of the Company's current products to remain in place for the foreseeable future as an augmentation and risk reducing backup to GPS. When standards for GPS based landing systems are firmly defined and a market develops, the Company may elect to invest in the modification of the GPS landing system developed in conjunction with Interstate, or to develop a new design. Standards and market development is not expected to be finalized for at least three years.

Competition - The Company is in direct competition with one other supplier of navaids in the United Sates. This competitor, Airsys ATM (formerly Wilcox Electric, Inc.), is a joint venture between Thomson-CSF, a French defense and electronics company partially owned by the French government, and Siemens A.G., a German defense and electronics company. Both Thomson-CSF and Siemens A.G. have substantially greater resources than the Company, and Airsys ATM has been, for many years, the principal supplier of ILS equipment to the FAA. Additionally, in the international market, there are several foreign competitors for one or more of the products produced by the Company. See "Business of the Company - Competition."

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

Product Liability - The Company currently carries a $50 million product liability insurance policy, however, it is possible that judgment(s) in an amount greater than the policy limits could be awarded in the event the Company's equipment was found to have been a contributing cause to an aircraft crash. Any judgment in excess of the Company's product liability insurance limits could have a material adverse effect on the Company.

The United States Dollar Exchange Rates - The Company competes internationally with competitors from Europe and Japan and is thus subject to the effects of changes in United States dollar exchange rates. Prior to 1999, this had not had an adverse effect on the Company's international competitiveness. Should the United States dollar gain strength against the currencies of its principal competitors, it could impede the marketing of the Company's products by making them relatively more expensive in international markets compared to competitors' products. The Company's contracts are denominated in United States dollars.

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

Dependence on Key Personnel - The future success of the Company is highly dependent upon several executive officers. The Company has signed employment agreements with two executives and has purchased key executive life insurance on five executive officers. There can be no assurance the loss of any one of these individuals would not have a material adverse effect on the Company's operations or profits. See "Executive Officers of the Company."

Possible Volatility of Stock Price - Company's Trading Volume Historically Limited - The trading price of the Common Stock could be subject to significant fluctuations in response to announcements of developments related to the Company's business, the Company's financial results, general conditions in the industry, the United States dollar exchange rates and the general economy. Historically, the trading volume of the Company's Common Stock on the NASDAQ National Market and the American Stock Exchange has been limited.

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

Competitive Bidding - Airport Systems generally obtains its contracts through the process of competitive bidding. There can be no assurance that the Company will continue to be successful in having its bids accepted or, if accepted, that awarded contracts will generate sufficient revenues to result in profitability for the Company. To the extent actual costs exceed the projected costs on which bids or contract prices were based, the Company's profitability could be materially adversely affected.

Additional Financing Requirements - The Company has available to it a total of $6 million under its current bank facility, subject to collateral availability. At April 30, 1999 the Company had cash advances on its bank facility of $1. 3 million, as well as $3.6 of standby letters of credit. At April 30, 1999, the Company had $6 million of collateral availability, leaving $1.1 million available under the bank facility. The financing requirements of all of the various opportunities it is currently considering could exceed this. This includes working capital to meet current and future contract obligations, line of credit capacity in order to issue additional standby letters of credit, as well as funding for product expansion either through acquisition or internal development. The extent of such total capital requirements cannot be quantified at this time since many of these opportunities are at an early stage of consideration. In order to fully fund all such projects, the Company may need to issue debt or equity securities or engage in other financing activities. There can be no assurance such financing will be available on favorable terms or on a timely basis, if at all. Any issuance of equity securities by the Company may result in a dilution of shareholders' equity. In addition, additional debt may have an adverse impact on operating results.

Item 2.   DESCRIPTION OF PROPERTY

Real Estate. The Company conducts all of its operations from its facility at 11300 West 89th Street in Overland Park, Kansas, which consists of approximately 50,000 square feet. Approximately 26,000 square feet is used for manufacturing, approximately 17,000 is used for engineering and training, while the remaining 7,000 square feet is used for administration and marketing. The building and the seven acres on which it is located are owned by the Company, subject to a mortgage due June, 2011. The principal balance of the mortgage at April 30, 1999, was $1,186,000 with a final payment of approximately $788,200 due at maturity assuming no prepayments. The Company believes its existing facility provides adequate capacity for growth for the foreseeable future. No specific plans have been formed at the present time for expanding the facility, however, the Company believes it has a range of suitable alternatives for future expansion.

The Company conducts production of airfield signage as well as some navaids production from a leased facility at 8920 Bond in Overland Park, Kansas, which consists of approximately 7,200 square feet. The Company has a two year renewable lease for this facility. The Company believes this facility will provide adequate capacity for the remaining lease term.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 1999.

Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading - The Company's common stock trades on the American Stock Exchange under the symbol ASY. Prior to June 3, 1999, the Company traded on the Nasdaq National Market under the symbol ASII.

Common Stock Price Range and Dividend Information - The prices in the table below represent the high and low sales prices for Airport Systems common stock as reported by the Nasdaq National Market. No cash dividends have been declared. As of April 30, 1999, Airport Systems had approximately 2,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

1999                               High                  Low
                                 -------               -------
First Quarter                   $  5 3/4               $ 4 3/4
Second Quarter                     4 7/8                 2 7/8
Third Quarter                      3 1/8                 1 13/16
Fourth Quarter                     2 5/8                 1 3/4
For the Year                       5 3/4                 1 3/4

1998                               High                  Low
                                 -------               -------
First Quarter                    $ 8 1/8               $ 5 7/8
Second Quarter                     9                     6 1/2
Third Quarter                     10                     7 1/2
Fourth Quarter                     7 5/8                 4 3/4
For the Year                      10                     4 3/4

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, certain income statement data:

                                                     Year Ended                 Year Ended
                                                    April 30,1999             April 30, 1998
                                                 --------------------      --------------------
(Dollars in Thousands)
Sales                                            $ 15,944      100.0%      $ 23,846      100.0%
Cost of products sold                              12,623       79.2%        16,631       69.7%
                                                 --------      ------       -------      ------
Gross margin                                        3,321       20.8%         7,215       30.3%
Selling, general and administrative expenses        4,383       27.5%         4,255       17.8%
Research and development expenses                   1,900       11.9%         1,491        6.3%
Asset impairment                                    1,299        8.1%            --
                                                 --------      ------       -------      ------
Operating income (loss)                            (4,261)     (26.7)%        1,469        6.2%
Interest expense                                     (119)       (.6)%         (107)       (.4)%
Other income, net                                      48         .1%           116         .4%
                                                 --------      ------       -------      ------
Income before income taxes                         (4,332)     (27.2)%        1,478        6.2%
Provision for income taxes                           (779)      (4.9)%          498        2.1%
                                                 --------      ------       -------      ------
Net income                                       $ (3,553)     (22.3)%     $    980        4.1%
                                                 ========      ======       =======      ======

Sales in 1999 were $15.9 million, or 33% lower than sales in 1998. Of the $15.9 million, approximately $7.5 million, or 47%, represented deliveries to two customers. The decrease in sales compared to 1998 was due to a decrease in the number of units shipped primarily as a result of lower beginning year backlog and decreased bookings during the year.

Gross margin was $3.3 million, or 21% of sales, down approximately 54% from $7.2 million, or 30% of sales, in 1998. Gross margin decreased due to decreased sales, higher production and installation costs associated with the Company's new design instrument landing system (ILS) and under-utilized manufacturing capacity. In addition, there has been a softening of the navaids market since late fall of 1997 due primarily to the economic difficulties experienced in Southeast Asia. This has led to lower prices as a result of increased competition over fewer procurement opportunities.

Selling, general and administrative ("SG&A) expenses increased $128,000, or 3% in 1999, reflecting an increase in costs attributable to increased marketing efforts related to the introduction of new product line and the expanding marketing efforts to other geographic markets. SG&A expenses, as a percent of sales, increased to 28% in 1999 from 18% in 1998 reflecting increased marketing costs and lower sales.

Research and development expenses increased $409,000, or 27% in 1999 reflecting continued work on enhancements to the Company's current product line which includes its Category II/III Instrument Landing System (ILS). In addition, the Company incurred costs to obtain Federal Aviation Administration (FAA) certification of its airfield lighting products. During 1999, the Company completed substantially all research and development efforts on the Category II/III ILS. The FAA granted type certification for the system in July 1999. The Company expects to incur additional expenses to make minor enhancements to its ILS in fiscal 2000. The Company has received certification for its elevated lights and precision approach path indicator (PAPI). Additional expense will be incurred in fiscal 2000 to make additional enhancements to its airfield lighting line to meet competitive and regulatory requirements. With the completion of the Category II/III ILS and the progress made on the airfield lighting line, the Company expects a reduced level of research and development activities in fiscal 2000.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the long-lived assets (primarily goodwill) of the signage product line. While the signage line will continue to be an important part of the Company's overall product development strategy, the market demand for signs has been significantly lower than originally expected. Additional investments in the product line will also be required to meet regulatory and competitive demands. In the fourth quarter of 1999, concurrent with the Company's annual planning process, the Company determined the signage line's estimated future undiscounted cash flows were below the carrying value of the related long-lived assets (including goodwill), resulting in a non-cash write-down of goodwill of $1,118,000. In addition, the Company wrote off inventory and fixed assets related to the signage line totaling $181,000. In determining the amount of the impairment charges that were made, the Company developed its best estimate of future operating cash flows. Undiscounted cash flows were compared to the carrying value of the assets to ascertain that an impairment had occurred. Estimated future cash flows, excluding interest charges, then were discounted using a 15% discount rate. Sales were estimated to remain unchanged from fiscal 1999 levels, and gross margins were held constant as a percent of sales. Gross margins were reduced for projected investments in product design and production equipment. These projections resulted in discounted cash flows that supported the amounts recorded. These projections were prepared solely to determine the appropriate amount of write-off, based on assumptions management believed to be reasonable at the time; however, no assurance can be given that such projections will be accurate.

Other income, net decreased $68,000 in 1999, due primarily to decreased interest income from lower average cash and investment balances as compared to 1998.

The Company's effective income tax rate declined to approximately 18% in 1999 compared to approximately 34% for 1998 due primarily to valuation reserves established against deferred tax assets.

These deferred tax assets related primarily to net operating loss carry forwards, tax credit carry forward, and the write-off of goodwill related to the asset impairment discussed above. The net operating losses will be used to offset future taxable income.

As a result of the above, the net loss for 1999 was $3,553,000 or 22% of sales, compared to net income of $980,000, or 4% of sales, in 1998.


Backlog

         The following table sets forth the domestic and international backlog as of the dates indicated:

(In Thousands)      April 30, 1999        April 30, 1998
                  -----------------     ------------------

Domestic          $1,123      22.9%     $ 1,328      12.6%

International     $3,779      77.1%     $ 9,246      87.4%
                  ------     ------     -------     ------
TOTAL             $4,902     100.0%     $10,574     100.0%

The Company's backlog decreased $5.7 million or 54% to $4.9 million at April 30, 1999, compared to $10.6 million at April 30, 1998. Approximately 51% of the backlog at April 30, 1999 consisted of two contracts. Of the April 30, 1999 backlog, 31% represents a contract with a major U.S. air traffic control contractor for the delivery of multiple ILS systems into South America while 20% of the backlog represents a contract with the Republic of Cambodia for communication equipment, training and installation services. All of the backlog at April 30, 1999 is expected to be completed and shipped in fiscal 2000.

The decrease in backlog, as compared to April 30, 1998, is primarily the result of bookings not keeping pace with shipments. Bookings for the year totaled $10.5 million, down $4.9 million or 32% from 1998 bookings of $15.4 million. The economic difficulties experienced in Southeast Asia, which began in fiscal 1998, continued to impact the overall demand for navaids throughout 1999, thus significantly contributing to the decline in orders during 1999. In reaction to this, the Company shifted its focus from Southeast Asia to other geographic regions. Though there was no noticeable positive growth resulting from these changes in 1999, the Company expects this, combined with completion of the CAT II/III ILS and the addition of the airfield lighting line will increase its geographic penetration in its markets as well as improve its competitive position on future tenders. Because of this, the Company is optimistic about its ability to capture additional market share in the future. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

Quarterly Results

The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the year ended April 30, 1999. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere in this Annual Report and, in the opinion of the Company, reflects all adjustments necessary for a fair presentation thereof:

                                       Three Months Ended

(Dollars in thousands)     July 31,  October 31,   January 31,    April 30,
                             1998        1998          1998         1998
                            ------     -------       -------      -------
Sales                       $4,727     $ 3,241       $ 4,080      $ 3,896

Gross margin                 1,577         568           714          462

Operating income (loss)         22      (1,115)         (793)      (1,076)

Net income (loss)           $   14     $  (714)      $  (525)     $(2,328)

Gross margin %              33.4 %        17.5%       17.5 %         12.4%

The Company has experienced quarterly fluctuations in operating results and anticipates these fluctuations will continue. Fluctuations in quarterly sales are caused by a number of factors, including the timing of contract awards, delivery schedules, construction or funding delays, customers' budget cycles, changes in procurement patterns and shifting political and economic factors of the Company's customers. Profitability on contracts also will vary depending upon the product mix, the geographical location of the customer, the market served and the pricing strategies of competitors.

Inflation

The effect of inflation on the Company has not been significant over the past several years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, as well as material and labor rates to increase faster than prices could be increased on new contracts.

Liquidity and Capital Resources

Net cash of $3.4 million was used by operations in 1999 compared to $277,000 provided in 1998. The decrease was principally the result of the net loss for the year and decreases in accrued expenses and customer deposits, partially offset by decreases in inventory and accounts receivable, reflecting lower sales levels. Accrued expenses were down principally due to reduction in commission payable and accrued contract costs. This reflected the reduction in backlog and reduced sales. Customer deposits were down reflecting the reduction in backlog and the low level of bookings.

Cash used in investing activities was $282,000 for 1999 compared to $258,000 in 1998 reflecting an consistent level of purchases of fixed assets.

Cash provided by financing activities was $1.3 million in 1999 compared to $692,000 used in financing activities in 1998. The increase is due primarily to increased borrowings on the Company's bank line of credit.

The Company expects it will meet ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents, and available borrowings under the existing line of credit facility.

New Accounting Pronouncements and Other

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is required to be adopted in years beginning after June 15, 2000, as amended by SFAS No. 137. The Statement permits early adoption as of the beginning of any fiscal quarter. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. This Statement is effective for the Company's fiscal 2002 financial statements. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

The Company has considered the impact of Year 2000 issues on its internal computer systems and applications, and has developed a remediation plan. The Company has completed the implementation of new internal software and hardware and its internal computer systems do function properly with respect to dates in the year 2000 and thereafter. The cost of the project was approximately $165,000, of which approximately $125,000 was capitalized for the purchase of new software and hardware, and $40,000 of which was expensed as incurred and was funded through working capital.

The Company has considered the impact of Year 2000 issues on the navigation and landing systems it has sold and installed. The Company did a formal evaluation and testing of certain of its equipment for the FAA, and an informal evaluation and testing on its other equipment and found no Year 2000 issues critical to flight safety. Some of the Company's older navigation and landing systems have computers with programs written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. No system failures are expected to occur as a result of Year 2000 issues as navigational guidance is not dependent on this function. The Company responds to requests from its customers regarding Year 2000 issues as described herein and does not believe it will incur any costs with regard to this issue which will be material to the Company's consolidated financial statements.

The Company has considered the impact of Year 2000 issues on vendor/supplier software as well as software imbedded in facility systems and has developed a remediation plan. The Company is requiring certification from all significant vendors that they will be Year 2000 compliant. The Company is inventorying all facility systems for Year 2000 issues. In both cases, the Company will determine the extent of any exposure to Year 2000 issues based upon responses from vendors and suppliers and its inventory of facility systems and develop corrective action plans. The Company does not believe it will incur any costs with regard to this issue which will be material to the Company's consolidated financial statements.

Forward Looking Comments

The discussions set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other Securities and Exchange Commission filings. The reader is cautioned the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 13, pages F1 through F19 immediately following.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the Company's independent accountants on accounting or financial disclosure matters.

                                    Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's Directors required by Item 9 will be set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to the Company's Executive Officers, as required by
Item 9, is set forth in the following table and description of backgrounds:

   NAME                   AGE               POSITION
   ----                   ---               --------
Keith S. Cowan            45     President, Chief Executive Officer and Director

Thomas C. Cargin          44     Vice President-Finance and Administration, Secretary and Director

Anthony G. Bommarito      47     Vice President-Engineering

Michael M. Warner         45     Vice President-Business Development

John R. Wharton           57     Vice President-Sales

Gregory C. Brand          49     Vice President-Field Operations and Training

Wayne S. Howard           59     Vice President-Indonesia Programs

Ronald E. Peck            38     Vice President-Manufacturing

Each of the executive officers is a full-time employee of the Company. Set forth below are descriptions of the backgrounds of the executive officers of the Company.

Keith S. Cowan has served as President and a Director of the Company since September, 1991, and as Chief Executive Officer of the Company since August, 1993. Prior to joining the Company, Mr. Cowan was an employee of the Teledyne Controls Division of Teledyne, Inc. for more than five years, last serving as Vice President, Airport and Instrumentation Products. Mr. Cowan has over 25 years of system engineering, project management and corporate experience in the development, manufacturing and sale of electronic systems. He is also a licensed pilot holding an instrument rating.

Thomas C. Cargin has served as Vice President-Finance and Administration of the Company since December, 1991, as its Secretary since March, 1993, and as a Director of the Company since October, 1993. Prior to joining the Company, Mr. Cargin was a partner in the accounting firm of Ifft & Barber since 1989 and prior to that was an employee of DYMON, Inc., a specialty chemical manufacturer located in Kansas City, Kansas, since 1983, last serving as Vice President of Finance and Chief Financial Officer. Mr. Cargin is a Certified Public Accountant with over 22 years of public accounting and private industry accounting experience. He is also a licensed pilot holding an instrument rating.

Anthony G. Bommarito has served as Vice President-Engineering of the Company since June, 1998. Prior to joining the Company, Mr. Bommarito was an employee of Airsys ATM, Inc. (formerly Wilcox Electric), for more than 18 years, last serving as Director of Engineering and Product Development. Mr. Bommarito has over 26 years in engineering experience.

Michael M. Warner has served as Vice President-Business Development since January, 1995. Prior to that, he held the position of Director-Business Development with Harris Corporation from 1993 to 1995. From 1982 to 1993 he held various positions with Hughes Aircraft Company, last serving as Manager, New Business Development. He has over 17 years experience in marketing and managing air traffic control systems projects.

John R. Wharton has served as Vice President-Sales of the Company since May, 1991. Prior to joining the Company, Mr. Wharton was employed by Aviation Systems, Inc., since 1988, last serving as Vice President of Marketing, and prior thereto by Wilcox for over 20 years. Mr. Wharton has over 35 years experience in marketing airport navigation aids both in the United States and internationally.

Gregory C. Brand has served as Vice President-Field Operations and Training since May, 1997. Prior to that, he was Manager of Field Services since September, 1996. Prior to joining the Company, Mr. Brand was an employee of Wilcox Electric, Inc. Mr. Brand has over 22 years experience in field installation and program management.

Wayne S. Howard has served as Vice President-Indonesia Programs since January, 1997. Prior to that he was Vice President of Manufacturing Operations of the Company since March, 1994. Prior to joining the Company, Mr. Howard was an employee of New Bedford Panoramics Corporation for more than five years, last serving as Manufacturing Manager. Mr. Howard has over 31 years of electronic components manufacturing and program management experience.

Ronald E. Peck has served as Vice President of Manufacturing since May, 1999. Prior to that he served as Vice President of Quality since May, 1998 and Director of Quality since April 1997. Prior to joining the Company, Mr. Peck was an employee of Raytheon Company, last serving as a Principal Quality Assurance Engineer. Mr. Peck has over 16 years of quality assurance experience.

Item 10.  EXECUTIVE COMPENSATION

The information required by Item 10 will be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

The information required by Item 11 will be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions of the type required to be disclosed by Item 12.

                                     Part IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Financial Statements

Report of Independent Auditors ............................................     F1

Consolidated Balance Sheets as of April 30, 1999 and 1998 .................     F2

Consolidated Statements of Operations for each of the two
     years in the period ended April 30, 1999 .............................     F4

Consolidated Statements of Stockholders' Equity for each
     of the two years in the period ended April 30, 1999 ..................     F5

Consolidated Statements of Cash Flows for each of the two
     years in the period ended April 30, 1999 .............................     F6

Notes to Consolidated Financial Statements for the two
     years ended April 30, 1999 ...........................................     F8

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) Exhibits: The following exhibits have been previously filed or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

 NUMBER                    DESCRIPTION
 ------                    -----------

  3.1                      ARTICLES OF INCORPORATION

                           The amended Articles of Incorporation of the Company dated September 14, 1994, attached as Exhibit 3.1 pages 19-55 of the Company's Form 10-KSB, filed July 31, 1995 with the Securities and Exchange Commission is incorporated herein by reference.

 NUMBER                    DESCRIPTION
 ------                    -----------

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

 NUMBER                    DESCRIPTION
 ------                    -----------


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

 NUMBER                    DESCRIPTION
 ------                    -----------

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

 NUMBER                    DESCRIPTION
 ------                    -----------

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

                           (x) Employment Agreement dated June 12, 1998, by and between the Company and Anthony G. Bommarito, attached as Exhibit 10.1 of the Company's Form 10-QSB filed September 14, 1998, is incorporated herein by reference.

                           (y) Distribution Agreement between Idman OY and the Company, attached as Exhibit 10.2 of the Company's Form 10-QSB filed September 14, 1998, is incorporated herein by reference.

                           (z) Stock Option Agreement dated September 15, 1998, by and between the Company and Michael
                                    J. Meyer, attached as Exhibit 10.1 of the Company Form 10-QSB, filed December 15, 1998, with the Securities and Exchange Commission is incorporated herein by reference.

                           (aa) Stock Option Agreement dated September 15, 1998, by and between the Company and Walter
                                    H. Stowell, attached as Exhibit 10.2 of the Company's Form 10-QSB, filed December 15, 1998, with the Securities and Exchange Commission is incorporated herein by reference.

                           (bb) Stock Option Agreement dated September 15, 1998, by and between the Company and Robert
                                    D. Taylor, attached as Exhibit 10.3 of the Company's Form 10-QSB, filed December 15, 1998, with the Securities and Exchange Commission is incorporated herein by reference.

                           (cc) Amendment of the Company's Restated 1991 Stock Option Plan, increasing the number of shares of Common Stock subject to option thereunder from 375,000 shares to 475,000 approved by the shareholders at the annual stockholders meeting held September 15, 1999.

 11.              STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

 13. ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED APRIL 30, 1999 (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Form 10-KSB shall be deemed filed with the Commission)

 21.              SUBSIDIARIES OF THE COMPANY

 27.              FINANCIAL DATA SCHEDULE (for SEC use only)

(c)  REPORTS ON FORM 8-K:  None

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AIRPORT SYSTEMS INTERNATIONAL, INC.

                                      By: /s/ Keith S. Cowan
                                          -------------------------------------
                                          Keith S. Cowan
                                          President and Chief Executive Officer

Date:  July 28, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Keith S. Cowan                                     Date:  July 28, 1999
-----------------------------------------
Keith S. Cowan
President, and Director
(Chief Executive Officer)



/s/ Thomas C. Cargin                                   Date:  July 28, 1999
-----------------------------------------
Keith S. Cowan
Director
(Vice President-Finance and
Administration, Principal Financial
Officer, and Secretary)



/s/ Michael J. Meyer                                   Date:  July 28, 1999
-----------------------------------------
Michael J. Meyer
Director



/s/ David G. Gatchell                                  Date:  July 28, 1999
-----------------------------------------
David G. Gatchell
Director

                                  EXHIBIT INDEX

       Number     Description
       ------     -----------

         10.cc    AMENDMENT OF THE COMPANY'S RESTATED 1991 STOCK OPTION PLAN

         11.      STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

         13. ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED APRIL 30, 1999 (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Form 10-KSB shall be deemed filed with the Commission)

         21.      SUBSIDIARIES OF THE COMPANY

         27.      FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)