Form 10QSB
period 1999-07-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1999-09-14
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 31, 1999
                                ------------------------


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number           0-22760
                      --------------------------------------

                       AIRPORT SYSTEMS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

             Kansas                            48-1099142
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                             11300 West 89th Street
                           Overland Park, Kansas 66214

                 -----------------------------------------------
                    (address of principal executive offices)


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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of September 1, 1999

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 1999
                                      INDEX


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

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
      (Unaudited)

                                                              July 31,     April 30,
                                                                1999         1999
                                                              -------      -------
                                                                 (In thousands)
Assets
Current assets:
  Cash & cash equivalents                                         504          152
  Accounts receivable, net                                      4,892        5,968
  Inventories, net                                              3,882        3,947
  Other current assets                                            116          690
                                                              -------      -------
Total current assets                                            9,395       10,757

Property and equipment, at cost                                 3,274        3,232
Accumulated depreciation and amortization                      (1,780)      (1,696)
                                                              -------      -------
                                                                1,494        1,536

Other assets                                                       30           30
                                                              -------      -------
Total assets                                                   10,919       12,323
                                                              =======      =======


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                975        1,085
  Accrued expenses                                              1,782        1,828
  Notes payable to bank                                             0        1,325
  Current portion of long-term debt                                20           20
Total current liabilities                                       2,778        4,258

Long-term debt, less current portion                            1,169        1,177

Stockholders' equity:
  Common stock                                                     22           22
  Additional paid-in capital                                    7,218        7,218
  Retained earnings                                              (268)        (352)
                                                              -------      -------
Total stockholders' equity                                      6,972        6,888
                                                              -------      -------
Total liabilities and stockholders' equity                     10,919       12,323
                                                              =======      =======

NOTE: The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except per share amounts)
       (Unaudited)

                                                 Three Months Ended
                                                       July 31,
                                                 ------------------
                                                  1999        1998
                                                 ------      ------
Sales                                             4,251       4,727
Cost of products sold                             2,864       3,150
                                                 ------      ------
Gross margin                                      1,387       1,577

Selling, general and administrative expenses        931       1,071
Research and development expenses                   328         484
                                                 ------      ------
Operating income                                    128          22

Other income (expense):
  Interest expense                                  (44)        (23)
  Other, net                                          0          23
                                                 ------      ------
Income before income taxes                           84          22

Provision for income taxes                            0           8
                                                 ------      ------
Net income                                           84          14
                                                 ======      ======
Income per share:
  Basic                                            0.04        0.01
                                                 ======      ======
  Diluted                                          0.04        0.01
                                                 ======      ======




See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Unaudited)

                                                         Three Months Ended
                                                              July 31,
                                                         ------------------
                                                          1999        1998
                                                         ------      ------
                                                           (In thousands)
Operating activities:
Net income                                                   84          14
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                            84          96
    Changes in operating assets and liabilities:
      Accounts receivable, net                            1,076        (238)
      Inventories, net                                      276      (1,068)
      Accounts payable                                     (109)        291
      Accrued expenses and customer deposits               (197)       (214)
      Other, net                                            574          62
                                                         ------      ------
Net cash provided by (used in) operating activities       1,788      (1,057)

Investing activities:
  Purchases of property and equipment                       (42)        (57)
                                                         ------      ------
Net cash used in investing activities                       (42)        (57)

Financing activities:
  Net repayments on note payable to bank                 (1,325)          0
  Principal payments on long-term debt                       (5)         (5)
                                                         ------      ------
Net cash used in financing activities                    (1,330)         (5)
                                                         ------      ------
Net increase (decrease) in cash and cash equivalents        416      (1,119)

Cash and cash equivalents at beginning of period             88       2,449
                                                         ------      ------

Cash and cash equivalents at end of period                  504       1,330
                                                         ======      ======
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                                   23          24
                                                         ======      ======
  Income taxes                                                0          25
                                                         ======      ======

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1999.

2.       Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires September 1, 2000. The agreement allows for borrowings up to a maximum of $6,000,000 at an interest rate of, at the Company's option, either LIBOR plus 250 basis points (7.69% at July 31, 1999) or prime plus 25 basis points(8.25% at July 31, 1999). The line of credit matures on September 1, 2000 and is secured by accounts receivable, inventory, and equipment. There were no borrowings at July 31, 1999.

4.       Earnings Per Share

Under SFAS No. 128, basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully diluted earnings per share includes the effect of all potentially dilutive securities, including stock options. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:


                                                 Three Months Ended
                                           July 31, 1999       July 31, 1998
                                           -------------       -------------
 Numerator:
 Net Income                                $   84,000           $    14,000

 Denominator:
 Denominator for basic
 earnings per share - weighted
 average shares                             2,230,500             2,230,500

 Effect of dilutive securities:
   Employee stock options                     146,191               189,324

 Denominator for diluted
   earnings per share - adjusted
   weighted average shares with
   assumed conversions                      2,376,691             2,419,824

Earnings per share - Basic                 $     0.04           $      0.01

Earnings per share - Dilutive              $     0.04           $      0.01


The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-KSB for the year ended April 30, 1999. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 2000 decreased 10% to $4.2 million from $4.7 million for the first quarter of fiscal 1999. The decrease in sales is due to a decrease in units shipped as a result of a lower beginning backlog compared to the same period of fiscal 1999.

Gross margin decreased 12% to $1.4 million in the first quarter of fiscal 2000 from $1.6 million for the first quarter of fiscal 1999. Gross margin as a percent of sales remained unchanged at 33% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The Company expects gross margins will fluctuate in the future due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses decreased $140,000 or 13% during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. As a percent of sales, selling, general, and administrative expenses decreased from 23% in the first quarter of fiscal 1999 to 22% in the first quarter of fiscal 2000. The decrease in selling, general and administrative expenses is attributable to cost reductions made by the Company, primarily in administrative personnel positions.

Research and development expenses decreased during the first quarter of fiscal 2000 to $328,000 from $484,000 in the first quarter of fiscal 1999. The decrease is a result of decreased labor and expenses related to development work on the new Category II/III Instrument Landing System (ILS). This work was substantially completed in fiscal 1999 and certified by the FAA during the first quarter of fiscal 2000.

Interest expense increased $21,000 for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 due to an increase in the average debt obligations outstanding compared to the prior year period.

No income tax provision was recorded for the first quarter of fiscal 2000 reflecting the use of net operating loss carry forwards available to the Company, compared to an estimated provision for income taxes of $8,000 of 36.4% during the first quarter of 1999.

Net income for the first quarter was $84,000, compared with a fiscal 1999 first quarter net income of $14,000. The increase in net income is primarily due to reduced sales, general and administrative expenses and research and development expenses as previously mentioned.

BACKLOG

The Company's backlog was $1.7 million at July 31, 1999, compared to $7.9 million at July 31, 1998, and $4.9 million at April 30, 1999. Approximately 89% of the backlog at July 31, 1999, was represented by four contracts and call for providing navaid equipment and services to the United States (11% of backlog), Asia (23% of backlog) and South America (13% of backlog). The Company expects to ship substantially all of the total backlog through the end of fiscal 2000.

The decline in backlog, as compared to April 30, 1999, is the result of bookings not keeping pace with shipments. Through the first quarter of fiscal 2000, bookings continued to be slowed by economic difficulties experienced in Southeast Asia, which began in fiscal 1998 and continued through fiscal 1999. In reaction to this, the Company shifted its focus from Southeast Asia to other geographic areas. The company expects that this, combined with the completion of the new Category II/III ILS and the addition of the airfield product line will position the Company to increase market penetration in its markets as well as improve its competitive position on future procurements. Orders through the early part of the second quarter of fiscal 2000 have been encouraging with over $3.0 million booked, primarily from countries in Europe, Latin America and the United States, and included orders for both navaids and airfield lighting products. Though the Company is optimistic about its prospects for fiscal 2000, any delays and cancellation of orders will negatively impact the Company's revenue during the second, third and fourth quarters and could result in operating losses or breakeven operating results in those quarters. The extent of any loss in those quarters, or the ability to achieve break-even operating results, is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $1.8 million was provided by operations for the first quarter of fiscal 2000 compared to $1.1 million used in the first quarter of fiscal 1999. The increase in cash provided was primarily due to decreases in accounts receivable and inventory during the period. Accounts receivable decreased as large contracts, in particular the Indonesia contract, were completed and all amounts due were paid. Inventories declined with the completion and billing of the remaining work on the Indonesia contact and lower purchases in the first quarter of fiscal 2000 as compared to fiscal 1999.

Cash used in investing activities was $42,000 for the first quarter of fiscal 2000 unchanged from $57,000 used in the first quarter of fiscal 1999.

Cash used in financing activities was $1.3 million in the first quarter of fiscal 2000 compared to cash used of $5,000 in the first quarter of fiscal 1999. The increase in cash used was the result of repayments made on the Company's short-term note payable in the current year period.

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

                None.

Item 6.  Exhibits and Reports on Form 8-K

                (a)     Exhibits:

                        Exhibit 27 - Financial Data Schedule (SEC Use Only)

                (b)     Reports on Form 8-K:

                        No reports on Form 8-K were filed by the Registrant during the three months ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


September 14, 1999                /s/ Thomas C. Cargin
------------------------          ---------------------------------------------
Date                              Thomas C. Cargin, Vice President of Finance
                                  and Administration, Secretary, and Principal
                                  Accounting Officer

                                  EXHIBIT INDEX


Number          Description                                   Page
------          -----------                                   ----

27              Financial Data Schedule (SEC Use Only)

