Form 10QSB
period 1999-10-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 1999-12-15
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 October 31, 1999
                                   ------------------------------------------


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                  (913) 495-2614
                            -------------------------
                           (Issuer's telephone number)

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

Common stock, $0.01 par value - 2,230,500 shares outstanding as of December 1, 1999

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1999
                                      INDEX


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

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
      (Unaudited)

                                              October 31, 1999    April 30, 1999
                                              ----------------    --------------
                                               (In thousands)
ASSETS
Current assets:
  Cash & cash equivalents                          $    190          $    152
  Accounts receivable, net                            7,203             5,968
  Inventories, net                                    4,196             3,947
  Other current assets                                  165               690
                                                   --------          --------
Total current assets                                 11,754            10,757

Property and equipment, at cost                       3,398             3,232
Accumulated depreciation and amortization            (1,863)           (1,696)
                                                   --------          --------
                                                      1,535             1,536

Cost in excess of net assets acquired, net                0                 0
Other assets                                             30                30
                                                   --------          --------
Total assets                                       $ 13,319          $ 12,323
                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  1,384          $  1,085
  Accrued expenses                                    1,981             1,828
  Notes payable to bank                               1,750             1,325
  Current portion of long-term debt                      20                20
  Other current liabilities                               0
                                                   --------          --------
Total current liabilities                             5,135             4,258

Long-term debt, less current portion                  1,162             1,177
Deferred income taxes                                     0                 0

Stockholders' equity:
  Common stock                                           22                22
  Additional paid-in capital                          7,218             7,218
  Accumulated deficit                                  (218)             (352)
                                                   --------          --------
Total stockholders' equity                            7,022             6,888
                                                   --------          --------
Total liabilities and stockholders' equity         $ 13,319          $ 12,323
                                                   ========          ========

NOTE: The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
       (Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                       October 31                   October 31
                                                  ---------------------       ---------------------
                                                   1999          1998           1999          1998
                                                  -------       -------       -------       -------
Sales                                             $ 4,624       $ 3,241       $ 8,875       $ 7,968
Cost of products sold                               3,341         2,673         6,205         5,823
                                                  -------       -------       -------       -------
Gross margin                                        1,283           568         2,670         2,145


Selling, general and administrative expenses          930         1,173         1,861         2,244
Research and development expenses                     261           510           589           994
                                                  -------       -------       -------       -------

Operating income (loss)                                92        (1,114)          220        (1,093)

Other income (expense):
  Interest expense                                    (42)          (23)          (86)          (47)
  Other, net                                            0            23             0            46
                                                  -------       -------       -------       -------

Income (loss) before income taxes                      50        (1,114)          134        (1,094)

Provision (benefit) for income taxes                    0          (402)            0          (394)
                                                  -------       -------       -------       -------

Net income (loss)                                 $    50       $  (713)      $   134       $  (700)
                                                  =======       =======       =======       =======

Income (loss) per share:
  Basic                                           $  0.02       $ (0.32)      $  0.06       $ (0.31)
                                                  =======       =======       =======       =======

  Diluted                                         $  0.02       $ (0.32)      $  0.06       $ (0.31)
                                                  =======       =======       =======       =======



See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Unaudited)

                                                            SIX MONTHS ENDED
                                                               OCTOBER 31,
                                                          ---------------------
                                                           1999          1998
                                                          -------       -------
                                                             (IN THOUSANDS)
Operating activities:
    Net income (loss)                                     $   134       $  (700)
    Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                         167           220
        Changes in operating assets and liabilities:
            Accounts receivable, net                       (1,235)        1,999
            Inventories, net                                 (248)         (901)
            Accounts payable                                  299          (150)
            Accrued expenses and customer deposits            153        (1,403)
            Other, net                                        525          (368)
                                                          -------       -------
Net cash used in operating activities                        (205)       (1,303)

INVESTING ACTIVITIES:
    Purchase of short-term investments                          0             0
    Liquidation of short-term investments                       0             0
    Purchases of property and equipment                      (166)         (362)
    Additions to other assets                                                 0
                                                          -------       -------
Net cash used in investing activities                        (166)         (362)

FINANCING ACTIVITIES:
    Short-term borrowings from bank                           425
    Net repayments on note payable to bank                      0
    Principal payments on long-term debt                      (16)           (9)
    Borrowing on long-term debt and capital lease
    obligations                                                 0             0
    Proceeds from exercise of stock options                     0             0
                                                          -------       -------
Net cash provided by (used in) financing activities           409            (9)
Net increase (decrease) in cash and cash equivalents           38        (1,674)

Cash and cash equivalents at beginning of period              152         2,449
                                                          -------       -------

Cash and cash equivalents at end of period                $   190       $   775
                                                          =======       =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                $    47       $    40
                                                          =======       =======

  Income taxes                                            $     0       $    65
                                                          =======       =======

See notes to condensed consolidated financial statements

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1999


1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1999.

2.       Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires September 1, 2000. The agreement allows for borrowings up to a maximum of $6,000,000, at an interest rate of, at the Company's option, either Libor plus 250 basis points (8.68% at October 31, 1999) or prime plus 25 basis points (9.5% at October 31,1999), secured by accounts receivable, inventory and equipment. Borrowings at October 31, 1999 were $1,750,000.

4.       Earnings Per Share

Under SFAS No, 128, basic earnings per share is calculated by dividing income available to common stockholders by weighted average common shares outstanding. Fully diluted earnings per share includes the effect of all potentially dilutive securities, including stock options. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months                      Six Months
                                             Ended October 31,                Ended October 31,
                                          1999            1998             1999              1998
                                       ----------      -----------       ----------      -----------
 Numerator:
 Net Income (loss)                     $   50,000      $  (713,000)      $  134,000      $  (700,000)
 Denominator for basic
 earnings per share - weighted
 average shares                         2,230,500        2,230,500        2,230,500        2,230,500

 Effect of dilutive securities:
    Stock options                         157,897             --            152,044             --

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed
   conversions                          2,388,397        2,230,500        2,382,544        2,230,500


Earnings (loss) per share - Basic      $     0.02      $     (0.32)      $     0.06      $     (0.31)

Earnings (loss) per share - Dilutive   $     0.02      $     (0.32)      $     0.06      $     (0.31)

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10QSB for the quarter ended July 31, 1999 and the Form 10-KSB for the year ended April 30, 1999. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 2000 were up 43% to $4.6 million compared to $ 3.2 million second quarter of fiscal 1999. Sales for the first six months of fiscal 2000 were up 11% to $8.9 million compared to $8.0 million for the first six months of fiscal 1999. The increase in sales for both the quarter and year to date is due to an increase in units shipped as a result of increased orders compared to the same period of fiscal 1999.

Gross margin for the second quarter of fiscal 2000 was 1.3 million (28% of sales) compared to $568,000 (18%) for the second quarter of fiscal 1999. Gross margin for the first six months of fiscal 2000 was $2.7 million (30% of sales) compared to $2.1 million (27%) for the first six months of fiscal 1999. The higher gross margins reflect higher sales for both the quarter and the six months ended October 31, 1999, as well as the shipment of higher gross margin contracts. In addition , the company has experienced lower production and installation costs related to its new instrument landing system as compared to the same periods last year. The company has also experienced lower manufacturing costs as a result of higher sales volume. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of product and services.

Selling, general, and administrative expenses decreased 21% to $930,000 from $
1.2 million during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. As a percent of sales, selling, general, and administrative expenses decreased from 36% in the second quarter of fiscal 1999 to 20% in the second quarter of fiscal 2000. Selling, general, and administrative expenses for the first six months of fiscal 2000 decreased 17% to $1.8 million from $2.2 million compared to the first six months of fiscal 1999. As a percent of sales, selling, general, and administrative expenses decreased from 28% in the first six months of fiscal 1999 to 20% in the first six months of fiscal 2000. The decrease, as a percent of sales, reflects the fact that though sales increased in both periods over last year, selling, general and administrative expenses decreased, due primarily to decreased marketing and administrative expenses.

Research and development expenses decreased during the second quarter of fiscal 2000 to $261,000 from $510,000 in the second quarter of fiscal 1999. In the first six months of fiscal 2000 research and development expenses decreased to $589,000 from $994,000 for the first six months of fiscal 1999. The decrease for both periods is a result of decreased labor and expenses related to development work on the new Category II\III Instrument Landing System. Expenditures made during the first and second quarter of fiscal 2000 were primarily to obtain FAA approval of the new system, variants of the new system and approval for FAA maintenance takeover. Approval of the new system was obtained in the second quarter of fiscal 2000, while approval of the variants and FAA maintenance take over was obtained in the third quarter of fiscal 2000.

Interest expense increased from$23,000 to $42,000 for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, and from to $47,000 to $86,000 for the first six months of fiscal 2000 due to an increase in the average debt obligations outstanding compared to the prior year period. Other income decreased to $0 from $23,000 for the second quarter of fiscal 2000, and to $0 from $46,000 for the first six months of fiscal 2000, due to a decrease in interest income resulting from lower average outstanding cash and investment balances during the current year period compared to the prior year period.

No income tax provision was recorded for the second quarter and the first six months of fiscal 2000, reflecting the use of net operating loss carryforwards available to the Company. This compares to estimated tax benefits of $402,000 (36% of the loss before income taxes) and $394,000 (36% of the loss before income taxes)recorded for the second quarter and first six months of fiscal 1999.

Net income for the second quarter of fiscal 2000 was $50,000, compared with a fiscal 1999 second quarter net loss of $713,000. Net income for the first six months of fiscal 2000 was $134,000, compared with net loss in the first six months of fiscal 1999 of $700,000. The net income for the three months and six months ended October 31, 1999 was due primarily to increased sales, higher gross margins, decreased research and development expenses, and decreased selling, general and administrative expenses, as previously mentioned.


BACKLOG

The Company's backlog was $1.8 million at October 31, 1999, compared to $6.1 million at October 31, 1998, and $4.9 million at April 30, 1999. Approximately 54% of the backlog at

October 31, 1999, was represented by three contracts. The contracts call for providing navaid and airfield lighting equipment and services to Asia (22% of backlog), Mexico (21% of backlog) and the Carribean (11% of backlog). The Company expects to ship substantially all the total backlog through the end of fiscal 2000.

Though backlog has declined as compared to April 30, 1999, due to bookings not keeping pace with shipments, orders for the first six months of fiscal 2000 are up over the same period in fiscal 1999. The Company believes the increase in bookings due to several factors. First, the demand for navaid products is improving world wide, based upon the number size of opportunities it is presently working on. This increase in demand appears to be driven by the realization of the aviation community that GPS based landing systems will not, at least in the near-term, be technically capable of replacing traditional ILS systems as the primary means of approach to landing guidance systems. In addition it appears that a basic network of VOR (very high omni-range) transmitters will be required in the enroute navigation structure to augment and support GPS based navigation systems. Second, the completion of the new Category II/III ILS and the addition of the airfield lighting line has allowed the Company to participate in more procurement opportunities in both its traditional market, and new markets during fiscal 2000. The Company has also improved its manufacturing processes allowing it to book and ship several orders received during the second quarter of fiscal 2000. The Company believes this to be a significant competitive advantage.

The Company's shift in geographic marketing focus, initiated in fiscal 1999, is beginning to show positive results as the increase in orders experienced during the first six months of fiscal 2000 consists primarily of orders from Europe, Latin America and the Carribean. Though the Company is optimistic about its prospects for the remainder of fiscal 2000, any delays and or cancellation of procurement opportunities will negatively impact the Company's revenue during the third and fourth quarters and could result in operating losses or breakeven operating results in those quarters. The amount of net income, net losses or the ability to achieve breakeven operating results, is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $205,000 million was used by operations for the first six months of fiscal 2000 compared to $613,000 used in the first six months of fiscal 1999. The decrease in cash used was primarily due to net income for the year, as compared to the net loss of the prior year. This was offset by a lower use of cash resulting from changes in working capital as compared to the prior year (($506,000 compared to $823,000)).

Cash used in investing activities was $166,000 for the first six months of fiscal 2000 compared to $362,000 used in the first six months of fiscal 1999. The decrease is primarily the result of lower purchases of property and equipment.

Cash provided by financing activities was $409,000 in the first six months of fiscal 2000 compared to cash used of $9,000 in the first six months of fiscal 1999, due primarily to increased short term borrowing.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowing under its existing revolving credit facility.

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders of the Company was held on September 22, 1999. The following items were approved:

           (a) Keith S. Cowan and Robert D. Taylor were re-elected as Class III directors of the Company for a period of three years until the 2002 Annual Meeting of the Stockholders. For both Mr. Cowan and Mr Taylor, 1,143,561 shares were voted for election with 26,285 withheld. Members of the Board continuing in office include the Class I directors serving until the 2000 annual meeting, Thomas
                C. Cargin and David D. Gatchell, and the Class II directors serving until the 2001 annual meeting, Michael J. Meyer and Walter H. Stowell, Jr.

           (b) Appointment of Ernst & Young LLP as independent accountants was approved with 1,167,846 shares voting for appointment 2,000 against.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit 27 - Financial Data Schedule (SEC Use Only)

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed by the Registrant during the three months ended October 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


December 10, 1999             /s/ Thomas C. Cargin
-----------------             --------------------------------------------------
Date Thomas C. Cargin, Vice President of Finance and Administration, Secretary, and Principal Accounting Officer

                                  EXHIBIT INDEX

Number                      Description                               Page
------                      -----------                               ----
27             Financial Data Schedule (SEC Use Only)