Form 10QSB
period 2000-01-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 2000-03-16
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         January 31, 2000
                                ---------------------------


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ________________

Commission file number                0-22760
                       -----------------------------------------


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

                  ---------------------------------------------
                    (address of principal executive offices)

                                  (913)495-2614

                        -----------------------------------
                           (Issuer's telephone number)

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

Common stock, $0.01 par value - 2,578,913 shares outstanding on March 1, 2000

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                         QUARTER ENDED JANUARY 31, 2000
                                      INDEX


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

     ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            Condensed Consolidated Balance Sheets                            3
            Condensed Consolidated Statements of Operation                   4
            Condensed Consolidated Statements of Cash Flows                  5
            Notes to Condensed Consolidated Financial Statements             6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             8

PART II - OTHER INFORMATION
     Item 1 - Legal Proceedings                                             11
     Item 5a - Acquistion or Disposition of Assets                          11
     Item 6 - Exhibits and Reports on Form 8-K                              12

SIGNATURE PAGE                                                              13

EXHIBIT INDEX                                                               14



AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

  (Unaudited)

                                              January 31, 2000  April 30, 1999
                                              ----------------  --------------
                                                        (IN THOUSANDS)
ASSETS
Current assets:

  Cash & cash equivalents                         $    225         $    152
  Accounts receivable, net                           6,774            5,968
  Inventories, net                                   4,379            3,947
  Other current assets                                 320              690
                                                  --------         --------
Total current assets                                11,698           10,757

Property and equipment, at cost                      3,437            3,232
Accumulated depreciation and amortization           (1,942)          (1,696)
                                                  --------         --------
                                                     1,494            1,536


Other assets                                           140               30
                                                  --------         --------
Total assets                                      $ 13,332         $ 12,323
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                $  1,321         $  1,085
  Accrued expenses                                   1,798            1,828
  Notes payable to bank                              2,000            1,325
  Current portion of long-term debt                     20               20

                                                  --------         --------
Total current liabilities                            5,139            4,258

Long-term debt, less current portion                 1,155            1,177


Stockholders' equity:

  Common stock                                          22               22
  Additional paid-in capital                         7,218            7,218
  Accumulated deficit                                 (202)            (352)
                                                  --------         --------
Total stockholders' equity                           7,038            6,888
                                                  --------         --------
Total liabilities and stockholders' equity        $ 13,332         $ 12,323
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

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

    (Unaudited)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            JANUARY 31                      JANUARY 31
                                                     ----------------------          ------------------------
                                                      2000            1999             2000             1999
                                                     ------          ------          -------          -------
Sales                                                $4,292          $4,080          $13,167          $12,048
Cost of products sold                                 3,047           3,367            9,253            9,187
                                                     ------          ------          -------          -------
Gross margin                                          1,245             713            3,914            2,861


Selling, general and administrative expenses            979           1,087            2,840            3,331
Research and development expenses                       188             419              776            1,413
                                                     ------          ------          -------          -------

Operating income (loss)                                  78            (793)             298           (1,883)

Other income (expense):

  Interest expense                                      (62)            (30)            (148)             (45)
  Other, net                                             (0)              3               (0)              16
                                                     ------          ------          -------          -------

Income (loss) before income taxes                        16            (820)             150           (1,912)

Provision (benefit) for income taxes                      0            (295)               0             (687)
                                                     ------          ------          -------          -------

Net income (loss)                                    $   16          ($ 525)         $   150          ($1,225)
                                                     ======          ======          =======          =======

Income (loss) per share:

  Basic                                               $0.01          ($0.24)         $  0.07          ($ 0.55)
                                                    =======         =======          =======          =======

  Diluted                                             $0.01          ($0.24)         $  0.06          ($ 0.55)
                                                    =======         =======          =======          =======




See notes to condensed consolidated financial statements.

AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Unaudited)


                                                                   NINE MONTHS ENDED
                                                                      JANUARY 31,
                                                                  ---------------------
                                                                  2000           1999
                                                                  -----         -------
                                                                      (IN THOUSANDS)
Operating activities:
    Net income (loss)                                             $ 150         ($1,225)
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Depreciation and amortization                               137             339
        Changes in operating assets and liabilities:
            Accounts receivable, net                               (806)          1,848
            Inventories, net                                       (393)             12
            Accounts payable                                        236            (473)
            Accrued expenses                                        (75)         (1,940)
            Other, net                                              370            (592)
                                                                  -----         -------
Net cash used in operating activities                              (381)         (2,031)

INVESTING ACTIVITIES:
    Purchases of property and equipment                            (204)           (228)
                                                                  -----         -------
Net cash used in investing activities                              (204)           (228)

FINANCING ACTIVITIES:
    Short-term borrowings from bank                                 675             300
    Net repayments on note payable to bank                            0            (250)
    Principal payments on long-term debt                            (16)            (13)
                                                                  -----         -------
Net cash provided by (used in) financing activities                 659              37

Net increase (decrease) in cash and cash equivalents                 73          (2,222)

Cash and cash equivalents at beginning of period                    152           2,449
                                                                  -----         -------

Cash and cash equivalents at end of period                        $ 225         $   227
                                                                  =====         =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                        $  70         $    67
                                                                  =====         =======

  Income taxes                                                    $   0         $     0
                                                                  =====         =======

See notes to condensed consolidated financial statements

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000

1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly-owned subsidiary, ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 1999.

2.  Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires September 1, 2000. The agreement allows for borrowings up to a maximum of $6,000,000, at an interest rate of, at the Company's option, either Libor plus 250 basis points (8.68% at January 31, 2000) or prime plus 25 basis points (9.0% at January 31,
2000), secured by accounts receivable, inventory and equipment. Borrowings at January 31, 2000 were $2,000,000.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                              Three Months                  Nine Months
                                            Ended January 31,             Ended January 31,
                                            2000         1999            2000           1999
                                         ----------    ---------      ----------      ---------
Numerator:
Net Income (loss)                        $   16,000     $(525,000)   $   150,000    $(1,225,000)

Denominator for basic
earnings per share - weighted
average shares                            2,230,500     2,230,500      2,230,500      2,230,500

Effect of dilutive securities:
   Stock options                            152,305        --            151,131         --

Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed conversions        2,382,805     2,230,500      2,381,631      2,230,500

Earnings (loss) per share - Basic             $0.01        $(0.24)         $0.07         $(0.55)

Earnings (loss) per share - Dilutive          $0.01        $(0.24)         $0.06         $(0.55)


The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Forms 10QSB for the quarters ended July 31 and October 31, 1999 and the Form 10-KSB for the year ended April 30, 1999. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 2000 were up 5% to $4.3 million compared to $ 4.1 million in the third quarter of fiscal 1999. Sales for the first nine months of fiscal 2000 were up 9% to $13.2 million compared to $12.0 million for the first nine months of fiscal 1999. The increase in sales for both the quarter and year to date is due to an increase in units shipped as a result of increased orders compared to the same periods of fiscal 1999.

Gross margin for the third quarter of fiscal 2000 was 1.2 million (29% of sales) compared to $714,000 (18% of sales) for the third quarter of fiscal 1999. Gross margin for the first nine months of fiscal 2000 was $3.9 million (30% of sales) compared to $2.9 million (24% of sales) for the first nine months of fiscal 1999. The higher gross margins reflect higher sales for both the quarter and the nine months ended January 31, 2000, as well as higher prices received on products sold, primarily the result of the shipment of spares parts contracts and contracts sold on a sole source basis. In addition, the Company has experienced lower production and installation costs related to its new instrument landing system as compared to the same periods last year. The Company has also experienced lower manufacturing costs per unit as a result of higher sales volume. The Company expects gross margins to continue to fluctuate due to the timing and mix of contract awards and delivery of products and services.

Selling, general, and administrative expenses decreased 10% to $979,000 from $1.1 million during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. As a percent of sales, selling, general, and administrative expenses decreased from 27% in the third quarter of fiscal 1999 to 23% in the third quarter of fiscal 2000. Selling, general, and administrative expenses for the first nine months of fiscal 2000 decreased 15% to $2.8 million from $3.3 million in the first nine months of fiscal 1999. As a percent of sales, selling, general, and administrative expenses decreased from 28% in the first nine months of fiscal 1999 to 22% in the first nine months of fiscal 2000. The decrease, as a percent of sales, reflects the fact that though sales increased in both periods over last year, selling, general and administrative expenses decreased, due primarily to decreased marketing and administrative expenses.

Research and development expenses decreased during the third quarter of fiscal 2000 to $188,000 from $419,000 in the third quarter of fiscal 1999. In the first nine months of fiscal 2000, research and development expenses decreased to $776,000 from $1,413,000 for the first nine months of fiscal 1999. The decrease for both periods is a result of decreased labor and expenses related to development work on the new Category II\III Instrument Landing System. Expenditures made during the first nine months of fiscal 2000 were primarily to obtain FAA approval of the new system, variants of the new system and approval for FAA maintenance takeover. Approval of the new system was obtained in the second quarter of fiscal 2000, while approval of the variants and FAA maintenance take over was obtained in the third quarter of fiscal 2000.

Interest expense increased from $30,000 to $62,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, and from to $45,000 to $148,000 for the first nine months of fiscal 2000 due to an increase in the average debt obligations outstanding compared to the prior year period.

No income tax provision was recorded for the third quarter and the first nine months of fiscal 2000, reflecting the use of net operating loss carryforwards available to the Company. This compares to estimated tax benefits of $295,000 (36% of the loss before income taxes) and $687,000 (36% of the loss before income taxes) recorded for the third quarter and first nine months of fiscal 1999.

Net income for the third quarter of fiscal 2000 was $16,000, compared with a fiscal 1999 third quarter net loss of $525,000. Net income for the first nine months of fiscal 2000 was $150,000, compared with net loss in the first nine months of fiscal 1999 of $1,225,000. The net income for the three months and nine months ended January 31, 2000 was due primarily to increased sales, higher prices on units sold, decreased research and development expenses, and decreased selling, general and administrative expenses, as previously mentioned.

BACKLOG

The Company's backlog was $1.7 million at January 31, 2000, compared to $7.9 million at October 31, 1999, and $4.9 million at April 30, 1999. Approximately 51% of the backlog at January 31, 2000, was represented by three contracts. The contracts call for providing navaid equipment and services to Asia (15% of backlog), South America (21% of backlog) and the Middle East (15% of backlog). The Company expects to ship substantially all the total backlog through the end of fiscal 2000.

The decline in backlog as compared to April 30, 1999, is due to delays in the procurement cycle of domestic and international programs the Company is actively pursuing. This includes delays in the release of requests for proposals as well as the selection and award of contracts by civil aviation authorities. Delays of this nature are not uncommon due to the size and scope of the program, and the international nature of some of the programs.

Despite the procurement delays, the Company remains optimistic regarding the prospects for navaids and airfield lighting products due to several factors. First, the Company contiues to see improving world-wide demand for navaid products, based upon the number, size and quality of opportunities on which it is presently working. This increase in demand appears to be driven by the realization of the aviation community that GPS based landing systems will not, at least in the near-term, be technically capable of replacing traditional ILS systems as the primary means of approach to landing guidance systems. In addition it appears that a basic network of VOR (very high omni-range) transmitters will be required in the enroute navigation structure to back-up GPS based navigation systems. Second, the completion of the new Category II/III ILS and the addition of the airfield lighting line has allowed the Company to participate in more procurement opportunities in both its traditional market, and new markets during fiscal 2000. The Company has also improved its manufacturing processes allowing it to book and ship several orders received during the second and third quarter of fiscal 2000. The Company believes this to be a significant competitive advantage.

Although the Company is optimistic about its prospects for the remainder of fiscal 2000, any delays and or cancellation of procurement opportunities will negatively impact the Company's revenue during the fourth quarter and into fiscal 2001, and could result in operating losses or breakeven operating results in those periods. The amount of net income, net losses or the ability to achieve breakeven operating results, is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $381,000 was used by operations for the first nine months of fiscal 2000 compared to $2.0 million in the first nine months of fiscal 1999. The decrease in cash used was primarily due to net income for the period, as compared to the net loss of the prior period; lower use of cash resulting from changes in working capital as compared to the prior year period ($668,000 compared to $1,145,000), offset by lower depreciation and amortization.

Cash used in investing activities was $204,000 for the first nine months of fiscal 2000 compared to $228,000 used in the first nine months of fiscal 1999. The decrease is the result of lower purchases of property and equipment.

Cash provided by financing activities was $659,000 in the first nine months of fiscal 2000 compared to cash provided of $37,000 in the first nine months of fiscal 1999, due primarily to increased short term borrowing.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowings under its existing revolving credit facility.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 5A. ACQUISITION OR DISPOSITION OF ASSETS

On February 7, 2000, Airport Systems International, Inc., a Kansas corporation ("ASII"), acquired all of the issued and outstanding shares of common stock, $1.00 par value per share of DCI, Inc., a Kansas corporation ("DCI"), from its stockholders, Chris I. Hammond, Larry C. Klusman and William D. Cook (the "Sellers"). DCI is an electrical contract manufacturing company. ASII intends to continue the operations of DCI.

ASII paid $1,234,000 in cash, issued 150,000 shares of its common stock and delivered a four-year promissory note in the amount of $1,248,000 in consideration for the common acquired from Sellers. The total consideration for the acquisition from the Sellers was $2,819,500.

Immediately following the acquisition of the common stock of DCI, DCI acquired certain assets of KHC of Lenexa, L.L.C., a Kansas limited liability company ("KHC"). KHC was owned by the Sellers and had a leasehold interest in certain real property that was the subject of City of Lenexa, Kansas Variable Rate Demand Industrial Development Revenue Bonds (DCI Project) Series 1998 totaling $2,570,000 and other related documents (the "IRB Documents"). DCI paid $1,290,000 in cash as consideration for the assets acquired from KHC. DCI also assumed certain liabilities and obligations related to the IRB Documents.

The asset and stock acquisitions were financed through a Loan and Security Agreement entered into by and among ASII, DCI and Bank of America, N.A. ("BOA") as of February 7, 2000, providing, among other things, a revolving loan in the amount of $8,000,000, term loans from BOA in the amount of $1,178,000 and an irrevocable direct-pay letter of credit facility in the amount of $2,599,573.

On February 7, 2000, ASII also entered into a financing arrangement with KCEP Ventures II, L.P. a Kansas limited partnership ("KCEP"). In connection with this arrangement, ASII sold and issued to KCEP 198,413 shares of ASII common stock for $500,000 ($2.52 per share), a convertible subordinated debenture in an amount of $500,000 with a conversion price of $3.00 per share, and a warrant granting KCEP the right to purchase 45,635 shares of ASII common stock for $150,595.50 ($3.30 per share). ASII plans to use the proceeds from the sale of the securities for general working capital purposes and to fund potential future acquisitions in the electrical contract manufacturing business.

The Stock Purchase Agreement with Sellers, the Asset Purchase Agreement with KHC, the

Investment Agreement with KCEP, the Loan and Security Agreement with BOA and the press release issued by ASII in connection with the acquisition and financing are filed as exhibits to this report and are incorporated herein by reference. The description of the acquisition and financing set forth herein does not purport to be complete and is qualified by the provisions of the agreements noted above and attached hereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 27 - Financial Data Schedule (SEC Use Only)

         (b)   Reports on Form 8-K:

               Form 8-K filed February 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY


March 10, 2000                  /s/ Thomas C. Cargin
------------------------        ------------------------------------------------
Date Thomas C. Cargin, Vice President of Finance and Administration, Secretary, and Principal Accounting Officer

                                  EXHIBIT INDEX



Number                  Description                                      Page
------                  -----------                                      ----
27                    Financial Data Schedule (SEC Use Only)
