Form 10KSB
period 2000-04-30
AIRPORT SYSTEMS INTERNATIONAL INC
filed 2000-07-31
CIK 914398

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   FORM 10-KSB
(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the Fiscal year ended April 30, 2000
                                    --------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to
                                         -----------    ----------

          Commission file number 0-22760
                                 -------

                       Airport Systems International, Inc.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

                    Kansas                              48-1099142
         -------------------------------            ------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

               11300 West 89th Street, Overland Park, Kansas 66214
         -------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Issuer's telephone number (913) 495-2600
                          --------------
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, $.01 par value
                      -------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $15,128,000
                                                                   ----------

         The aggregate market value of the voting stock held by non-affiliates of the issuer on June 1, 2000, based upon the average bid and ask prices for such stock on that date was $5,640,083. The number of shares of Common Stock of the issuer outstanding as of June 1, 2000 was 2,578,913.

         Documents incorporated by reference:
              - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held September 12, 2000, are incorporated by reference into Part III.

                                     Part I

Item 1.  BUSINESS

                                     GENERAL

Airport Systems International, Inc. (the "Company" or "Airport Systems") is a designer and manufacturer of electronic components, sub-assemblies and systems and a marketer of electronic contract assembly services. Airport Systems, as the parent company operates two business segments, electronic components manufacturing (ECM) and aerospace. The ECM unit operates as a wholly owned subsidiary, DCI, Inc. (DCI) and manufactures custom liquid crystal display (LCD) devices as well as panel meter and heat-seal equipment. In addition, the ECM unit also provides contract manufacturing services. Its products are used in aerospace, medical, industrial and home applications. Sales are made primarily to customers within the United States. The aerospace unit designs, manufactures and installs ground-based radio navigation and landing systems (navaids) and airfield lighting. Its customers consist of civil aviation authorities in the United States and throughout the world. The aerospace unit is operated through Airport Systems while the ECM unit is operated through DCI.

In fiscal 2000, Airport Systems implemented a new strategic direction, leveraging its core competency as a manufacturer of high quality electronics to other vertical markets. The new initiative is focused, primarily through acquisition, on diversifying into the manufacture and sale of electronic components and systems of both a proprietary and contract assembly nature. Contract electronic manufacturing (CEM) is a large and growing market. Industry reports estimate the market at $30 billion, growing at 20%+ annually. This is driven by manufacturers of all sizes outsourcing their electronics manufacturing, allowing them to focus on core business competencies such as product design and marketing. These trends have generated steady annual sales growth at DCI. The world-wide market for navaids, by comparison, is only $120-150 million annually, and cyclical.

The first phase of the new strategy began with the acquisition of DCI in February. DCI is located in Lenexa, Kansas and had sales for the calendar year ended December 31, 1999, of approximately $8.1 million. The acquisition was accretive to Airport Systems' historical earnings on a pro forma basis. The acquisition of DCI repositions the Company as a reputable electronic manufacturing service provider and consolidator, offering a platform for future acquisitions. Airport Systems has ISO 9001 certification and a rigorous quality assurance program critical to CEM operations. In pursuing its acquisition strategy, the Company can judiciously utilize equity as acquisition currency. The Company plans to focus its CEM on customers which can use design assistance and shorter production runs, and need proprietary product lines such as LCD displays. This differentiated strategy has been successful for DCI and led to its historical growth.

The Company was incorporated in Kansas on May 1, 1991, and completed an initial public offering on November 30, 1993.

To better define the Company's business, as well as the businesses operated by its business units, the Company is proposing to change its name to Elecsys Corporation contingent upon the approval of the shareholders at its 2000 Annual Meeting scheduled for September 12, 2000 and subject to the status of the application to register the name with the United States Patent and Trademark Office. Once approved, a new subsidiary will be created and the assets of the aerospace unit (essentially the assets of Airport Systems today) will be transferred to it in a tax-free exchange. This new subsidiary will take with it the name Airport Systems International, Inc.

                                BUSINESS SEGMENTS

ECM

DCI performs circuit board and module manufacturing as well as liquid crystal display (LCD) manufacturing. It's products and services include custom LCD's, LCD modules, panel meters and heat seal equipment; as well as providing design and contract electronic manufacturing services. DCI's circuit board manufacturing capabilities include automated surface mount assembly and soldering, automated through-hole insertion and wave soldering and wire bonded chip on board assembly. DCI operates out of a 35,000 sq. foot manufacturing facility with state of the art equipment allowing low through moderate volume capability. DCI's manufacturing and design capabilities allows it to offer their customers a "one-stop" shop capability for all their electronic needs, including manufacture and test; design; miniaturization of concept; design and manufacture of the LCD device, electronics and display; and packaging. Substantially all of DCI's sales are domestic customers, using in-house sales personnel and outside reps.

LCD's are a display device in which liquid crystal (LC) material is sealed between two plates of conductively coated glass. The conductively coated glass is etched with images on both the front and back plates. The glass and LC is then polarized. In it's passive state the LC material is transparent, however, when voltage is applied across both plates, the molecules in the LC material align themselves and the material becomes opaque, thus creating the desired displayed information. When the voltage is removed, the molecules re-align themselves to their original transparent state and no display is shown. LCD's are used to display information a variety of applications from commercial and industrial to consumer products where low energy consumption is required (as opposed to light emitting diodes (LED's) which use more current to display information, and thus require more power to operate). DCI sells LCD's to original equipment manufacturers (OEMs) in medical, industrial, commercial, consumer and military markets, focusing on low to moderate volume specialty applications. For high volume projects, DCI contracts with an off-shore manufacturer to achieve the required cost reductions needed to be competitive. DCI is one of a few companies in the United States capable of designing and manufacturing the complete display module (the display attached to the electronics). This is a significant "one-stop" feature and a competitive advantage. DCI recently completed an advanced clean room in its Lenexa facility which enhances its LCD manufacturing capabilities. This clean room was built to Class 10000 specifications and includes self-contained HVAC systems, hepa-filters (fine micron filters) on all vents, separate cap and gown and changing rooms with air shower. The clean room also includes high-end glass scribe and photo-imaging process equipment. Addition of this clean room allows DCI to produce LCD's with tighter tolerances allowing higher yields and better quality. DCI believes the new clean room will allow it to effectively compete for more advanced and profitable LCD business. Sales are made to customers principally in the United States. LCD and LCD module sales current comprise approximately 38% of total ECM sales.

Panel meter instruments are used in process, laboratory and quality control applications including research labs, ground support equipment in the aerospace industry, waste water treatment and power generation plants. Sales are made to end users and OEM's principally in the United States. These instruments measure a number of different types of process or flow information, including revolutions per minute (RPM's), dwell pressure, fluid and electrical volumes and torque. They can operate as standalone equipment or interface to programmable computers. Metering equipment and panel instrument sales current comprise approximately 10% of total ECM sales.

Contract electronic manufacturing services includes assisting the customer with specific design issues as well as manufacturing electronic assemblies to their specifications. DCI's facility is ideally situated to handle customers low to moderate volume manufacturing requirements. This includes high speed placement of surface mount components, automated through hole axial lead equipment, controlled solder paste applications, testing services and low to moderate volume surface mount runs. Contract manufacturing sales currently comprise approximately 52% of total ECM sales.

Aerospace

The aerospace unit (Airport Systems) engages in the design, manufacture, marketing and installation of ground-based navaids and visual aids, which include airfield lighting and airfield signage. Navaids provide enroute and approach to landing guidance to aircraft, allowing them to safely navigate and land in poor visibility conditions. Navaids are required by the United States Federal Aviation Administration ("FAA") and the International Civil Aviation Organization ("ICAO") regulations at all airports in the world that conduct all-weather operations. Visual aids are used to direct aircraft along runways, taxiways and to terminals.

Airport Systems' primary products are Instrument Landing Systems (ILS), Very High Frequency Omni-Range Transmitters (VOR), Distance Measuring Equipment
(DME), and Airfield Lighting and Signage. ILS, VOR, and DME's are generally referred to as navaids. Navaid products, such as those manufactured by the Company, are an integral part of the air traffic control system used worldwide for navigation of aircraft operating in Instrument Meteorological Conditions
(IMC) under Instrument-flight Rules (IFR). Signals generated by these products are received by electronic avionics equipment installed in all aircraft equipped for IFR. The avionics include cockpit displays which provide navigational guidance to the pilot. Most navaids are radio frequency devices which use measurement of angles and distance to establish aircraft position coordinates.

Airport Systems' revenues are generated principally from sales of its products and services to government agencies internationally and in the United States. The products are sold directly to such agencies or through prime contractors for integration into systems procured by those agencies. Airport Systems' sales are largely dependent upon government construction and procurement contracts. The majority of Airport Systems' revenues in any single quarter is typically derived from relatively few customers and quarterly revenue will, therefore, fluctuate based on a number of factors, including the timing and magnitude of orders, customer installation schedules, and political and economic factors.

Sales are typically made pursuant to fixed price contracts and cost overruns, if any, are assumed by Airport Systems. Historically, Airport Systems has not had any contracts which have required significant product development efforts, however, Airport Systems may, in the future, enter into fixed price contracts which require significant product development efforts. See "Certain Factors That May Effect Future Results - Dependence on Fixed Price Contracts."

Generally, the time from when an order is accepted until the first equipment is shipped is approximately one to three months. Training is normally completed during the production of the equipment. Final acceptance of the installed equipment (and thus completion of the installation portion of the contract) normally occurs two to four months after the equipment is shipped. Installation time can vary, however, with weather and site conditions, and the progress of other portions of the construction project into which Airport Systems' products are incorporated. Airport Systems generally provides a limited product warranty with its equipment. Warranty costs are tracked by Airport Systems and have historically not varied materially from management's estimates.

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

A DME provides distance measurement from the aircraft to the DME with an accuracy of approximately 500 feet. A DME uses a pulsed system, like radar, in which the ground-based DME station replies with a pulse to an interrogating signal received from an aircraft. The distance is computed by measuring the time between signals. Airport Systems manufactures and sells a low power DME for use at airports and a high power DME for use enroute. A DME can be used in place of marker beacons in an ILS to provide distance information to the pilot.

Airport Systems announced in July of 1998 that it had signed a marketing and manufacturing agreement with Idman Airfield Products ("Idman"), a manufacturer of airport lighting products based in Finland. Idman, a wholly owned subsidiary of Philips Electronics, N.V., manufactures a complete line of airport lighting including approach, taxiway and runway lights, precision approach path indicator
(PAPI), as well as control equipment. Under the terms of the agreement, Airport Systems has exclusive marketing and manufacturing rights for these products in North and South America and non-exclusive distribution rights in a number of other major international markets. During fiscal 1999,

Airport Systems obtained FAA certification for Idman's elevated runway and taxiway lights. In July, 1999 Idman's PAPI (Precision Approach Path Indicator) was certified by the FAA.

Airport Systems serves three primary markets: international; United States non-federal; and the United States government.

The international market consists of all sales where the installation of products is outside the United States. Almost all countries have civil aviation authorities which regulate the airways within their borders and procure equipment for their air traffic control systems and airports. Airport Systems sells either directly to these international organizations through a network of representatives and distributors, or through prime contractors. Airport Systems has over 35 independent sales representatives covering over 35 countries. Airport Systems' international sales were 72% and 80%, of total consolidated sales for the fiscal years ended April 30, 2000, and 1999, respectively.

The United States non-federal market is comprised primarily of state and local governmental entities which have responsibility for airport development, improvement and management. Airport Systems either contracts directly with the governmental entity constructing or improving an airport for the navaids portion of the project, or acts as a subcontractor to a prime contractor. Airport Systems' United States non-federal sales were 12% and 17%, of total consolidated sales for the fiscal years ended April 30, 2000, and 1999, respectively.

The United States government market includes all governmental agencies, which have a need for navaid products for installation in the United States. The primary customer for Airport Systems in this market is the FAA. Sales to the United States Government were approximately 5% and 3%, of total consolidated sales for the fiscal periods ended April 30, 2000, and 1999, respectively. Airport Systems has, to date, approached this market as both a subcontractor and direct provider.

                                   COMPETITION

ECM

DCI competes against different competitors for each of its lines of products. There are a limited number of LCD competitors in the United States. These include Planar/Standish, LXD, Crystaloid and Polytronics. Panel meter competitors include Newport Labs, Red Lion, Digitec, Non-linear Systems, Lincoln Instruments, Doric Instruments, Analogic, and Kessler Ellis. The electronic manufacturing services industry is very competitive. DCI competes against numerous domestic and foreign manufacturing service providers, some of whom are substantially larger than DCI with greater financial, operating, manufacturing and marketing resources. Some have broader geographic breadth, broader ranges of services and more established overseas operations. In addition, DCI faces competition from the manufacturing operations of its current and potential customers who continually evaluate the relative benefits of internal manufacturing versus outsourcing. DCI believes that the principal competitive factors in its target markets are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication, and geographic location. To remain competitive, DCI must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible deliver schedules, deliver finished products on a reliable basis and compete effectively on price. See also Certain Risk Factors That May Affect Future Results-Competition.

Aerospace

Airport Systems competes against several large multi-national companies which provide a broad spectrum of products and which serve a wide customer base. Most contracts in the navaid and sign markets are awarded through a sealed bid or competitive request for proposal process. The principal competitive factors in these markets are (i) product conformance with FAA and ICAO specifications, (ii) quality of product manufactured and ease of customer usability and maintenance,
(iii) delivery time, (iv) customer training and support, and (v) price. To date, the international and United States non-federal markets have accounted for a substantial portion of the Company's revenues. It is the Company's belief that significant barriers to entry into the markets for its existing products are presented by the difficulty and expense of developing the products and obtaining FAA and international approvals.

Airport Systems principal navaid competitor in the United States non-federal market is Airsys ATM (previously Wilcox Electric Company), which is, to the Company's knowledge, the only other United States manufacturer of ground-based navaids of the type sold by Airport Systems that has products certified for use in projects partially funded by the Airport Improvement Program (AIP). Airsys ATM is a joint venture, approximately 60% owned by Thomson CSF and 40% owned by Siemens A. G., a German defense and electronics company.

Internationally, Airport Systems has competed against several navaids suppliers, including Airsys ATM, the only competitor which has a full line of navigational aid products. In addition, Airport Systems competes against several other smaller companies, none of which carry a full line of products.

Airport Systems has several visual aids competitors both domestically and internationally. Domestically, Airport Systems primary competitors are ADB Alnaco (a division of Siemens A.G.), Crouse Hinds (a division of Cooper Industries), Honeywell and Standard Signs, Inc. (a privately held company). Internationally, the Company competes primarily against Siemens ADB and local indigenous sign manufacturers.

        SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPLE SUPPLIERS

Raw materials used in the manufacture of the Company's products are readily available from a number of sources in the United States.

                   DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company had sales to one customer which, in the aggregate, accounted for 13% of total sales in fiscal 2000, and sales to two customers which accounted for 47% of total sales in fiscal 1999. Because of the nature of the Company's business, it is possible that future revenues could be dependent on one or a few major customers.

                          PATENTS, TRADEMARKS, LICENSES

The Company holds no United States or foreign patents. The Company's only trademark is the "AIRPORT SYSTEMS" name and design which is registered with the United States Patent and Trademark office. However, the Company has a pending trademark application to register the name Elecsys Corporation with the United States Patent and Trademark Office. The Company's material intellectual property consists of drawings, plans, software, specifications and engineering and manufacturing know how which the Company maintains as confidential proprietary information. In November, 1992, the Company paid Fernau Avionics, Ltd. $217,225 for an irrevocable, fully transferable, non-exclusive perpetual royalty-free license to manufacture, sell and maintain products using DME technology owned by FAL, replacing an earlier license agreement. In addition, the Company has been granted a full manufacturing license to the current design with the ability to make future enhancements to the product that resulted from joint work with Interstate Electronics Corporation (Interstate) for the development and sale of DGPS equipment. The Company also has a license to manufacture certain airfield lighting products from Idman Oy as discussed under Aerospace.

In conjunction with the purchase of DCI, the Company obtained an non-exclusive license and know-how for research and development of Fast Response Multistable Liquid Crystal Display Technology (FMLCD) from Advance Display Systems, Inc. The license commenced January 1, 1999 and continues through the duration of any valid patents covering the licensed products. The agreement calls for a minimum base royalty of $10,000 per annum and certain royalties once defined revenue levels are achieved. The Company has received a contract from a major aerospace contractor to develop and provide custom LCD's based on this technology.

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

In addition, certain local or state airport projects for which the Company contracts are partially funded by the AIP, a United States government trust-fund program funded by airport user fees. When ILS or DME equipment is procured under a program funded by the AIP, the buyer of the equipment typically transfers ownership, maintenance and operation of the equipment to the FAA after installation is complete. There is an additional FAA approval process required for AIP funded contracts which requires demonstration that the FAA can successfully maintain and operate the equipment. The Company's 2100 and 1100 model ILS and DME products are approved by the FAA for AIP funded contracts. To the Company's knowledge, Airsys ATM is the only other company in the United States with approval to supply ILS and DME equipment for AIP funded contracts.

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

                            RESEARCH AND DEVELOPMENT

Substantially all research and development occurs in the aerospace unit. During fiscal 2000, approximately 46% of Airport Systems' engineering staff time was spent on research and development activities, none of which was borne by the customer. In fiscal 1999, the amount of engineering time spent on research and development was 52%, none of which was borne by the customer.

                            TOTAL NUMBER OF EMPLOYEES

At April 30, 2000, the Company had 171 full time employees. Of these, 110 are engaged in manufacturing, 11 in sales and marketing, 16 in engineering, 10 in quality assurance and 24 in administration. The Company's employees are not represented by a labor organization.

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

Emerging Technology - The Company's aerospace products are based upon proven ground-based radio technology which has been the standard for navaids worldwide and is the technology used in the vast majority of navaids currently in service. However, currently there are potentially competitive technologies being procured or actively considered by the FAA, ICAO and civil aviation authorities around the world, the most significant of which is Global Positioning Satellite Navigation Systems (GPS). Based on future FAA, ICAO and other civil aviation authorities' actions with regard to satellite technologies, the long-term ability of the Company to compete successfully will depend in large measure on its ability to acquire or develop products which are compatible with technological changes and advances in the navaids industry. While the emergence of GPS navigation technologies may impact the Company's business, plans currently in development at the FAA call for a substantial infrastructure of the Company's current products to remain in place for the foreseeable future as an augmentation and risk reducing backup to GPS. When standards for GPS based landing systems are firmly defined and a market develops, the Company may elect to invest in the modification of the GPS landing system developed in conjunction with Interstate, or to develop a new design. Standards and market development is not expected to be finalized for at least three years.

Competition - Airport Systems is in direct competition with one other supplier of navaids in the United Sates. This competitor, Airsys ATM (formerly Wilcox Electric, Inc.), is a joint venture between Thomson-CSF, a French defense and electronics company partially owned by the French government, and Siemens A.G., a German defense and electronics company. Both Thomson-CSF and Siemens A.G. have substantially greater resources than the Company, and Airsys ATM has been, for many years, the principal supplier of ILS equipment to the FAA. Additionally, in the international market, there are several foreign competitors for one or more of the products produced by the Company. DCI competes against a variety of companies for each of the services it provides. Some of these competitors, some of which are international, have greater corporate resources than DCI, as well as geographic breath and a broader range of services. See "Business of the Company - Competition."

Dependence on FAA Approvals - The Company's aerospace products used in the United States' national airspace system have been approved by the FAA. These approvals are required in order for the Company to sell its navaids to public use airports in the United States. Furthermore, although not specifically required, FAA approval of the Company's navaids is a very strong selling point in international sales. While the Company has no reason to expect withdrawal of FAA approvals of the Company's navaids, withdrawal of any such approvals would have an adverse impact on the ability of the Company to sell its products both domestically and internationally. See "Business of The Company - Government Approvals."

Product Liability - The Company currently carries a $50 million product liability insurance policy, however, it is possible that judgment(s) in an amount greater than the policy limits could be awarded in the event the Company's aerospace equipment was found to have been a contributing cause to an aircraft crash. Any judgment in excess of the Company's product liability insurance limits could have a material adverse effect on the Company.

The United States Dollar Exchange Rates - The Company competes internationally with competitors from Europe and Japan and is thus subject to the effects of changes in United States dollar exchange rates. Prior to 2000, this had not had an adverse effect on the Company's international competitiveness. Should the United States dollar gain strength against the currencies of its principal competitors, it could impede the marketing of the Company's products by making them relatively more expensive in international markets compared to competitors' products. The Company's contracts are denominated in United States dollars.

Dependence on Key Personnel - The future success of the Company is highly dependent upon several executive officers. The Company has signed employment agreements with four executives and has purchased key executive life insurance on five executive officers. There can be no assurance the loss of any one of these individuals would not have a material adverse effect on the Company's operations or profits. See "Executive Officers of the Company."

Possible Volatility of Stock Price - Company's Trading Volume Historically Limited - The trading price of the Common Stock could be subject to significant fluctuations in response to announcements of developments related to the Company's business, the Company's financial results, general conditions in the industry, the United States dollar exchange rates and the general economy. Historically, the trading volume of the Company's Common Stock on the American Stock Exchange has been limited.

Dependence on Fixed-Price Contracts - Airport Systems sales are typically made pursuant to fixed price contracts and cost overruns, if any, are assumed by Airport Systems. Revenues from fixed-price contracts are recognized using percentage-of-completion units of delivery method. Revisions in revenue and profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable. Therefore, adjustments for profits or losses may have a material effect on results for the quarter in question. The risks inherent in fixed-price contracts include the forecasting of costs and schedules, while the recognition of contract revenues relates to delivery of equipment and completion of contract services.

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

Additional Financing Requirements - The Company has available to it a total of $8 million under its current bank facility, subject to collateral availability. At April 30, 2000 the Company had cash advances on its bank facility of $4.3 million, as well as $2.1 of standby letters of credit. At April 30, 2000, the Company had $7.8 million of collateral availability, with $2.6 million available under the bank facility. The financing requirements of all of the various opportunities it is currently considering could exceed this. This includes working capital to meet current and future contract obligations, line of credit capacity in order to issue additional standby letters of credit, as well as funding for product expansion either through acquisition or internal development. The extent of such total capital requirements cannot be quantified at this time since many of these opportunities are at an early stage of consideration. In order to fully fund all such projects, the Company may need to issue debt or equity securities or engage in other financing activities. There can be no assurance such financing will be available on favorable terms or on a timely basis, if at all.

Item 2.   DESCRIPTION OF PROPERTY

Real Estate. The Company conducts its ECM operations from a 33,000 square feet facility at 15301 West 109th Street, Lenexa, Kansas. The Company has a leasehold interest in this property subject to City of Lenexa, Kansas Variable Rate Demand Industrial Development Revenue Bonds (DCI Project) Series 1998. The amount outstanding on the bond at April 30, 2000 was $2,570,000 and is due in annual payments of $100,000 to $200,000 through 2018. Approximately 20,000 square feet is used for manufacturing while the remaining 13,000 square feet is used for engineering, administration and marketing. The building is located on 4 acres of ground. The aerospace unit conducts operations from a facility at 11300 West 89th Street in Overland Park, Kansas, which consists of approximately 50,000 square feet. Approximately 26,000 square feet is used for manufacturing, approximately 17,000 is used for engineering and training, while the remaining 7,000 square feet is used for administration and marketing. The building and the seven acres on which it is located are owned by the Company, subject to a mortgage due June, 2011. The principal balance of the mortgage at April 30, 2000, was $1,164,000 with a final payment of approximately $788,200 due at maturity assuming no prepayments. The Company believes its existing facilities provides adequate capacity for growth for the foreseeable future. No specific plans have been formed at the present time for expanding the facility, however, the Company believes it has a range of suitable alternatives for future expansion.

Manufacturing and Engineering Equipment. The Company's ECM manufacturing capability includes equipment for high speed, as well as low to moderate volume, insertion of surface mount components, automated through-hole axial lead equipment, controlled solder paste applications and advanced clean-room capabilities. The Company's aerospace manufacturing equipment, including automatic lead forming/cutting and wave solder capability, is suitable for its low volume electronics production. Through-hole components are manually placed with the assistance of semi-automatic component insertion equipment. Surface mount components are manually placed and attached. The test department is equipped with general purpose and automatic test equipment such as network analyzers, spectrum analyzers and vector voltmeters. Hot mock-up test beds are used to ensure subassembly functionality, with all navaid assemblies tested environmentally in a temperature chamber. The Company's engineering department is equipped with state of the art design and test equipment, including advanced computer-aided design systems, radio frequency signal modeling software and necessary test and design equipment.

Item 3.   LEGAL PROCEEDINGS

The Company is a party to several lawsuits, all of which the Company believes not to be material.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 2000.

Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading - The Company's common stock trades on the American Stock Exchange under the symbol ASY. Prior to June 3, 1999, the Company traded on the Nasdaq National Market under the symbol ASII.

Common Stock Price Range and Dividend Information - The prices in the table below represent the high and low sales prices for Airport Systems common stock as reported by the American Stock Exchange. No cash dividends have been declared. As of April 30, 2000, the Company had approximately 2,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

                         High         Low
                       --------    ---------
2000
First Quarter          $2 1/8      $ 1 11/16
Second Quarter          3 15/16      2  1/16
Third Quarter           2 15/16      2  1/16
Fourth Quarter          2 13/16      2   1/8
For the Year            3 15/16      1 11/16


                         High         Low
                       --------    ---------
1999
First Quarter          $  5 3/4    $ 4   3/4
Second Quarter            4 7/8      2   7/8
Third Quarter             3 1/8      1 13/16
Fourth Quarter            2 5/8      1   3/4
For the Year              5 3/4      1   3/4

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

Airport Systems International, Inc. (the "Company" or "Airport Systems"), together with its subsidiaries, is a designer and manufacturer of electronic components, sub-assemblies and systems and a marketer of electronic contract assembly services. Airport Systems, as the parent company, along with its wholly-owned subsidiary, DCI, Inc. (DCI) operates two business segments, aerospace and electronic components manufacturing (ECM). The aerospace unit is operated through Airport Systems while the ECM unit is operated through DCI. The aerospace unit designs, manufactures and installs ground-based radio navigation and landing systems (navaids) and airfield lighting. Its customers consist of civil aviation authorities in the United States and throughout the world. The ECM unit manufactures custom liquid crystal display (LCD) devices as well as panel meter and heat-seal equipment. In addition, the unit also provides contract manufacturing services. Its products are used in aerospace, medical, industrial and home applications. Sales are made primarily to customers within the United States.

In February, 2000, the Company acquired all of the issued and outstanding stock of DCI in exchange for $1,234,000 in cash, 150,000 shares of its common stock (valued at $239,000) and a four year promissory note in the amount of $1,248,000. In connection with this acquisition, DCI immediately acquired certain assets and assumed certain liabilities of KHC of Lenexa, L.L.C. (KHC) which was owned by the shareholders of DCI. DCI paid $1,290,000 in cash as consideration for the net assets acquired from KHC.

Since the acquisition, the Company has sold a 16,000 square foot building acquired in the acquisition. This building, located in Olathe, Kansas had housed all of the ECM's operations until January 1999, when all operations, except LCD manufacturing, were moved to the Lenexa, Kansas facility (purchased in September
1998). Renovations at the Lenexa facility were completed in April 2000. This included the completion of a 2,000 square foot advanced clean-room. The addition of this clean room and high-end glass scribe and photo imaging process equipment allows DCI to produce LCD's with tighter tolerances allowing higher yields and better quality, thereby allowing DCI to effectively compete for more advanced and profitable LCD business.

With the completion of the renovation, the LCD manufacturing operation was moved into the Lenexa facility in April 2000. DCI also began manufacturing all boards and module assemblies for Airport Systems in February 2000. As a result, approximately 20 employees from Airport Systems were transferred to DCI. This move was done to consolidate core manufacturing competencies of the two units and to take advantage of DCI's surface mount and other electronics manufacturing capabilities. The Company expects to see lower per unit costs as its navaid assemblies are integrated into DCI's manufacturing process.

DCI is also converting its computer system to the enterprise resource planning system (ERP) installed by the Company in 1999. As a result, both of the Company's operating units will be on the same system and DCI will have access to a fully integrated manufacturing, planning and financial management system. This conversion is expected to be completed in the second quarter of 2001. DCI also began working to achieve its ISO 9001 certification, which is expected to be completed in fiscal 2001.

The following summarized financial information is being presented to assist the reader in understanding the impact DCI had on operations in fiscal 2000:

                                                 2000                                 1999
                           --------------------------------------------------       --------
                           AEROSPACE       ECM      INTERSEGMENT        TOTAL         TOTAL
                           ---------       ---      ------------        -----       --------
Sales                       $ 13,483    $ 1,792       $ (147)         $ 15,128      $ 15,944
GROSS MARGIN                   3,516        836          (17)            4,335         3,321
% of Sales                        26%        47%                            29%           21%
Operating Income (loss)       (1,163)       228          (17)             (952)       (4,261)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of the aerospace unit, the Company determined that revenue related to these transactions, which was recorded in the preceding quarters of fiscal 2000, should be reversed. In view of the cumulative effect of the unrecorded adjustment on the fiscal year 2000 results, as well as future periods, the Company restated its quarterly consolidated financial statements. The restatements were required to reverse sales that the Company recorded as bill and hold sales when the manufacturing process was substantially complete, but before the rights of ownership of the equipment, factory acceptance tests and the physical delivery of the underlying equipment had occurred. The restated financial statements reflect sales when final delivery of the underlying equipment occurred. As these adjustments relate to the timing of revenue recognition, all reversals are recognized in later periods. The aggregate effect of the adjustment on fiscal 2000 was to reduce revenue and gross margin by $1.5 million and $579,000 respectively. In the first quarter, a number of the units were delivered to customers (with related revenues of $1.1 million and gross margins of $423,000) in the first quarter of fiscal 2001, with the balance expected to be delivered in fiscal 2001. The financial statements and related notes set forth in this Annual Report reflect all such restatements.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, certain statement of operations data (Dollars in Thousands):

                                                             Year Ended                 Year Ended

                                                            April 30,2000              April 30, 1999
                                                        --------------------        --------------------
Sales                                                   $ 15,128       100.0%       $ 15,944       100.0%
Cost of products sold                                     10,793        71.3%         12,623        79.2%
                                                        --------       -----        --------       -----
Gross margin                                               4,335        28.7%          3,321        20.8%
Selling, general and administrative expenses               4,456        29.5%          4,383        27.5%
Research and development expenses                            831         5.5%          1,950        11.1%
Asset impairment                                              --          --          (1,299)       (8.1)%
                                                        --------       -----        --------       -----
Operating loss                                              (952)       (6.3)%        (4,261)      (26.7)%
INTEREST EXPENSE                                             377         2.5%            119          .6%
Other income, net                                              9          .1%             48          .1%
                                                        --------       -----        --------       -----
Income before income taxes                                (1,320)       (8.7)%        (4,332)      (27.2)%
Income tax benefit                                            --          --            (779)       (4.9)%
                                                        --------       -----        --------       -----
Net Loss                                                $ (1,320)       (8.7)%      $ (3,553)      (22.3)%
                                                        ========       =====        ========       =====

Consolidated sales in 2000 were $15.1 million, or 5% lower than sales in 1999. DCI sales after intercompany elimination totaled $1.8 million and included sales from February 7, 2000 (the date DCI, Inc. was acquired) to April 30, 2000. Airport Systems sales were $13.4 million, or 15.4% lower than in 1999 due to a decrease in the number of units shipped resulting from continued soft demand in the navaids market, as well as delays in the shipment of equipment in the fourth quarter. Though the equipment was complete and ready for shipment, the customer could not schedule factory acceptance testing until the first quarter of fiscal 2001. Of the $13.4 million, approximately $2.0 million, or 15%, represented deliveries to one customer.

Consolidated gross margin was $4.3 million, or 29% of sales, up approximately 31% from $3.3 million, or 21% of sales in 1999. Consolidated gross margin increased as a result of the acquisition of DCI, Inc., the shipment of higher gross margin contracts and reduced production and installation costs. DCI generated gross margins of $819,000, or 50% of ECM sales. The higher gross margin contracts shipped by the aerospace unit consisted of several large spares orders as well as contracts which were the result of either a sole source competition, or were the result of Airport Systems offering greater flexibility regarding manufacturing and installation schedules, as well as vendor financing, thus resulting in sole source procurements and higher gross margins. Despite these contracts, Airport Systems continued to experience a soft navaid market, which continued to lead to lower prices as a result of increased competition over fewer procurement opportunities.

Selling, general and administrative ("SG&A") expenses increased $73,000, or 2% in 2000, SG&A expenses related to DCI totaled $608,000. Airport Systems' SG&A expenses of $3.8 million are down $535,000 or 15% from fiscal 1999, reflecting cost reductions initiated by the Company in the areas of administration and marketing personnel, travel and other related costs. As a percent of sales, SG&A expenses increased from 27.5% to 29.5% primarily as a result of lower Airport Systems sales.

Research and development expenses decreased $1.1 million or 56% in 2000 to $831,000 reflecting decreased labor and expenses related to development work on the new Category II/III Instrument Landing System. Expenditures made during fiscal 2000 were primarily to obtain FAA approval of the new system (and certain variants of the new system), approval for FAA maintenance takeover, and to reduce production costs. Approval of the new system was obtained in fiscal 2000. With the completion of the ILS, the Company expects additional reductions in research and development in fiscal year 2001, with activities limited to product enhancements as well as obtaining Category III certification of the new ILS from the FAA.

Interest expenses increased from $119,000 to $377,000 due to higher average borrowings to finance increased working capital, the DCI acquisition and higher average interest rates.

No income tax provision or benefit was recorded for fiscal 2000 (compared to an effective tax benefit rate in 1999 of approximately 18%) due primarily to net operating losses for the year as well as the establishment of valuation reserves against deferred tax assets related to those net operating loss carry forwards. The tax benefits will be recognized in the future when used to offset future taxable income.

As a result of the above, the net loss for 2000 was $1,320,000 or 9% of sales, compared to a net loss of $3,553,000, or 22.0% of sales, in 1999.

Backlog

The following table sets forth the domestic and international backlog of Airport Systems as of the dates indicated (In thousands):

                             April 30, 2000           April 30, 1999
                          -------------------       ------------------
Domestic                  $    351        6.4%      $  1,123      22.9%

International                5,115       93.6%         3,779      77.1%
                          --------      -----       --------     -----

TOTAL                     $  5,466      100.0%      $  4,902     100.0%

Airport Systems' backlog increased $564,000 or 11% to $5.5 million at April 30, 2000, compared to $4.9 million at April 30, 1999. Approximately 65% of the backlog at April 30, 2000 consists of two contracts. Twenty-two percent of the backlog represents a contract with a major U.S. air traffic control contractor for the delivery of multiple ILS systems into South America while 43% of the backlog represents a contract with the Airport Authority of Jamaica for navaid and communication equipment, as well as civil works, training, flight check and installation services. The entire Airport

Systems backlog at April 30, 2000 is expected to be completed and shipped in fiscal 2001.

Airport Systems' backlog increased over the prior year's backlog of $4.9 million due primarily to increased bookings. Bookings totaled $14.0 million, up 28% from 1999 bookings of $10.5 million. Though bookings were up for the year, several significant orders were not received in time to be shipped in fiscal 2000, thus contributing to the lower sales discussed earlier. The increase in bookings is due to several factors.

First, Airport Systems continues to see improving worldwide demand for navaid products. This increase in demand is being driven by several factors, specifically the delay in the implementation of a viable and reliable GPS-based navigation system. Civil aviation authorities are beginning to once again recognize navaids as a safe, low-cost and reliable air navigation system. Accordingly, they are beginning to plan for and execute the procurement of navaids to replace aged navigation systems, as well as to enhance and upgrade their air traffic control capacity.

Second, the completion of the new Category II/III ILS and the addition of the airfield lighting line has allowed Airport Systems to participate in and win more procurement opportunities in both its traditional market, and new markets during fiscal 2000.

Third, Airport Systems booked over $1.6 million in spares orders, reflecting the maturity of systems installed in previous years. Spares orders have typically averaged less than $1 million per year, but have been increasing, reflecting the growing installed base of navaid products. Airport Systems is optimistic that these sales will continue to grow.

Finally, Airport Systems booked orders from not only existing customers (reflecting their satisfaction with our products), but also new customers in South America and the Caribbean, reflecting growing acceptance of the Company's products.

Although the Company is optimistic about the prospects for both its aerospace and ECM units, any delays and or cancellation of procurement opportunities, particularly in its aerospace unit, will negatively impact the Company's revenue in fiscal 2001, and could result in operating losses or breakeven operating results. The amount of net income, net losses or the ability to achieve breakeven operating results is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs.

Quarterly Results

The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the year ended April 30, 2000. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere in this Annual Report and, in the opinion of the Company, reflects all adjustments necessary for a fair presentation thereof. The unaudited quarterly financial data for each of the first three quarters of fiscal 2000 has been restated to reflect the revenue recognition adjustments as previously discussed (In thousands):

                                 July 31      October 31   January 31     April 30
                                ---------     ----------   ----------     --------
                                Unaudited      Restated     Restated      Restated
Sales                           $ 2,770        $ 4,566      $ 4,366       $ 3,426

Gross margin                        710          1,309        1,317           999

Operating income (loss)            (549)           118          150          (671)

Net income (loss)                  (593)            76           88          (891)

Gross margin %                     25.6%          28.7%        30.2%         29.2%

The effect of the restatement, all of which is reflected above, was to reduce sales and net income in the quarter ended July 31, 1999 by $1,480,000 and $677,000, respectively. For the quarter ended October 31, 1999, sales were reduced by $58,000 and net income was increased by $26,000. For the quarter ended January 31, 2000, sales and net income were increased by $74,000 and $2,000, respectively. The aggregate effect of these adjustments for the year ended April 30, 2000 was to reduce sales by $1.5 million and net income by $579,000.

The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue. Fluctuations in quarterly sales are caused by a number of factors, including the timing of contract awards, delivery schedules, construction or funding delays, customers' budget cycles, changes in procurement patterns and shifting political and economic factors of the Company's customers. Profitability on contracts also will vary depending upon the product mix, the geographical location of the customer, the market served and the pricing strategies of competitors.

Inflation

The effect of inflation on the Company has not been significant over the past several years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, as well as material and labor rates to increase faster than prices could be increased on new contracts.

Liquidity and Capital Resources

Net cash of $582,000 was used by operations in 2000 compared to net cash used in operations of $3.4 million in 1999. The improvement was principally the result of a lower net loss for the year and decreases in accounts receivable and income tax refund receivables; increases in accounts payable and customer deposits, partially offset by increases in inventory. The decrease in accounts receivable reflects lower sales levels in the aerospace unit, as well as the completion of several long-term projects and the collection of related milestone payments. Inventory was up due primarily to units completed and held for customers at the aerospace unit's facility at April 30, 2000. The units were either awaiting the witnessing of factory acceptance tests by the customer or the customer's delivery instructions. For this reason, revenue could not be recognized (and inventory reduced) because the units had not yet, under terms of the underlying contract, been accepted for delivery. This inventory totaled $1.3 million. Of this, 1.1 million was delivered to customers in the first quarter of fiscal 2001, with the balance expected by the end of fiscal 2000. Accrued expenses were up principally due to an increase in customer deposits, reflecting the increase in backlog bookings.

Cash used in investing activities increased to $2.8 million for 2000 compared to $282,000 in 1999 reflecting the purchase of DCI, Inc. as well as increased property and equipment expenditures reflecting building improvements and test equipment related to the new ILS product line. The company also sold a building purchased as part of the DCI, Inc. acquisition. The building was sold for $582,000 (the value it was recorded at at the time of the acquisition). Pursuant to the sale, loans totaling $324,000 were paid off.

Cash provided by financing activities was $3.3 million in 2000 compared to $1.3 million used in financing activities in 1999. The increase is due primarily to increased borrowings on the Company's bank line of credit (to fund the acquisition of DCI, Inc. and working capital needs), and proceeds from the issuance of common stock and subordinated debt through a private placement.

The Company expects that it will meet ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents, and available borrowings under the existing line of credit facility.


New Accounting Pronouncements and Other

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. This Statement is effective for the Company's fiscal 2002 financial statements and is not expected to have a material effect on the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective for the fourth quarter of our fiscal year beginning May 1, 2000. Management of the Company does not expect that the effect of SAB 101 will be material to the Company's financial position or results of operations.

The Company invested approximately $165,000 during fiscal 1999 in order to ensure that the many aspects of its business that are computer-dependent would not be inconvenienced or disabled by computers that could not recognize the difference between the years 1900 and 2000. To date, the Company has experienced no problems relating to Y2K computer date sensitive issues.

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

                                    Part III


Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's Directors required by Item 9 will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The information relating to the Company's Executive Officers, as required by
Item 9, is set forth in the following table and description of backgrounds:

     NAME                     AGE         POSITION
     ----                     ---         --------
Keith S. Cowan                46          President, Chief Executive Officer and Director

Thomas C. Cargin              45          Vice President-Finance and Administration, Secretary and Director

Anthony G. Bommarito          48          Vice President-Engineering & Manufacturing

John R. Wharton               58          Vice President-Sales

Gregory C. Brand              50          Vice President-Field Operations and Training

Wayne S. Howard               60          Vice President-Indonesia Programs

Ronald E. Peck                39          Vice President-Quality

Karl B. Gemperli              36          President-DCI, Inc.


Each of the executive officers is a full-time employee of the Company. Set forth below are descriptions of the backgrounds of the executive officers of the Company.

Keith S. Cowan has served as President and a Director of the Company since September, 1991, and as Chief Executive Officer of the Company since August, 1993. Prior to joining the Company, Mr. Cowan was an employee of the Teledyne Controls Division of Teledyne, Inc. for more than five years, last serving as Vice President, Airport and Instrumentation Products. Mr. Cowan has over 26 years of system engineering, project management and corporate experience in the development, manufacturing and sale of electronic systems. He is also a licensed pilot holding a commercial and instrument rating.

Thomas C. Cargin has served as Vice President-Finance and Administration of the Company since December, 1991, as its Secretary since March, 1993, and as a Director of the Company since October,

1993. Prior to joining the Company, Mr. Cargin was a partner in the accounting firm of Ifft & Barber since 1989 and prior to that was an employee of DYMON, Inc., a specialty chemical manufacturer located in Kansas City, Kansas, since 1983, last serving as Vice President of Finance and Chief Financial Officer. Mr. Cargin is a Certified Public Accountant with over 23 years of public accounting and private industry accounting experience. He is also a licensed pilot holding an instrument rating.

Anthony G. Bommarito has served as Vice President-Engineering of the Company since June, 1998. Prior to joining the Company, Mr. Bommarito was an employee of Airsys ATM, Inc. (formerly Wilcox Electric), for more than 18 years, last serving as Director of Engineering and Product Development. Mr. Bommarito has over 27 years in engineering experience.

John R. Wharton has served as Vice President-Sales of the Company since May, 1991. Prior to joining the Company, Mr. Wharton was employed by Aviation Systems, Inc., since 1988, last serving as Vice President of Marketing, and prior thereto by Wilcox Electric for over 20 years. Mr. Wharton has over 36 years experience in marketing airport navigation aids both in the United States and internationally.

Gregory C. Brand has served as Vice President-Field Operations and Training since May, 1997. Prior to that, he was Manager of Field Services since September, 1996. Prior to joining the Company, Mr. Brand was an employee of Wilcox Electric. Mr. Brand has over 23 years experience in field installation and program management. He is also a licensed pilot holding an instrument rating.

Wayne S. Howard has served as Vice President-Indonesia Programs since January, 1997. Prior to that he was Vice President of Manufacturing Operations of the Company since March, 1994. Prior to joining the Company, Mr. Howard was an employee of New Bedford Panoramics Corporation for more than five years, last serving as Manufacturing Manager. Mr. Howard has over 32 years of electronic components manufacturing and program management experience.

Ronald E. Peck has served as Vice President of Quality since February 2000. Prior to that he served as Vice President of Manufacturing since May, 1999 and prior to that Vice President of Quality since May, 1998 and Director of Quality since April 1997. Prior to joining the Company, Mr. Peck was an employee of Raytheon Company, last serving as a Principal Quality Assurance Engineer. Mr. Peck has over 17 years of quality assurance experience.

Karl B. Gemperli has served as President of DCI, Inc. since February 2000. Prior to joining the Company, Mr. Gemperli was an employee of Catalyst, Inc., last serving as Regional Manager from March 1999 to December 1999. From March 1996 to March 1999, Mr. Gemperli was an employee of the Company, last serving as Vice President of Manufacturing. Prior to joining the Company, Mr. Gemperli was an employee of BF Goodrich Aerospace, Test Systems Division for more than five years, last serving as Director of Manufacturing. Mr. Gemperli has over 15 years of electronic manufacturing experience.


Item 10.  EXECUTIVE COMPENSATION

The information required by Item 10 will be set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 11 will be set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders and such information is incorporated herein by reference.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions of the type required to be disclosed by Item 12.


                                    Part IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Financial Statements

Report of Independent Auditors .................................................    F1

Consolidated Balance Sheets as of April 30, 2000 and 1999 ......................    F2

Consolidated Statements of Operations for each of the two
     years in the period ended April 30, 2000 ..................................    F4

Consolidated Statements of Stockholders' Equity for each
     of the two years in the period ended April 30, 2000 .......................    F5

Consolidated Statements of Cash Flows for each of the two
     years in the period ended April 30, 2000 ..................................    F6

Notes to Consolidated Financial Statements for the two
     years ended April 30, 2000 ................................................    F8

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

         (b) Restated 1991 Stock Option Plan attached as Exhibit 10.5 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (c) Stock Option Agreement dated September 3, 1991, by and between the Company and Keith S. Cowan, as amended, attached as Exhibit 10.6 of the Company's Registration Statement, Form
                  SB-2, filed November 29, 1993 with the Securities and
                  Exchange Commission, is incorporated herein by reference.

NUMBER   DESCRIPTION
------   -----------

         (d) Stock Option Agreement dated January 15, 1992, by and between the company and Thomas C. Cargin, attached as Exhibit 10.7 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.


         (e) Stock Option Agreement dated January 15, 1992, by and between the Company and John C. Roos, attached as Exhibit 10.8 of the Company's Registration Statement, Form SB-2, filed November
                  29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.


         (f) Stock Option Agreement dated January 15, 1992, by and between the Company and John R. Wharton, attached as Exhibit 10.9 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.


         (g) Stock Option Agreement dated June 25, 1993, by and between the Company and Keith S. Cowan, attached as Exhibit 10.11 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.


         (h) Stock Option Agreement dated June 25, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.12 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (i) Stock Option Agreement dated June 25, 1993, by and between the Company and John C. Roos, attached as Exhibit 10.13 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (j) Stock Option Agreement dated June 25, 1993, by and between the Company and John R. Wharton, attached as Exhibit 10.14 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

NUMBER   DESCRIPTION
------   -----------
         (k)      Stock Option Agreement dated October 1, 1993, by and between the Company and Keith S. Cowan, attached as Exhibit 10.15 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (l) Stock Option Agreement dated October 1, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.16 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (m) Stock Option Agreement dated October 1, 1993, by and between the Company and John C. Roos, attached as Exhibit 10.17 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (n) Stock Option Agreement dated October 1, 1993, by and between the Company and John R. Wharton, attached as Exhibit 10.18 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (o) Stock Option Agreement dated October 1, 1993, by and between the Company and Barry L. Harris, attached as Exhibit 10.19 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (p) Stock Option Agreement dated April 15, 1994, by and between the Company and Wayne Howard, attached as Exhibit 10 of the Company's Form 10-KSB, filed July 28, 1994 with the
                  Securities and Exchange Commission, is incorporated herein by reference.

         (q) Stock Option agreement dated January 23, 1995, by and between the Company and Michael M. Warner, attached as exhibit 10.1 of the Company's Form 10-QSB, filed March 17, 1995 with the
                  Securities and Exchange Commission, is incorporated herein by reference.

         (r)      Employment Agreement dated June 22, 1993, by and between the
                  Company and Keith S. Cowan, attached as Exhibit 10.1 of the
                  Company's Registration Statement, Form SB-2, filed November
                  29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

NUMBER   DESCRIPTION
------   -----------
         (s)      Employment Agreement dated October 11, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.2 of the Company's Registration Statement, Form SB-2, filed
                  November 29, 1993 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (t) Covenant Not To Compete Agreement dated March 20, 1997, By and between the Company and Michael M. Warner, attached as
                  Exhibit 10.(u) of the Company's Form 10-KSB, filed July 31,
                  1997 with the Securities and Exchange Commission, is incorporated herein by reference.

         (u) Stock Option Agreement dated February 13, 1997, by and between the Company and Karl B. Gemperli, attached as Exhibit
                  10.(v), of the Company's Form 10-KSB, filed July 31, 1997 with the Securities and Exchange Commission, is incorporated herein by reference.

         (v) Sales contract by and between the Company and the Government of Indonesia attached as Exhibit 5 of the Company's Form 8-K, filed November 15, 1996 with the Securities and Exchange
                  Commission, is incorporated herein by reference.

         (w)      Employment Agreement dated June 12, 1998, by and between the
                  Company and Anthony G. Bommarito, attached as Exhibit 10.1 of the Company's Form 10-QSB filed September 14, 1998, is incorporated herein by reference.

         (x) Distribution Agreement between Idman OY and the Company, attached as Exhibit 10.2 of the Company's Form 10-QSB filed
                  September 14, 1998, is incorporated herein by reference.

         (y) Stock Option Agreement dated September 15, 1998, by and between the Company and Michael J. Meyer, attached as Exhibit
                  10.1 of the Company Form 10-QSB, filed December 15, 1998, with the Securities and Exchange Commission is incorporated herein by reference.

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

         (bb) Amendment of the Company's Restated 1991 Stock Option Plan, increasing the number of shares of Common Stock subject to option thereunder from 375,000 shares to 475,000 approved by the shareholders at the annual stockholders meeting held
                  September 15, 1998, attached as Exhibit 10(cc) of the
                  Company's Form 10-KSB filed July 29, 1999 with the Securities and Exchange Commission, is incorporated herein by reference.

NUMBER   DESCRIPTION
------   -----------
         (cc)     Employment agreement dated December 6, 1999, by and between the Company and Karl Gemperli.

         (dd) Stock option agreement dated December 6, 1999, by and between the Company and Karl Gemperli.


 11.     STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

 13.     ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED APRIL 30, 2000
         (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Form 10-KSB shall be deemed filed with the Commission)

 21.     SUBSIDIARIES OF THE COMPANY

 27.     FINANCIAL DATA SCHEDULE (for SEC use only)


(c)      REPORTS ON FORM 8-K:       The following were reports filed in Form
                                    8-K or 8-K/A during the last quarter of the fiscal year:

         Date of Filing             Item 2
         --------------             ------
         February 15, 2000          Form 8K, reporting on the description of, and documents related to, the acquisition of the stock of DCI, Inc. and certain assets of KHC of Lenexa, L.L.C.

         April 17, 2000             Amendment of Form 8-K filed on February 15, 2000 with the Securities and Exchange Commission reporting the filed audited financial and proforma financial information.

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

Date:  July 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/ Keith S. Cowan                                  Date:  July 28, 2000
---------------------------------------
Keith S. Cowan
President, and Director
(Chief Executive Officer)



/s/ Thomas C. Cargin                                Date:  July 28, 2000
---------------------------------------
Thomas C. Cargin
Director
(Vice President-Finance and
Administration, Principal Financial
Officer, and Secretary)



/s/ Michael J. Meyer                                Date:  July 28, 2000
---------------------------------------
Michael J. Meyer
Director



/s/ Robert D. Taylor                                Date:  July 28, 2000
---------------------------------------
Robert D. Taylor
Director

                                 EXHIBIT INDEX

Number   Description
------   -----------
 10(cc)  Employment agreement dated December 6, 1999, by and between the Company and Karl Gemperli.

 10(dd) Stock option agreement dated December 6, 1999, by and between the Company and Karl Gemperli.

 11.     STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

 13.     ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED APRIL 30, 2000
         (only those portions of such Annual Report to Shareholders which are specifically incorporated by reference into this Form 10-KSB shall be deemed filed with the Commission)

 21.     SUBSIDIARIES OF THE COMPANY

 27.     FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)