Form 10QSB
period 2000-07-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 2000-09-14
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000
                               -------------


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------


Commission file number 0-22760
                       -------


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

Common stock, $0.01 par value - 2,578,913 shares outstanding as of September 1, 2000

              AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 2000
                                      INDEX

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

Airport Systems International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
  (Unaudited)
  (In thousands)

                                                            July 31,    April 30,
                                                              2000        2000
                                                            --------    --------
Assets
Current assets:
  Cash & cash equivalents                                   $     68    $     --
  Accounts receivable, net                                     5,766       5,812
  Inventories, net                                             7,419       7,988
  Other current assets                                           275         230
                                                            --------    --------
Total current assets                                          13,528      14,030

Property and equipment, at cost                                6,521       6,403
Accumulated depreciation and amortization                     (2,193)     (2,049)
                                                            --------    --------
                                                               4,328       4,354

Restricted cash                                                1,246       1,288
Cost in excess of net assets acquired, net                     1,833       1,868
Other assets                                                     194         268
                                                            --------    --------
Total assets                                                $ 21,129    $ 21,808
                                                            ========    ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                          $  1,332    $  1,968
  Accrued expenses                                             2,688       2,939
  Notes payable to bank                                        4,494       4,340
  Current portion of long-term debt                              679         679
  Income taxes payable                                           155         154
  Other current liabilities                                        0           0
                                                            --------    --------
Total current liabilities                                      9,348      10,080

Long-term debt, less current portion                           5,286       5,371
Deferred income taxes                                              0           0

Stockholders' equity:
  Common stock                                                    26          26
  Additional paid-in capital                                   8,003       8,003
  Accumulated deficit                                         (1,534)     (1,672)
                                                            --------    --------
Total stockholders' equity                                     6,495       6,357
                                                            --------    --------
Total liabilities and stockholders' equity                  $ 21,129    $ 21,808
                                                            ========    ========

NOTE: The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Airport Systems International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
  (Unaudited)

                                               Three Months Ended
                                                     July 31,
                                               ------------------
                                                2000       1999
                                               -------    -------
                                                        (Restated)

Sales                                          $ 6,229    $ 2,770
Cost of products sold                            4,269      2,060
                                               -------    -------
Gross margin                                     1,960        710

Selling, general and administrative expenses     1,586        931
Research and development expenses                   20        328
                                               -------    -------
Operating income (loss)                            354       (549)

Interest expense                                  (216)       (44)
                                               -------    -------
Income (loss) before income taxes                  138       (593)

Provision (benefit) for income taxes                 0          0
                                               =======    =======
Net income (loss)                              $   138    ($  593)
                                               =======    =======
Income (loss) per share:
  Basic                                        $  0.05    ($ 0.26)
                                               =======    =======
  Diluted                                      $  0.05    ($ 0.26)
                                               =======    =======



See notes to condensed consolidated financial statements.

Airport Systems International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
  (Unaudited)
  (In thousands)

                                                          Three Months Ended
                                                              July 31,
                                                          ------------------
                                                          2000        1999
                                                          -----      -------
                                                                    (Restated)

Operating activities:
Net income (loss)                                         $ 138      $  (593)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                           186           84
    Changes in operating assets and liabilities:
      Accounts receivable, net                               46        2,557
      Inventories, net                                      569         (528)
      Accounts payable                                     (636)        (109)
      Accrued expenses and customer deposits               (251)        (197)
      Other, net                                            (44)         574
                                                          -----      -------
Net cash used in operating activities                         8        1,788

Investing activities:
  Purchases of property and equipment                      (117)         (42)
  Change in other assets                                     67            0
                                                          -----      -------
Net cash used in investing activities                       (51)         (42)

Financing activities:
  Net borrowings (repayments) on note payable to bank       154       (1,325)
  Principal payments on long-term debt                      (85)          (5)
  Borrowing on long-term debt and capital lease
    obligations                                               0            0
  Change in restricted cash                                  42            0
                                                          -----      -------
Net cash provided by (used in) financing activities         111       (1,330)
                                                          -----      -------
Net decrease in cash and cash equivalents                    68          416

Cash and cash equivalents at beginning of period              0           88
                                                          =====      =======
Cash and cash equivalents at end of period                $  68      $   504
                                                          =====      =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                $ 179      $    23
                                                          =====      =======
  Income taxes                                            $  --      $    25
                                                          =====      =======

              AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Airport Systems International, Inc. (the Company) include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. (DCI) and ASII International, Inc., a foreign sales corporation incorporated in Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiaries annual report on Form 10-KSB for the year ended April 30, 2000.

2. Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires August 8, 2001. The agreement allows for borrowings up to a maximum of $8,000,000 at an interest rate of prime plus 50 basis points (9.50% at July 31, 2000). The line is secured by accounts receivable, inventory, and equipment. Borrowings outstanding under the line of credit totaled $4,494,000 at July 31, 2000.

4. Earnings Per Share

Under SFAS No. 128, basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share includes the effect of all potentially dilutive securities, including stock options. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

                                               Three Months Ended
                                            July 31,         July 31,
                                              2000             1999
                                           ----------      ----------
                                                           (restated)
 Numerator:
 Net income (loss)                         $  138,000      $ (593,000)

 Denominator:
 Denominator for basic
 earnings per share - weighted
 average shares                             2,579,000       2,230,500

 Effect of dilutive securities:
   Employee stock options                     148,000             -0-

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed
   conversions                              2,727,000       2,230,500

 Earnings (loss) per share - Basic         $     0.05      $    (0.26)

 Earnings (loss) per share - Dilutive      $     0.05      $    (0.26)

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

Until the acquisition of DCI, the Company operated in one business segment. The following summarized financial information is being presented to assist the reader in understanding the impact DCI had on operations in the three months ended July 31:

                                        2000                       1999
                        --------------------------------------    -------
                                              INTER-
                        AEROSPACE    ECM     SEGMENT    TOTAL      TOTAL
                        ---------   ------   -------    ------    -------
                                                                 (restated)
Sales                     $4,509    $1,885    $(165)    $6,229    $ 2,770
Gross Margin               1,198       770       (8)     1,960        710
% of Sales                    27%       41%                 31%        26%
Operating Income (loss)      278        84       (8)       354       (549)


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of the aerospace unit, the Company determined that revenue related to these transactions, which was recorded in the preceding quarters of fiscal 2000, should be reversed. In view of the cumulative effect of the unrecorded adjustment on the fiscal year 2000 results, as well as future periods, the Company restated its quarterly consolidated financial statements for the quarter ended July 31, 1999. The restatements were required to reverse sales that the Company recorded as bill and hold sales when the manufacturing process was substantially complete, but before the rights of ownership of the equipment, factory acceptance tests and the physical delivery of the underlying equipment had occurred. The restated financial statements reflect sales when final delivery of the underlying equipment occurred. As these adjustments relate to the timing of revenue recognition, all reversals have been or will be recognized in later periods. The aggregate effect of the adjustment on fiscal 2000 was to reduce revenue and net income by $1.5 million and $579,000 respectively. The effect of the adjustment in the quarter ended July 31, 1999 was to reduce revenue and net income by $1.5 million and $677,000 ($0.30 per share) respectively. A number of the units were delivered to customers (with related revenues of $1.1 million and gross margins of $423,000) in the first quarter of fiscal 2001, with the balance expected to be delivered in fiscal 2001. The financial statements and related notes set forth in this Form 10Q-SB reflect all such restatements.

RESULTS OF OPERATIONS

Consolidated sales for the first quarter of fiscal 2001 were $6.2 million, up from $2.8 million for the first quarter of fiscal 2000. DCI sales for the first quarter of fiscal 2001 (after intercompany eliminations) totaled $1.7 million. Airport Systems sales were $4.5 million for the first quarter of fiscal 2001, up 61% from $2.8 million for the comparable quarter of the previous year due to an increase in the number of units shipped resulting from a higher beginning backlog and higher level of orders compared to the same period of fiscal 2000.

Consolidated gross margin was $2.0 million, or 31% of consolidated sales, up approximately 276% from $710,000, or 26% of consolidated sales in 2000. Consolidated gross margin increased as a result of the acquisition of DCI, Inc. and increased sales in the aerospace unit. DCI generated gross margins of $770,000, or 41% of ECM sales.

Consolidated selling, general and administrative ("SG&A) expenses increased $655,000 during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. SG&A expenses related to DCI totaled $686,000. Airport Systems' SG&A expenses were $900,000 down $31,000 or 3% from fiscal 2000, reflecting cost reductions initiated in the areas of administration and marketing personnel, travel and other related costs. As a percent of sales, Airport Systems SG&A expenses decreased from 33% to 19% primarily as a result of higher Airport Systems sales.

Research and development expenses decreased $308,000 during the first quarter of fiscal 2001, reflecting decreased labor and expenses related to development work on the Company's Instrument Landing System (ILS). This development work was substantially completed in fiscal 1999 and expenditures made during the first quarter of fiscal 2000 were primarily to obtain FAA approval of the new system (and certain variants of the new system), approval for FAA maintenance takeover, and to reduce production costs. Approval of the new system was obtained in the first quarter of fiscal 2000. The Company expects additional reductions in research and development in fiscal year

2001, with activities limited to product enhancements as well as obtaining Category III certification of the new ILS from the FAA.

Interest expenses increased from $44,000 in the first quarter of fiscal 2000 to $216,000 in the first quarter of fiscal 2001 due to higher average borrowings to finance increased working capital, and the DCI acquisition as well as higher average interest rates.

No income tax provision or benefit was recorded for the first quarter of fiscal 2001 and fiscal 2000 due primarily to net operating loss carry forwards available to the Company.

As a result of the above, net income for the first quarter of fiscal 2001 was $138,000 or 2% of sales, compared to a net loss of $593,000, or 21.0% of sales, in the first quarter of fiscal 2000.

BACKLOG

Airport Systems' backlog increased $2.0 million to $3.7 million at July 31, 2000, compared to $1.7 million at July 31, 1999. Approximately 58% of the backlog at July 31, 2000 consists of three contracts. Twelve percent of the backlog represents a contract with a major U.S. air traffic control contractor for the delivery of multiple ILS systems into South America, 30% of the backlog represents a contract with the Airport Authority of Jamaica for navaid and communication equipment, as well as civil works, training, flight check and installation services and 16% of the backlog represents a contract to supply the FAA with up to 15 DME's. Substantially all of the Airport Systems backlog at July 31, 2000 is expected to be completed and shipped in fiscal 2001.

Airport Systems' backlog increased over the prior year's backlog of $1.7 million due primarily to increased bookings. Bookings for the first quarter of fiscal 2001 totaled $2.7 million, up from bookings of $1.7 million in the same period last year. The increase in bookings is due primarily to improving worldwide demand for navaid products. This increase in demand is being driven by several factors, specifically the delay in the implementation of a viable and reliable GPS-based navigation system. Civil aviation authorities are beginning to once again recognize navaids as a safe, low-cost and reliable air navigation system. Accordingly, they are beginning to plan for and execute the procurement of navaids to replace aged navigation systems, as well as to enhance and upgrade their air traffic control capacity.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $8,000 was provided by operations for the first quarter of fiscal 2001 compared to $1.8 million provided by operation in the first quarter of fiscal 2000. The decrease in cash provided was primarily due to decreases in funds provided by the reduction in accounts receivable during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. This was offset by higher reductions in inventory, accounts payable and customer deposits as compared to the same period in fiscal 2000. The smaller reduction in accounts receivables was due primarily to completion in the first quarter of fiscal 2000 of a significant contract in Indonesia, and the collection of all amounts due under the contract during that period. Inventories declined during the first quarter due primarily to shipment of contracts during the first quarter. Accounts payable declined due to reductions made in amounts due vendors during the first quarter of fiscal 2001.

Cash used in investing activities was $51,000 for the first quarter of fiscal 2001 unchanged from $42,000 used in the first quarter of fiscal 2000.

Cash provided by financing activities was $111,000 in the first quarter of fiscal 2001 compared to cash used of $1.3 million in the first quarter of fiscal 2000. The increase in cash provided was the result of net borrowings of $154,000 in the Company's line of credit in the first quarter of fiscal 2001 as compared to net repayments of $1.3 million in the previous year period.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowings under its existing revolving credit facility.

FORWARD LOOKING COMMENTS

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10-KSB for the year ended April 30, 2000. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is now, and may from time to time in the future be, involved in litigation in the ordinary course of its business that is not expected to have a material adverse impact on the Company or its financial affairs.

Item 3. Defaults Upon Senior Securities

Under terms the First Amendment to the Loan and Security Agreement entered into by the Company and its senior lender, the Company is prohibited from making principle and interest payments to certain holders of subordinated debt. Accordingly, the second quarterly payment of interest, and the first semi-annual payment of principal (totaling $24,960 and $156,000 respectively), due July 31, 2000, was not made to the former stockholders of DCI, Inc. on the $1,248,000 promissory note issued by the Company at the time of the acquisition. In addition, the second quarterly payment of interest ($12,500), due July 31, 2000, was not made to Kansas City Equity Partners (KCEP) on the $500,000 subordinated debenture issued by the Company at the time of acquisition of DCI, Inc. The subordination agreements entered into between the Company's senior lender and each of KCEP and the former DCI, Inc. stockholders significantly limit the remedies now available to those junior debt holders. As soon as its operating results permit, the Company plans to negotiate with its senior lender the ability to make the debt payments that were due in July.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 10 (ee) - First Amendment to Loan and Security Agreement Exhibit 27 - Financial Data Schedule (SEC Use Only)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the three months ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY



September 14, 2000                  /s/ Thomas C. Cargin
------------------                  --------------------------------------------
Date                                Thomas C. Cargin, Vice President of Finance
                                    and Administration, Secretary, and Principal
                                    Accounting Officer

                                  EXHIBIT INDEX

Number            Description
------            -----------

10 (ee)           First Amendment to Loan and Security Agreement
27                Financial Data Schedule (SEC Use Only)