Form 10QSB
period 2000-10-31
AIRPORT SYSTEMS INTERNATIONAL INC
filed 2000-12-15
CIK 914398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-QSB

    (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                 October 31, 2000
                                    ------------------------------------------


    ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  -----------------------

Commission file number                0-22760
                      ----------------------------------------------------

                              ELECSYS CORPORATION
              (Exact name of small business issuer as specified in its
                                   charter)

             Kansas                                  48-1099142
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
or organization)                                   Identification No.)


                             11300 West 89th Street
                           Overland Park, Kansas 66214
                    (address of principal executive offices)
                                 (913)495-2614

                           (Issuer's telephone number)

                      Airport Systems International, Inc.
--------------------------------------------------------------------------------
             (Former name, which has changed since the last report)

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

Common stock, $0.01 par value - 2,578,913 shares outstanding as of December 12, 2000.

                      ELECSYS CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                         Quarter Ended October 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            Condensed Consolidated Balance Sheets                          3
            Condensed Consolidated Statements of Operation                 4
            Condensed Consolidated Statements of Cash Flows                5
            Notes to Condensed Consolidated Financial Statements           6


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                 9

PART II - OTHER INFORMATION
      Item 1 - Legal Proceedings                                         14
      Item 3 - Defaults on Senior Securities                             14
      Item 4 - Submission of Matters to a Vote of Security Holders       14
      Item 6 - Exhibits and Reports on Form 8-K                          15

SIGNATURE PAGE                                                           16

EXHIBIT INDEX                                                            17



              Elecsys Corporation and Subsidiaries
             Condensed Consolidated Balance Sheets
                          (Unaudited)
                        (In thousands)

                                                                    October 31, 2000           April 30, 2000
                                                                    ----------------           --------------

Assets
Current assets:

  Cash & cash equivalents                                                 $     (132)                $    -
  Accounts receivable, net                                                      5,930                 5,812
  Inventories, net                                                              7,465                 7,988
  Other current assets                                                            301                   230
                                                                             --------               -------
Total current assets                                                           13,564                14,030

Property and equipment, at cost                                                 6,564                 6,403
Accumulated depreciation and amortization                                     (2,333)               (2,049)
                                                                             --------               -------
                                                                                4,231                 4,354

Restricted cash                                                                 1,277                 1,288
Cost in excess of net assets acquired, net                                      1,800                 1,868
Other assets                                                                      199                   268
                                                                             --------               -------
Total assets                                                               $   21,071             $  21,808
                                                                           ==========             =========

Liabilities and stockholders' equity Current liabilities:

  Accounts payable                                                         $    1,566             $   1,968
  Accrued expenses                                                              2,396                 2,939
  Notes payable to bank                                                         4,905                 4,340
  Current portion of long-term debt                                               679                   679
  Income taxes payable                                                            138                   154
                                                                             --------               -------
Total current liabilities                                                       9,684                10,080

Long-term debt, less current portion                                            5,099                 5,371

Stockholders' equity:
  Common stock                                                                     26                    26
  Additional paid-in capital                                                    8,003                 8,003
  Accumulated deficit                                                         (1,742)               (1,672)
                                                                             --------               -------
Total stockholders' equity                                                      6,287                 6,357
                                                                             --------               -------
Total liabilities and stockholders' equity                                 $   21,071             $  21,808
                                                                           ==========             =========


NOTE: The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                  ------------------                   ----------------
                                                                        October 31,                       October 31,
                                                                   2000            1999            2000             1999
                                                                   ----            ----            ----             ----
Sales                                                            $ 5,364         $ 4,566        $ 11,593         $ 7,336
Cost of products sold                                              3,759           3,257           8,028           5,317
Gross margin                                                       1,605           1,309           3,565           2,019
                                                                   -----           -----           -----           -----


Selling, general and administrative expenses                       1,508             930           3,094           1,861
Research and development expenses                                     31             261              51             589

Operating income (loss)                                               66             118             420           (431)

Other income (expense):
  Interest expense                                                 (274)            (42)           (490)            (86)
                                                                --------        --------        --------        --------

Income (loss) before income taxes                                  (208)             76             (70)           (517)
Provision for income taxes                                            -               -               -               -
                                                                --------        --------        --------        --------
Net income (loss)                                               $  (208)          $   76        $   (70)        $  (517)
                                                                ========        ========        ========        ========
Income (loss) per share:
  Basic                                                         $ (0.08)         $  0.03       $  (0.03)        $ (0.23)
                                                                ========        ========        ========        ========
  Diluted                                                       $ (0.08)         $  0.03       $  (0.03)        $ (0.23)
                                                                ========        ========        ========        ========


See notes to condensed consolidated financial statements.


                 Elecsys Corporation and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows

                             (Unaudited)
                            (In thousands)

                                                                                       Six Months Ended
                                                                                        October 31,
                                                                                ----------------------------
                                                                                    2000          1999
                                                                                    ----          ----
Operating activities:
Net loss                                                                         $  (70)       $  (517)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Restricted cash                                                                   11              -
    Depreciation and amortization                                                    368            167
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                     (118)            304
      Inventories, net                                                               523        (1,003)
      Accounts payable                                                             (402)            300
      Accrued expenses and customer deposits                                       (543)             13
      Other, net                                                                    (87)            525
                                                                                --------        --------
Net cash used in operating activities                                              (318)          (211)

Investing activities:
  Purchases of property and equipment                                              (160)          (166)
  Additions to other assets                                                           52             -
                                                                                --------        --------
Net cash used in investing activities                                              (107)          (166)

Financing activities:
  Net borrowings/reductions on note payable to bank                                  565            425
  Principal payments on long-term debt                                             (272)           (11)
                                                                                --------        --------
Net cash used in financing activities                                                293            414
                                                                                --------        --------
Net increase (decrease) in cash and cash equivalents                               (132)             37

Cash and cash equivalents at beginning of period                                       -            153
                                                                                --------        --------
Cash and cash equivalents at end of period                                       $ (132)         $  190
                                                                                ========        ========
Supplemental disclosures of cash flow information: Cash paid during the period for:

  Interest                                                                        $  294          $  41
                                                                                ========        ========
  Income taxes                                                                      $  -          $   -
                                                                                ========        ========

See notes to condensed consolidated financial statements.

                      ELECSYS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                October 31, 2000

1.    Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Elecsys Corporation (the Company) include the accounts of the Company and its wholly owned subsidiaries, Airport Systems International, Inc., DCI Inc. and ASII International, Inc.. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 2000.

2.    Notes Payable to Banks

The Company has a line of credit agreement with a bank which expires August 8, 2001. The agreement allows for borrowings up to a maximum of $8,000,000, at an interest rate of prime plus 2.0 percent (11.5% at October 31, 2000), secured by accounts receivable, inventory and equipment. Borrowings at October 31,1999 were $4,905,000.

3.    Earnings Per Share

Under SFAS No, 128, basic earnings per share is calculated by dividing income available to common stockholders by weighted average common shares outstanding. Fully diluted earnings per share includes the effect of all potentially dilutive securities, including stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months                       Six Months
                                                         Ended October 31,                   Ended October 31,
                                                          2000                1999                 2000                1999
                                                    -----------------   ----------------     -----------------   ----------------
 Numerator:
 Net income (loss)                                     $(208,000)          $76,000           $    (70,000)        $  (517,000)
 Denominator for basic
 earnings per share - weighted
 average shares                                         2,579,000        2,231,000               2,579,000          2,231,000

 Effect of dilutive securities:
    Stock options                                              -           157,000                       -                 -

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed
   conversions                                         2,579,000           2,388,000            2,579,000           2,231,000

Earnings (loss) per share - Basic                        $(0.08)               $0.03              $(0.03)             $(0.23)

Earnings (loss) per share - Dilutive                     $(0.08)               $0.03              $(0.03)             $(0.23)

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10QSB for the quarter ended July 31, 2000 and the Form 10-KSB for the year ended April 30, 2000. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Elecsys Corporation (the "Company" or "Elecsys") is a designer and manufacturer of electronic components, sub-assemblies and systems and a marketer of electronic contract assembly services. Elecsys, as the parent company, along with its wholly-owned subsidiaries, Airport Systems International, Inc. (ASII) and DCI, Inc. (DCI), operates two business segments, aerospace and electronic components manufacturing (ECM). The aerospace unit is operated through Airport Systems while the ECM unit is operated through DCI (purchased by Elecsys in February, 2000. The aerospace unit designs, manufactures and installs ground-based radio navigation and landing systems (navaids) and airfield lighting. Its customers consist of civil aviation authorities in the United States and throughout the world. The ECM unit manufactures custom liquid crystal display (LCD) devices as well as panel meter and heat-seal equipment. In addition, the unit also provides contract manufacturing services. Its products are used in aerospace, medical, industrial and home applications. Sales are made primarily to customers within the United States.

On November 1, 2000, Airport Systems International, Inc. changed its name to Elecsys Corporation. Concurrent with the change, the Company transferred all of the assets, liabilities and operations of the aerospace unit to a wholly owned subsidiary named Airport Systems International, Inc..

The following summarized financial information is being presented to assist the reader in understanding the impact DCI had on operations in the three months and six months ended October 31:


                                    Three months ended October 31,

                                              2000                                                        1999

                                 Aerospace            ECM        Inter-segment          Total             Total
                                 ---------            ---        -------------          -----             -----
                                                                                                        (restated)
Sales                                 $3,563          $1,919          $(118)              $5,364          $4,566
Gross margin                             866             735               4               1,605           1,309
% of sales                               24%             38%                                 30%             29%
Operating income (loss)                 (73)             135               4                  66             118


                                   Six months ended October 31,

                                              2000                                                        1999

                                 Aerospace            ECM        Inter-segment          Total             Total
                                 ---------            ---        -------------          -----             -----
                                                                                                        (restated)
Sales                               $8,072          $3,804               $(283)         $11,593            $7,336
Gross margin                         2,064           1,506                  (4)           3,566             2,019
% of sales                             26%             40%                                  31%               27%
Operating income (loss)                205             219                  (4)             420             (431)



In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of the aerospace unit, the Company determined that revenue related to these transactions, which was recorded in the preceding quarters of fiscal 2000, should be reversed. In view of the cumulative effect of the unrecorded adjustment on the fiscal year 2000 results, as well as future periods, the Company restated its consolidated financial statements for the three months and six months ended October 31, 1999. The restatements were required to reverse sales that the Company recorded as bill and hold sales when the manufacturing process was substantially complete, but before the rights of ownership of the equipment, factory acceptance tests and the physical delivery of the underlying equipment had occurred. The restated financial statements reflect sales when final delivery of the underlying equipment occurred. As these adjustments relate to the timing of revenue recognition, all reversals are recognized in later periods. The aggregate effect of the adjustment on fiscal 2000 was to reduce revenue and net income by $1.5 million and $579,000 respectively. The effect of the adjustment for three months ended October 31, 2000 was to decrease revenue and increase net income by $58,000 and $27,000 ($0.01 per share) respectively. For six months ended October 31, 2000 the effect was to decrease revenue and net income by $1.5 million and $650,000 ($0.29 per share) respectively. A number of the units were delivered to customers (with related revenues of $1.1 million and gross margins of $423,000) in the first quarter of fiscal 2001, with the balance expected to be delivered in fiscal 2001. The financial statements and related notes set forth in this Form 10Q-SB reflect all such restatements.

RESULTS OF OPERATIONS

Consolidated sales for the second quarter of fiscal 2001 were $5.4 million, up from $4.6 million for the second quarter of fiscal 2000. Consolidated sales for the first six months of fiscal 2001 increased 59% to $11.6 million, as compared to $7.3 million for the first six months of fiscal 2000. DCI sales for the second quarter of fiscal 2001 (after intercompany eliminations) totaled $1.9 million and $3.8 million for the first six months of fiscal 2001. Airport Systems sales were

$3.6 million, down 22% from $4.6 million for the second quarter 2001 and were $8.1 million, up 10% from $7.3 million for the first six months of 2001. The decrease in sales for the quarter was due to a decrease in the number of units shipped, resulting from a lower level of orders as compared to the same period last year. The increase in sales for the first six months was due to an increase in the number of units shipped resulting from a higher beginning backlog.

Consolidated gross margins for the second quarter were $1.6 million, or 30% of consolidated sales, up from $1.3 million, or 29% of consolidated sales in the second quarter of fiscal 2000. Consolidated gross margins for the quarter increased as a result of the acquisition of DCI, Inc.. DCI generated gross margins of $735,000, or 38% of sales. Airport Systems gross margins for the quarter were $866,000, or 24% of sales, down from $1.3 million, or 29% for the second quarter of fiscal 2000. Airport Systems gross margins were down due to lower sales and the shipment of lower gross margin contracts. Consolidated gross margins for the first six months of fiscal 2001 were $3.6 million, or 31% of consolidated sales, up from $2.0 million, or 27% of consolidated sales in the same period of fiscal 2000. Consolidated gross margins for the first six months increased as a result of the acquisition of DCI, Inc.. DCI generated gross margins of $1.5 million, or 40% of sales. Airport Systems gross margins for the quarter were $2.1 million, or 26% of sales, up from $2.0 million, or 27% for the same period of fiscal 2000.

Consolidated selling, general and administrative ("SG&A) expenses increased $578,000 during the second quarter of fiscal 2001 compared to the first quarter of fiscal 2000. SG&A expenses related to DCI totaled $599,000. Airport Systems' SG&A expenses were $908,000 down $22,000 or 2% from fiscal 2000, reflecting cost reductions initiated in the areas of administration and marketing personnel, travel and other related costs. As a percent of sales, Airport Systems SG&A expenses increased from 20% to 25% primarily as a result of lower Airport Systems sales.

Consolidated selling, general and administrative ("SG&A) expenses increased $1.2 million during the first six months of fiscal 2001 compared to the same period of fiscal 2000. SG&A expenses related to DCI totaled $1.3 million for this period. Airport Systems' SG&A expenses were $1.8 million for the first six months of fiscal 2001 and 2000. As a percent of sales, Airport Systems SG&A expenses decreased from 25% to 22% primarily as a result of higher Airport Systems sales.

Research and development expenses decreased during the second quarter of fiscal 2001 to $31,000 from $261,000 in the second quarter of fiscal 2000. In the first six months of fiscal 2001 research and development expenses decreased to $51,000 from $589,000 for the first six months of fiscal 2000. The decrease for both periods is a result of decreased labor and expenses related to development work on the new Category II\III Instrument Landing System. Expenditures made during the first and second quarters of fiscal 2000 were primarily to obtain FAA approval of the new system, variants of the new system and approval for FAA maintenance takeover. Approval of the new system was obtained in the second quarter of fiscal 2000, while approval of the variants and FAA maintenance take over was obtained in the third quarter of fiscal 2000.

Interest expense increased from $42,000 to $274,000 for the second quarter of fiscal 2001 compared to the first quarter of fiscal 2000, and from to $86,000 to $490,000 for the first six months of fiscal 2001. This was due to an increase in the average debt obligations outstanding compared to the prior year period.

No income tax provision was recorded for the second quarter and the first six months of fiscal 2001 or fiscal 2000, reflecting the use of net operating loss carryforwards available to the Company.

As a result of the above, the Company had consolidated operating income of $66,000 for the second quarter of fiscal 2001, compared to $118,000 for the same period last year. Consolidated operating income for the six months ended October 31, 2000 was $419,000 compared to an operating loss of $431,000 for the same period last year. The improvement in operating income was due to gross margins contributed as a result of the acquisition of DCI and reductions in research and development costs. The consolidated net loss for the second quarter of fiscal 2001 was $208,000, compared with fiscal 2000 second quarter consolidated net income of $76,000. The consolidated net loss for the first six months of fiscal 2001 was $70,000, compared with a net loss in the first six months of fiscal 2000 of $517,000.

Backlog

Airport Systems' backlog decreased from $2.8 million to $2.6 million at October 31, 2000, compared to October 31, 1999. Approximately 56% of the backlog at October 31, 2000 consists of four contracts. Seventeen percent of the backlog represents a contract with a major U.S. air traffic control contractor for the delivery of multiple ILS systems into South America; 15% represents a contract with the Airport Authority of Jamaica for navaid and communication equipment, as well as civil works, training, flight check and installation services; 13% represents a contract to supply a DVOR/DME for the Republic of Thailand; and 11% represents a contract to provide prototype localizer antennas to a contractor for supply to United States Air Force. This contract includes options, valued at approximately $5.2 million, to provide over 130 antennas over a one year period. Airport Systems expects these options to be exercised during fiscal 2002. Substantially all of the Airport Systems backlog at October 31, 2000 is expected to be completed and shipped in fiscal 2001.

Airport Systems' backlog of $2.6 million experienced a small decline compared to the prior year's backlog of $2.8 million. Bookings for the first six months of fiscal 2001 totaled $5.1 million, down from bookings of $5.6 million in the same period last year. The decrease in bookings is due primarily to the timing of the receipt of orders. Airport Systems continues to see an increase in the demand for navaids, based upon the number and size of opportunities it is presently working on. Airport Systems presently has signed contracts to provide navaids and airport lighting equipment totaling over $10.5 million. The contracts are awaiting finalization of the related financing (expected in the third quarter of fiscal 2001) before being entered into backlog. Delays in the closing of contracts for which the Airport Systems is the low bidder has resulted in the lower bookings levels.

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

Liquidity and Capital Resources

Net cash of $318,000 was used by operations for the first six months of fiscal 2001 compared to $211,000 used in the first six months of fiscal 2000. The increase in cash used was primarily due to a reduced net loss as compared to the prior year, offset by larger net decreases in operating assets and liabilities.

Cash used in investing activities was $107,000 for the first six months of fiscal 2001 compared to $166,000 used in the first six months of fiscal 2000. The decrease is primarily the result of lower purchases of property and equipment, net of increases to other assets related to the purchase of DCI, Inc.

Cash provided by financing activities was $293,000 in the first six months of fiscal 2001 compared to cash provided of $414,000 in the first six months of fiscal 1999, due primarily to increased short term borrowing ($565,000 compared to $425,000), net of increased principal payments on long-term debt ($272,000 compared to $11,000) and reflecting the higher average level of borrowings for the six months ended October 31, 2000, compared to the same period last year.

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

Item 3. Defaults Upon Senior Securities

Under terms the First Amendment to the Loan and Security Agreement entered into by the Company and its senior lender, the Company is prohibited from making principle and interest payments to certain holders of subordinated debt. Accordingly, the second and third quarterly payments of interest, and the first semi-annual payment of principle (totaling $49,920 and $156,000 respectively), due October 31, 2000, was not made to the former stockholders of DCI, Inc. on the $1,248,000 promissory note issued by the Company at the time of the acquisition, an event of default under terms of the promissory note. In addition, the second and third quarterly payment of interest ($25,000), due October 31, 2000, was not made to Kansas City Equity Partners (KCEP) on the $500,000 subordinated debenture issued by the Company at the time of acquisition of DCI, Inc., an event of default under terms of the subordinated debenture. The subordination agreements entered into between the Company's senior lender and each of KCEP and the former DCI, Inc. stockholders significantly limit the remedies now available to those junior debt holders. As soon as its operating results permit, the Company plans to negotiate with its senior lender the ability to make the debt payments that are due.

Item 4.     Submission of Matters to a Vote of Security Holders

            A meeting of Stockholders of the Company was held on October 3, 2000. The following items were approved:

               (1) Thomas C. Cargin and David D. Gatchell were re-elected as Class I directors of the Company for a period of three years until the 2003 Annual Meeting of the Stockholders. For both Mr. Cargin and Mr Gatchell, 1,492,305 shares were voted for election with 1,902 withheld. Members of the Board continuing in office include the Class II directors serving until the 2001 annual meeting, Michael J. Meyer and Walter
                    H. Stowell, Jr. and the Class III directors serving until the 2002 annual meeting, Keith S. Cowan and Robert D. Taylor.

               (2) An amendment to the Articles of Incorporation to change the name of the Company to Elecsys Corportation was approved with 1,438,507 shares voting for the amendment and 9,410 shares withheld.

               (3) Appointment of Ernst & Young LLP as independent accountants was approved with 1,491,102 shares voting for appointment 85 shares withheld.

Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    Exhibit 27 - Financial Data Schedule (SEC Use Only)

               (b)  Reports on Form 8-K:

                    Form 8-K filed on October 30, 2000 announcing receipt of various contracts is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ELECSYS CORPORATION AND SUBSIDIARIES

December 15, 2000     /s/ Thomas C. Cargin
Date Thomas C. Cargin, Vice President of Finance and Administration, Secretary, and Principal Accounting Officer

                                  EXHIBIT INDEX

Number                  Description                               Page
------                  -----------                               ----

27                      Financial Data Schedule (SEC Use Only)