Form 10QSB
period 2001-01-31
ELECSYS CORP
filed 2001-03-19
CIK 914398

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-QSB

    (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                 January 31, 2001
                                    ------------------------------------------


    ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  -----------------------

Commission file number                0-22760
                      ------------------------------------------------

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


                             11300 West 89th Street
                         Overland Park, Kansas 66214
                         ----------------------------
                    (address of principal executive offices)

                                  (913)495-2614
                         ------------------------------
                           (Issuer's telephone number)


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

Common stock, $0.01 par value - 2,635,581 shares outstanding as of February 13, 2001.

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                  FORM 10-QSB
                         Quarter Ended January 31, 2001
                                      INDEX

                                                                        Page

PART I - FINANCIAL INFORMATION

      ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            Condensed Consolidated Balance Sheets                          3
            Condensed Consolidated Statements of Operation                 4
            Condensed Consolidated Statements of Cash Flows                5
            Notes to Condensed Consolidated Financial Statements           6
            Earnings Per Share Computation                                 7

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                  8

PART II - OTHER INFORMATION
      Item 1 - Legal Proceedings                                          14
      Item 3 - Defaults on Senior Securities                              14
      Item 6 - Exhibits and Reports on Form 8-K                           14

SIGNATURE PAGE                                                            16

EXHIBIT INDEX                                                             17

                      Elecsys Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                             January 31, 2001     April 30, 2000
                                             -------------        ------------
Assets
Current assets:
  Cash & cash equivalents                              $ 21                 $ -
  Accounts receivable, net                            5,445               5,812
  Inventories, net                                    8,014               7,988
  Other current assets                                  266                 230
                                               -------------        ------------
Total current assets                                 13,746              14,030
Property and equipment, at cost                       6,672               6,403
Accumulated depreciation and amortization            (2,472)             (2,049)
                                               -------------        ------------
                                                      4,200               4,354

Restricted cash                                       1,302               1,288
Cost in excess of net assets acquired, net            1,762               1,868
Other assets                                            177                 268
                                               -------------        ------------
Total assets                                       $ 21,187            $ 21,808
                                               =============        ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                  $ 2,137             $ 1,968
  Accrued expenses                                    1,913               2,939
  Notes payable to bank                               5,368               4,340
  Current portion of long-term debt                     679                 679
  Income taxes payable                                    -                 154
                                               -------------        ------------
Total current liabilities                            10,097              10,080

Long-term debt, less current portion                  5,012               5,371

Stockholders' equity:
  Common stock                                           26                  26
  Additional paid-in capital                          8,003               8,003
  Accumulated deficit                                (1,951)             (1,672)
                                               -------------        ------------
Total stockholders' equity                            6,078               6,357
                                               -------------        ------------
Total liabilities and stockholders' equity         $ 21,187            $ 21,808
                                               =============        ============


NOTE: The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                      Elecsys Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                   Three Months Ended       Nine Months Ended
                                  ---------------------    ---------------------
                                       January 31,              January 31,
                                    2001        2000         2001        2000
                                               (restated)             (restated)
                                  ---------    --------    ---------   ---------
Sales                              $ 4,579     $ 4,366     $ 16,172    $ 11,702
Cost of products sold                3,024       3,049       11,052       8,366
                                  ---------    --------    ---------   ---------
Gross margin                         1,555       1,317        5,120       3,336

Selling, general and administrative
  expenses                           1,384         979        4,479       2,841
Research and development expenses        -         188           50         776
                                  ---------    --------    ---------   ---------
Operating income (loss)                171         150          591        (281)

Other income (expense):
  Interest expense                    (260)        (62)        (750)       (148)
                                  ---------    --------    ---------   ---------
Income (loss) before income taxes      (89)         88         (159)       (429)

Provision for income taxes             120           -          120           -
                                  ---------    --------    ---------   ---------
Net income (loss)                   $ (209)       $ 88       $ (279)     $ (429)
                                  =========    ========    =========   =========
Income (loss) per share:
  Basic                            $ (0.08)     $ 0.04      $ (0.11)    $ (0.19)
                                  =========    ========    =========   =========

  Diluted                          $ (0.08)     $ 0.04      $ (0.11)    $ (0.19)
                                  =========    ========    =========   =========

See notes to condensed consolidated financial statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                               Nine Months Ended
                                                                     January 31,
                                                           --------------------------
                                                             2001             2000
                                                           ---------        ---------

Operating activities:
Net loss                                                     $ (279)          $ (429)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Restricted cash                                             (14)               -
    Depreciation and amortization                               621              137
    Changes in operating assets and liabilities:
      Accounts receivable, net                                  367              660
      Inventories, net                                          (26)          (1,280)
      Accounts payable                                          169              236
      Accrued expenses                                       (1,026)             (75)
      Other, net                                               (190)             369
                                                           ---------        ---------
Net cash used in operating activities                          (378)            (382)

Investing activities:
  Purchases of property and equipment                          (269)            (204)
  Additions to other assets                                      (1)               -
                                                           ---------        ---------
Net cash used in investing activities                          (270)            (204)

Financing activities:
  Net borrowings on note payable to bank                      1,028              675
  Principal payments on long-term debt                         (359)             (16)
                                                           ---------        ---------
Net cash provided by financing activities                       669              659
                                                           ---------        ---------

Net increase in cash and cash equivalents                        21               73

Cash and cash equivalents at beginning of period                  -            2,449

                                                           ---------        ---------
Cash and cash equivalents at end of period                     $ 21          $ 2,522
                                                           =========        =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                    $ 456             $ 70
                                                           =========        =========

  Income taxes                                                $ 120              $ -
                                                           =========        =========

See notes to condensed consolidated financial statements.

                      ELECSYS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                January 31, 2001

1.    Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Elecsys Corporation (the Company) include the accounts of the Company and its wholly owned subsidiaries, Airport Systems International, Inc., DCI Inc. and ASII International, Inc. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Airport Systems International Inc. and Subsidiary annual report on Form 10-KSB for the year ended April 30, 2000.

2.    Notes Payable to Banks
The Company has a line of credit agreement with a bank which expires August 8, 2001. On January 31, 2001 the agreement was amended to increase maximum borrowings from $8,000,000 with an interest rate of prime plus 2% to $9,000,000 with interest rates ranging from prime plus 2% to prime plus 3%. The line of credit is secured by accounts receivable, inventory and equipment. Borrowings at January 31, 2001 were $5,368,000 with a weighted average interest rate of 11.4%.

3.    Earnings Per Share
Under SFAS No, 128, basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Fully diluted earnings per share includes the effect of all potentially dilutive securities, including stock options.

4.    Income Taxes
During the quarter ended January 31, 2001 the Company recognized the payment of a foreign tax obligation of $120,000 in the provision for income taxes.

5.         Stockholders' Equity
In February, 2001, the Company entered into an agreement with certain Company officers to issue 56,698 shares of Company common stock in lieu of cash compensation for the period February 1, 2001 through April 30, 2001.

Earnings Per Share Computation:

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                      Three Months                                     Nine Months
                                     Ended January 31,                            Ended January 31,
                                    2001           2000                           2001        2000
                                   ----------  ------------                      ----------  ------------


Numerator:
 Net income (loss)              $  (209,000)    $  88,000                        $ (279,000)   $ (429,000)
 Denominator for basic
earnings (loss)per share - weighted
 average shares                    2,579,000     2,230,500                        2,579,000     2,230,500

 Effect of dilutive securities:
    Stock options                       -          152,305                             -            -

 Denominator for diluted
  Earnings (loss) per share -
  adjusted weighted average
  shares with assumed
  conversions                      2,579,000      2,382,805                       2,579,000    2,230,500

Earnings (loss) per share - Basic     $(0.08)       $  0.04                          $(0.11)      $(0.19)

Earnings (loss) per share - Dilutive  $(0.08)       $  0.04                          $(0.11)      $(0.19)


The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Results of Operations," and "Backlog," as well as the competitive and pricing pressures related to all contracts, either already in the Company's backlog, or which the Company is pursuing. Further information on the factors that could affect the Company's financial results are included in the Company's other SEC filings, including the Form 10QSB for the quarters ended October 31, 2000 and July 31, 2000 and the Form 10-KSB for the year ended April 30, 2000. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Elecsys Corporation (the "Company" or "Elecsys") is a designer and manufacturer of electronic components, sub-assemblies and systems and a marketer of electronic contract assembly services. Elecsys, as the parent company, along with its wholly-owned subsidiaries, Airport Systems International, Inc. (ASII) and DCI, Inc. (DCI), operates two business segments, aerospace and electronic components manufacturing (ECM). The aerospace unit is operated through Airport Systems while the ECM unit is operated through DCI (purchased by Elecsys in February, 2000). The aerospace unit designs, manufactures and installs ground-based radio navigation and landing systems (navaids) and airfield lighting. Its customers consist of civil aviation authorities in the United States and throughout the world. The ECM unit manufactures custom liquid crystal display (LCD) devices as well as panel meter and heat-seal equipment. In addition, the unit also provides contract manufacturing services. Its products are used in aerospace, medical, industrial and home applications. Sales are made primarily to customers within the United States.

On November 1, 2000, Airport Systems International, Inc. changed its name to Elecsys Corporation. Concurrent with the change, the Company transferred all of the assets, liabilities and operations of the aerospace unit to a wholly-owned subsidiary named Airport Systems International, Inc.

The following summarized financial information is being presented to assist the reader in understanding the impact DCI had on operations in the three months and nine months ended January 31:

                         Three months ended January 31,
                                   2001                                  2000
                       ---------------------------------------------   ---------
                                             Inter-
                        Aerospace     ECM   segment         Total         Total
                       ------------- ----   ---------       ------       ------
                                                                      (restated)

Sales                       $2,976    $1,753      $(150)      $4,579       $4,366
Gross margin                   966       591         (2)       1,555        1,317
% of sales                     32%       34%                      34%          30%
Operating income (loss)        89        84          (2)         171          150



                          Nine months ended January 31,
                               2001                                  2000
                          ----------------------------            -----------
                                             Inter-
                        Aerospace     ECM    segment        Total         Total
                                                                       (restated)
Sales                      $11,049    $5,557      $(434)     $16,172      $11,702
Gross margin                 3,029     2,096         (5)       5,120        3,336

% of sales                      27%       38%                     32%          29%
Operating income (loss)        293       303         (5)         591         (280)


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of the aerospace unit, the Company determined that revenue related to these transactions, which was recorded in the preceding quarters of fiscal 2000, should be reversed. In view of the cumulative effect of the unrecorded adjustment on the fiscal year 2000 results, as well as future periods, the Company restated its consolidated financial statements for the three months and nine months ended January 31, 2000. The restatements were required to reverse sales that the Company recorded as bill and hold sales when the manufacturing process was substantially complete, but before the rights of ownership of the equipment, factory acceptance tests and the physical delivery of the underlying equipment had occurred. The restated financial statements reflect sales when final delivery of the underlying equipment occurred. The aggregate effect of the adjustment on fiscal 2000 was to reduce revenue and net income by $1.5 million and $579,000 respectively. The effect of the adjustment for three months ended January 31, 2000 was to increase revenue and increase net income by $74,000 and $72,000 ($0.03 per share) respectively. For the nine months ended January 31, 2000 the effect was to decrease revenue and net income by $1.5 million and $579,000 ($0.26 per share) respectively. The financial statements and related notes set forth in this Form 10Q-SB reflect all such restatements.

RESULTS OF OPERATIONS

Consolidated sales for the third quarter of fiscal 2001 were $4.6 million, up from $4.4 million for the third quarter of fiscal 2000. Consolidated sales for the first nine months of fiscal 2001 increased 38 % to $16.2 million, as compared to $11.7 million for the first nine months of fiscal 2000. The increase in consolidated sales for the quarter and nine months ended January 31, 2001 is principally due to the acquisition of DCI in February 2001. DCI sales for the third quarter of fiscal 2001 (after intercompany eliminations) totaled $1.6 million and $5.1 million for the first nine months of fiscal 2001. Airport Systems sales were $3.0 million, down 32% from $4.4 million for the third quarter 2001 and were $11.0 million, down 6% from $11.7 million for the first nine months of 2001. The decrease in sales of Airport Systems for the quarter and for the first nine months of 2001 was due to a decrease in the number of units shipped, resulting from a lower level of orders as compared to the same period last year.

Consolidated gross margin for the third quarter was $1.6 million, or 34% of consolidated sales, up from $1.3 million, or 30% of consolidated sales in the third quarter of fiscal 2000. Consolidated gross margin for the quarter increased as a result of the acquisition of DCI, Inc. DCI generated a gross margin of $591,000, or 34% of sales. Airport Systems gross margin for the quarter was $966,000, or 32% of sales, down from $1.3 million, or 30% of sales for the third quarter of fiscal 2000. Gross margin was down due to lower sales. Gross margin as a percent of sales was higher due to the shipment of higher gross margin contracts. Consolidated gross margin for the first nine months of fiscal 2001 was $5.1 million, or 32% of consolidated sales, up from $3.3 million, or 29% of consolidated sales in the same period of fiscal 2000. Consolidated gross margin for the first nine months increased as a result of the acquisition of DCI, Inc. DCI generated gross margin of $2.1 million, or 38% of sales. Airport Systems gross margin for the first nine months was $3.0 million, or 27% of sales, down from $3.3 million, or 29% for the same period of fiscal 2000 due primarily to lower sales and higher manufacturing costs.

Consolidated selling, general and administrative ("SG&A) expenses increased $405,000 during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. SG&A expenses related to DCI totaled $507,000. Airport Systems' SG&A expenses were $877,000, down $102,000 or 10% from fiscal 2000, reflecting cost reductions initiated in the areas of administration and marketing personnel, travel and other related costs. As a percent of sales, Airport Systems SG&A expenses increased from 22% to 29% primarily as a result of lower Airport Systems sales. SG&A expenses increased $1.6 million during the first nine months of fiscal 2001 compared to the same period of fiscal 2000. SG&A expenses related to DCI totaled $1.8 million for this period. Airport Systems' SG&A expenses were $2.7 million for the first nine months of fiscal 2001 and $2.8 million for the first nine months of fiscal 2000. As a percent of sales, Airport Systems SG&A expenses were 24% in the first nine months of fiscal 2001 and 2000.

Research and development expenses decreased during the third quarter of fiscal 2001 to $0 from $188,000 in the third quarter of fiscal 2000. In the first nine months of fiscal 2001 research and development expenses decreased to $50,000 from $776,000 for the first nine months of fiscal 2000. The decrease for both periods is a result of decreased labor and expenses related to development work on the new Category II\III Instrument Landing System, as well as increased contract related engineering efforts in fiscal 2001, which have been charged to production costs. Expenditures made during the first and second quarters of fiscal 2000 were primarily to obtain FAA approval of the new system, variants of the new system and approval for FAA maintenance takeover. Approval of the new system was obtained in the second quarter of fiscal 2000, while approval of the variants and FAA maintenance take over was obtained in the third quarter of fiscal 2000.

Interest expense increased from $62,000 to $260,000 for the third quarter of fiscal 2001 compared to the first quarter of fiscal 2000, and from $149,000 to $750,000 for the first nine months of fiscal 2001. This was due to an increase in the average debt obligations outstanding compared to the prior year period.

An income tax provision of $120,000 was recorded in the third quarter reflecting the payment of foreign tax obligations. No other income tax provision was provided for in the third quarter and the first nine months of fiscal 2001 or fiscal 2000.

Principally as a result of the above, the Company had consolidated operating income of $171,000 for the third quarter of fiscal 2001, compared to $150,000 for the same period last year. Consolidated operating income for the nine months ended January 31, 2001 was $591,000 compared to an operating loss of $280,000 for the same period last year. The improvement in operating income was due principally to the acquisition of DCI and reductions in research and development costs. The consolidated net loss for the third quarter of fiscal 2001 was $209,000, compared with fiscal 2000 third quarter consolidated net income of $88,000. The consolidated net loss for the first nine months of fiscal 2001 was $279,000, compared with a net loss in the first nine months of fiscal 2000 of $429,000.

BACKLOG

Airport Systems' backlog increased from $1.7 million to $2.9 million at January 31, 2001, compared to January 31, 2000. Approximately 73% of the backlog at January 31, 2001 consists of four contracts. Twenty three percent (23%) of the backlog represents a contract with a major U.S. air traffic control contractor for the delivery of multiple ILS systems into South America; 35% represents a contract with the Minister of National Defense of Korea to supply and install VOR/DVOR equipment; 10% represents a contract with the Airport Authority of Jamaica for navaid and communication equipment, as well as civil works, training, flight check and installation services; and 5% represents a contract to provide prototype localizer antennas to a contractor for supply to the United States Air Force. This contract includes options, valued at approximately $5.2 million, to provide an additional 130 antennas. Airport Systems expects these options to be exercised during fiscal 2001. Substantially all of the Airport Systems backlog at January 31, 2001 is expected to be completed and shipped in fiscal 2001.

Airport Systems' backlog of $2.9 million experienced an increase compared to the prior year's backlog of $1.7 million. Bookings for the first nine months of fiscal 2001 totaled $8.4 million, down from bookings of $9.4 million in the same period last year. The decrease in bookings is due primarily to the timing of the receipt of orders. Airport Systems continues to see an increase in the demand for navaids, based upon the number and size of opportunities it is presently working on. Airport Systems presently has signed contracts to provide navaids and airport lighting equipment totaling over $13.0 million. The contracts are awaiting finalization of the related financing (expected in the fourth quarter of fiscal
2001) before being entered into backlog. Delays in the closing of contracts for which Airport Systems is the low bidder has resulted in the lower bookings levels.

Although the Company is optimistic about the prospects for both its aerospace and ECM units, any delays and or cancellation of procurement opportunities, particularly in its aerospace unit, will negatively impact the Company's revenue in fiscal 2001, and could result in operating losses or breakeven operating results. The amount of net income, net losses or the ability to achieve breakeven operating results is difficult to ascertain due to uncertainties in the timing of the receipt of orders. The Company expects backlog and bidding activities as well as contract awards to continue to fluctuate due to the size and timing of contract programs. The Company is evaluating a number of strategic alternatives related to the Airport Systems subsidiary.

DCI ACQUISITION

The integration of the acquisition of DCI, Inc. is progressing satisfactorily. The impact on the Company's operating results has been notable. For the three and nine months ended January 31, 2001, DCI contributed 35% and 32% of consolidated sales respectively, and 50% of operating income for both periods.

The Company believed at the time of the acquisition that several key areas in terms of quality, information systems and management needed to be addressed. During the third quarter of fiscal 2001, DCI achieved several significant milestones. First, DCI received ISO 9001 certification. This is a significant factor considered by many potential customers and will position DCI to compete for, and win, opportunities which heretofore had not been open to DCI. In addition, DCI completed installation in the third quarter of a new ERP (Enterprise Resource Planning) system. This system significantly enhanced management's visibility into it's manufacturing costs, inventory status and production planning.

DCI has also initiated management changes in its marketing and engineering functions. DCI recently hired a new Vice-President of Business Development with significant experience in the electronics industry. Management believes that this, combined with a focus on recruiting additional sales resources and the implementation of a major account development strategy, will lead to increased sales in fiscal 2002. DCI recently hired a new Director of Engineering to enhance its design capabilities, particularly with regards to engineering schedule performance, customer engineering interface, configuration management and document control.

Subsequent to the quarter end, DCI was approved as an EMS provider to General Electric Transportation Systems (GETS). This approval was universal throughout General Electric, thus allowing DCI to perform EMS services for all General Electric divisions. DCI's diverse design and support capabilities, as well as the ISO 9001 certification were significant factors that led to that designation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $378,000 was used by operations in the first nine months of fiscal 2001 compared to $382,000 used in the first nine months of fiscal 2000. The decrease in cash used was primarily due to a reduced net loss and higher non cash depreciation and amortization expense as compared to the prior year, offset by higher cash uses for operating assets and liabilities.

Cash used in investing activities was $270,000 for the first nine months of fiscal 2001 compared to $204,000 used in the first nine months of fiscal 2000.

Cash provided by financing activities was $669,000 in the first nine months of fiscal 2001 compared to cash provided of $659,000 in the first nine months of fiscal 2000, due primarily to increased short term borrowing ($1,028,000 compared to $675,000), net of increased principal payments on long-term debt ($359,000 compared to $16,000).

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash expected to be generated from operations, existing cash and cash equivalents and available borrowings under its existing revolving credit facility, which was amended to increase maximum borrowings from $8 million to $9 million on January 31, 2001.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is now, and may from time to time in the future be, involved in litigation in the ordinary course of its business that is not expected to have a material adverse impact on the Company or its financial affairs.

Item 3. Defaults Upon Senior Securities

Under terms of the First Amendment to the Loan and Security Agreement entered into by the Company and its senior lender, the Company is prohibited from making principal and interest payments to certain holders of subordinated debt. Accordingly, the second through the fourth quarterly payments of interest, first and second semi-annual payments of principle (totaling $74,000 and $312,000 respectively), due January 31, 2001, were not made to the former stockholders of DCI, Inc. on the $1,248,000 promissory note issued by the Company at the time of the acquisition, which is an event of default under terms of the promissory note. In addition, the second through fourth quarterly payments of interest ($38,000), due January 31, 2001, were not made to Kansas City Equity Partners
(KCEP) on the $500,000 subordinated debenture issued by the Company at the time of acquisition of DCI, Inc., which is an event of default under terms of the subordinated debenture. The subordination agreements entered into between the Company's senior lender and former DCI, Inc. stockholders significantly limit the remedies now available to those junior debt holders. As soon as its operating results permit, the Company plans to negotiate with its senior lender the ability to make the debt payments that are due.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            (a)   Exhibits:

            10 (ff)    Second Amendment to Loan and Security Agreement
            10 (gg)    Second Amendment to Letter of Credit and Loan
                       and Security Agreement
            10 (hh)    Amended and Restated Revolving Credit Note B
            10 (ii)    Amended and Restated Promissory Note
            10 (jj)    Supplemental Agreement dated February 28, 2001
                       between the Company and Keith S. Cowan
            10 (kk)    Supplemental Agreement dated February 28, 2001
                       between the Company and Tom Cargin
            10 (ll)    Supplemental Agreement dated February 28, 2001
                       between the Company and Ken Pierson

            10 (mm) Supplemental Agreement dated February 28, 2001 between the Company and Karl Gemperli
            10 (nn) Stock option agreement dated May 25, 2000 by and between the Company and Thomas C. Cargin
            10 (oo) Stock option agreement dated May 25, 2000 by and between the Company and Karl Gemperli
            10 (pp) Stock option agreement dated May 25, 2000 by and between the Company and Anthony G. Bommarito
            10 (qq) Stock option agreement dated May 25, 2000 by and between the Company and Gregory C. Brand
            10 (rr) Stock option agreement dated May 25, 2000 by and between the Company and Ronald E. Peck
            10 (ss) Stock option agreement dated May 25, 2000 by and between the Company and Michael Morgan
            10 (tt) Stock option agreement dated May 25, 2000 by and between the Company and Keith S. Cowan
            10 (uu)    Stock option agreement dated  October 2,
                       2000 by and between the Company and  Kenneth M. Pierson
            10 (vv) Stock option agreement dated February 21, 2001 by and between the Company and Kyle Reinoehl

            Exhibit 27 - Financial Data Schedule (SEC Use Only)

            (b)   Reports on Form 8-K:

                  Form 8-K filed on November 1, 2000 announcing the name change of the Company from Airport Systems International, Inc. to Elecsys Corporation.

                  Form 8-K filed on November 22, 2000 announcing results for the second Quarter and first six months of the Company's 2001 fiscal year.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ELECSYS CORPORATION AND SUBSIDIARIES

March 16, 2001        /s/ Thomas C. Cargin
---------------       ----------------------------------------------------
Date                  Thomas C. Cargin, Vice
                      President of Finance and Administration,
                      Secretary, and Principal Accounting Officer

                                  EXHIBIT INDEX

Number                  Description                                      Page

10 (ff) Second Amendment to Loan and Security Agreement
10 (gg) Second Amendment to Letter of Credit and Loan and Security Agreement
10 (hh) Amended and Restated Revolving Credit Note B
10 (ii) Amended and Restated Promissory Note
10 (jj) Supplemental Agreement dated February 28, 2001 between the Company and Keith S. Cowan
10 (kk) Supplemental Agreement dated February 28, 2001 between the
        Company and Tom Cargin
10 (ll) Supplemental Agreement dated February 28, 2001 between the
        Company and Ken Pierson
10 (mm) Supplemental Agreement dated February 28, 2001 between the
        Company and Karl Gemperli
10 (nn) Stock option agreement dated May 25, 2000 by and between the Company and
        Thomas C. Cargin
10 (oo) Stock option agreement dated May 25, 2000 by and between the Company and
        Karl Gemperli
10 (pp) Stock option agreement dated May 25, 2000
        by and between the Company and Anthony G. Bommarito
10 (qq) Stock option agreement dated May 25, 2000 by and between the Company and
        Gregory C. Brand
10 (rr) Stock option agreement dated May 25, 2000 by and between the Company and
        Ronald E. Peck
10 (ss) Stock option agreement dated May 25, 2000 by and between the Company and
        Michael Morgan
10 (tt) Stock option agreement dated May 25, 2000 by and between the Company and
        Keith S. Cowan
10 (uu) Stock option agreement dated October 2, 2000 by and between the Company and  Kenneth M. Pierson
10 (vv) Stock option agreement dated February 21, 2001 by and between the Company and Kyle Reinoehl

27                     Financial Data Schedule (SEC Use Only)