Form 10KSB
period 2001-04-30
ELECSYS CORP
filed 2001-07-30
CIK 914398

U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   Form 10-KSB
(Mark One)

      [X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            For the Fiscal year ended     April 30, 2001
                                      ----------------------

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from ____________ to _____________

            Commission file number     0-22760
                                   -------------------------

                                     Elecsys Corporation
                                     --------------------
                          (Name of small business issuer in its charter)

             Kansas                                       48-1099142
            -----------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification  No.)

             11300 West 89th Street, Overland Park, Kansas 66214
             ----------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

Issuer's telephone number (913) 495-2600
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.01 par value
          ------------------------------------------------------------------
                                    (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ____


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuer's revenues for its most recent fiscal year.    $21,716,000
                                                          ----------------------

      The aggregate market value of the voting stock held by non-affiliates of the issuer on June 24, 2001, based upon the average bid and ask prices for such stock on that date was $4,667,913. The number of shares of Common Stock of the issuer outstanding as of June 24, 2001 was 2,745,831.

     Documents incorporated by reference:

     o Portions of the Proxy Statement for the Annual Meeting of stockholders to be held September 11, 2001, are incorporated by reference into Part III.

                                     Part I

Item 1. DESCRIPTION OF BUSINESS
        -----------------------

General

     Elecsys Corporation ("Elecsys"), through its subsidiaries, is a designer and manufacturer of electronic components, sub-assemblies and systems and a marketer of electronic contract assembly services. Elecsys, as the parent company, operates two business segments through its two wholly-owned subsidiaries: (i) Airport Systems International, Inc. ("ASII"), and (ii) DCI, Inc. ("DCI"). ASII designs, manufactures and installs ground-based radio navigation and landing systems ("Navaids") and airfield lighting (collectively, the "Navaids Business"). Its customers consist of civil aviation authorities in the United States and throughout the world. Since November 1, 2000, the Navaids Business formerly conducted by Elecsys has been conducted by ASII. The electronics manufacturing services business acquired by Elecsys in February, 2000 (the "EMS Business") is conducted through DCI. DCI provides contract manufacturing services and manufactures custom liquid crystal display ("LCD") devices and panel meter and heat-seal equipment. Its products are used in aerospace, medical, industrial and consumer applications. Sales are made primarily to customers within the United States. Elecsys and its directly and indirectly owned subsidiaries are referred to collectively as the "Company."

     Elecsys was incorporated in Kansas on May 1, 1991, and completed an initial public offering on November 30, 1993.

     In fiscal year 2000, Elecsys implemented a new strategic direction, leveraging its core competency as a manufacturer of high quality electronics. The new initiative focused, primarily through acquisition, on diversifying into the manufacture and sale of electronic components and systems of both a proprietary and contract assembly nature. Contract electronics manufacturing services ("EMS") is viewed by management of the Company as a large and growing market. Growth is driven by manufacturers of all sizes outsourcing their electronics manufacturing, allowing them to focus on core business competencies such as product design and marketing.

     The first phase of the new strategy began with the acquisition of DCI in February 2000. DCI is located in Lenexa, Kansas and had sales for the calendar year ended December 31, 1999 of approximately $8.1 million. The Company has obtained ISO 9001 certification at DCI and implemented a rigorous quality assurance program critical to EMS operations. The Company focuses its EMS marketing efforts on customers that use design assistance, shorter production runs and use custom LCD displays. This differentiated strategy has been successful for DCI and led to its historical growth.

     In conjunction with the first phase of the Company's new strategy and to better define the Company's business, as well as the businesses operated by its subsidiaries, the Company changed its name from "Airport Systems International, Inc." to "Elecsys Corporation" on November 1, 2000. Simultaneously with the name change, the Company formed a wholly-owned subsidiary named "Airport Systems International, Inc." and transferred the Navaids Business from Elecsys to ASII (the "Company Restructure"). The stockholders of the Company approved the name change at the 2000 Annual Meeting on September 12, 2000.

     On June 18, 2001, ASII and Elecsys entered into an Asset Purchase
Agreement (the "Asset Purchase Agreement") with ASI Newco, Inc., a Delaware corporation and a wholly-owned subsidiary of Alenia Marconi Systems Limited ("Buyer"), to sell substantially all of the assets of ASII, subject to the terms and conditions set forth in the Asset Purchase Agreement (the
"Transaction"). The purchase price is approximately $7.7 million in cash and the assumption by Buyer of (i) approximately $1.1 million in mortgage loan debt, and
(ii) certain other liabilities of ASII incurred in the ordinary course of the Navaids Business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete description of the Transaction. The Transaction will close upon the approval of the Transaction by stockholders of Elecsys and satisfaction of all other conditions to closing set forth in the Asset Purchase Agreement.

Business Segments

A.    Electronics Manufacturing Services Business.

     DCI is a specialized electronics manufacturer providing a complete range of innovative design and manufacturing capabilities focused on miniaturization, custom display technology and automated production processes. Products and services from DCI include electronic design and manufacturing services, custom LCDs, LCD modules, digital panel instruments and electronic manufacturing process equipment. DCI designs, manufactures and supports electronic assemblies for original equipment manufacturers ("OEM") in medical, aerospace, industrial, consumer, military and other major industries. DCI operates from a 33,000 square foot manufacturing facility in Lenexa, Kansas. DCI received ISO 9001 certification in November, 2000. DCI's design and manufacturing capabilities, combined with materials management, make DCI a single resource for product development and manufacturing that allows customers to integrate their supply chains and reduce their vendor bases. DCI strives to form long-term partnerships with customers. Substantially all of DCI's sales are to domestic customers, serviced through a combination of in-house sales personnel and outside representatives.

     Electronic manufacturing services from DCI encompass turnkey product design and development, manufacturing and testing. The engineering staff provides hardware design, software design and component engineering services under contract to OEMs. Manufacturing processes produce assemblies incorporating both conventional electronic packaging and high density configurations, including ball grid array and microelectronic technologies. DCI's manufacturing capabilities include automated surface mount technology component placement, automated solder paste application and soldering, automated plated through hole component placement, wire bonded chip on board microelectronics assembly, and complete in-circuit and functional testing services. Electronic manufacturing services comprise approximately 81% of total sales.

     DCI's LCD fabrication facility produces custom LCDs and integrated display modules for all applications while also offering standard character and graphic display modules. An LCD is a low power display device in which liquid crystal material is sealed in a cell composed of specially etched plates of conductively coated glass. LCDs are used to display information in a variety of applications from commercial and industrial to consumer products where low power consumption is required. DCI fabricates LCDs for OEMs focusing on low to medium volume specialty applications. DCI contracts with an Asian manufacturer for high volume requirements. DCI is one of a few companies in the

United States capable of designing and manufacturing the complete display module involving both the LCD cell and the supporting electronics.

     DCI LCDs are produced in a clean room in its Lenexa facility. This clean room was built to Class 10000 specifications and incorporates a self-contained HVAC system with HEPA filtration and a controlled entry airlock. The clean room also includes automated glass scribing and photo-imaging process equipment. Sales of LCDs are made to customers principally in the United States. LCD and LCD module sales currently comprise approximately 10% of total EMS Business sales.

     DCI's various proprietary electronic products are targeted toward specialized niche applications. Digital panel instruments are used in process, laboratory and quality control applications including research labs, ground support equipment in the aerospace industry, waste water treatment plants, and power generation plants. These instruments measure a number of different process attributes, including voltage, current, temperature, RPM, pressure, fluid volume, and torque. Digital panel instruments may operate as stand alone equipment or interface to programmable systems. DCI electronic manufacturing process equipment is used to bond flexible connectors to either LCD glass or printed circuit boards. Proprietary equipment sales are made to end users and OEMs principally in the United States and currently comprise approximately 9% of total sales.

B.    Navaids Business

      The Navaids Business operated through ASII engages in the design, manufacture, marketing and installation of ground-based Navaids and visual aids, including airfield lighting and airfield signage. Navaids provide enroute and approach to landing guidance to aircraft, allowing them to safely navigate and land in poor visibility conditions. Navaids are required by the United States Federal Aviation Administration ("FAA") and the International Civil Aviation Organization ("ICAO") regulations at all airports in the world that conduct all-weather operations. Visual aids are used to direct aircraft along runways, taxiways and to terminals.

     ASII's Navaids products are Instrument Landing Systems ("ILS"), Very High Frequency Omni-Range Transmitters ("VOR"), and Distance Measuring Equipment ("DME"). ASII products also include airfield lighting and signage. Navaids, such as those manufactured by ASII, are an integral part of the air traffic control system used worldwide for navigation of aircraft operating in Instrument Meteorological Conditions under Instrument-Flight Rules ("IFR"). Signals generated by these products are received by electronic avionics equipment installed in all aircraft equipped for IFR, which then provide navigational guidance to the pilot. Most Navaids are radio frequency devices that use measurement of angles and distance to establish aircraft position coordinates.

     An ILS system provides the close-in navigation support to an aircraft during the approach to landing phase. An ILS is certified for use according to criteria that specify the applicable landing decision height required for a particular approach procedure. Decision height is that point above the approach end of the runway at which the pilot must either establish positive visual contact with the runway or execute a missed approach. Category I ILS permits a landing decision height of 200 feet, Category II ILS permits a landing decision height of 100 feet, and Category III ILS permits a landing decision height of 50 feet or less. ASII produces Category I, II, and III ILS.

     A VOR, in combination with DME, provides the principal means for enroute navigation currently used in the air traffic control system. A VOR located either at an airport or at enroute points between airports provides a line of bearing from a ground station to an aircraft based on 360 specific radials (each radial representing a point on the compass).

     A DME provides distance measurement from the aircraft to the DME with an accuracy of approximately 500 feet. A DME uses a pulsed system, like radar, in which the ground-based DME station replies with a pulse to an interrogating signal received from an aircraft. The distance is computed by measuring the time between signals. ASII manufactures and sells a low power DME for use at airports and a high power DME for use enroute. A DME may be used in place of marker beacons in an ILS to provide distance information to the pilot.

     ASII's revenues are generated principally from sales of its products and services to government agencies internationally and in the United States. The products are sold directly to such agencies or through prime contractors for integration into systems procured by those agencies. ASII's sales are largely dependent upon government construction and procurement contracts. The majority of ASII's revenues in any single quarter is typically derived from relatively few customers and quarterly revenue will, therefore, fluctuate based on a number of factors, including the timing and magnitude of orders, customer installation schedules, and political and economic factors. Sales are typically made pursuant to fixed price contracts, and cost overruns, if any, are assumed by ASII.

     Generally, the time from when an order is accepted until the first equipment is shipped is approximately one to three months. Training is normally completed during the production of the equipment. Final acceptance of the installed equipment (and thus completion of the installation portion of the contract) normally occurs two to four months after the equipment is shipped. Installation time can vary, however, because of weather conditions, site conditions, or the progress of other portions of the construction project into which ASII's products are incorporated. ASII generally provides a limited product warranty with its Navaids and other products. Warranty costs are tracked by ASII and have historically not varied materially from management's estimates.

      In July, 1998, the Company signed a marketing and manufacturing agreement with Idman Airfield Products ("Idman"), a manufacturer of airport lighting products based in Finland. Idman, a wholly-owned subsidiary of Philips Electronics, N.V., manufactures a complete line of airport lighting including approach, taxiway and runway lights, precision approach path indicators (PAPI), as well as control equipment. On November 1, 2000, in conjunction with the Company Restructure, the agreement with Idman was transferred from Elecsys to ASII. Under the terms of the agreement, ASII has exclusive marketing and manufacturing rights for these products in North and South America and non-exclusive distribution rights in a number of other major international markets. During fiscal 1999, FAA certification was obtained for Idman's elevated runway and taxiway lights. In July 1999, Idman's PAPI (Precision Approach Path Indicator) was certified by the FAA.

     ASII serves three primary markets: international; United States non-federal; and the United States government.

     The international market consists of all sales where the installation of products is outside the United States. Almost all countries have civil aviation authorities that regulate the airways within their borders and procure equipment for their air traffic control systems and airports. ASII sells either directly to international customers through a network of representatives or distributors, or through prime contractors. ASII has over 20 independent sales representatives covering over 35 countries.

ASII's international sales were 49%, 72% and 80%, of total consolidated sales for the fiscal years ended April 30, 2001, 2000, and 1999, respectively.

     The United States non-federal market is comprised primarily of state and local governmental entities that have responsibility for airport development, improvement and management. ASII either contracts directly with the governmental entity constructing or improving an airport for the portion of the project ASII can complete, or acts as a subcontractor to a prime contractor. ASII's United States non-federal sales were 10%, 12% and 17%, of total consolidated sales for the fiscal years ended April 30, 2001, 2000, and 1999, respectively.

     The United States government market includes all federal governmental agencies needing the installation of ASII products in the United States. The primary customers for ASII in this market are the FAA and the U.S. Air Force. Sales to the United States government were approximately 10%, 5% and 3%, of total consolidated sales for the fiscal years ended April 30, 2001, 2000, and 1999, respectively. ASII has, to date, approached this market as both a subcontractor and direct provider.

Competition

A.    Electronics Manufacturing Services Business

     DCI competes against different competitors for each of its lines of products. There are a limited number of LCD competitors in the United States. These include Planar/Standish, LXD, Crystaloid and Polytronics. Panel meter competitors include Newport Labs, Red Lion, Digitec, Non-linear Systems, Lincoln Instruments, Doric Instruments, Analogic, and Kessler Ellis. DCI competes against numerous domestic and foreign manufacturing service providers, some of whom are substantially larger than DCI, with greater financial, operating, manufacturing and marketing resources. Some have broader geographic breadth, a broader range of services, and more established overseas operations. In addition, DCI faces competition from the manufacturing operations of its current and potential customers who continually evaluate the relative benefits of internal manufacturing versus outsourcing. DCI believes that the principal competitive factors in its target markets are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication, and geographic location. To remain competitive, DCI must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete effectively on price.

B.    Navaids Business

     ASII competes against several large multi-national companies that provide a broad spectrum of products and serve a wide customer base. Most Navaids and airfield lighting and signage contracts are awarded through a sealed bid or competitive request for proposal process. The principal competitive factors in these markets are (i) product conformance with FAA and ICAO specifications, (ii) quality of product manufactured and ease of customer usability and maintenance,
(iii) delivery time, (iv) customer training and support, and (v) price. The significance of any individual factor depends on the customer and the situation. Typically, the international and United States non-federal markets have accounted for a substantial portion of ASII's revenues. It is ASII's belief that significant barriers to entry into the markets for its existing products are presented by the difficulty and expense of developing the products and obtaining FAA and international certifications and approvals.

      ASII's principal Navaids competitor in the United States non-federal market is Airsys ATM (previously Wilcox Electric Company). To ASII's knowledge, Airsys ATM is the only other United States manufacturer of ground-based Navaids of the type sold by ASII that has products certified for use in projects partially funded by the Airport Improvement Program ("AIP"). AIP funding is generally relied on for the construction of new or improved runways or airports. Airsys ATM is a joint venture company, approximately 60% owned by Thomson CSF and 40% owned by Siemens A. G., a German defense and electronics company.

     Internationally, ASII has competed against several Navaids suppliers, including Airsys ATM. However, Airsys ATM is the only competitor that has a full line of Navaids. In addition, ASII competes against several other smaller companies, none of which carry a full line of Navaids products.

     ASII has several visual aids competitors both domestically and internationally. ASII's primary competitors are ADB Alnaco (a division of Siemens A.G.), Crouse Hinds (a division of Cooper Industries), Honeywell and Standard Signs, Inc. (a privately held company).

Sources and Availability of Raw Materials and Principal Suppliers

     Generally, the raw materials used in the manufacture of ASII's and DCI's products are readily available from a number of sources in the United States.

Dependence on One or a Few Major Customers

     ASII and DCI each had sales to two customers that accounted for 34% and 35%, respectively, of their total sales in fiscal 2001, and sales to their top five customers accounted for 50% and 49%, respectively, of total sales in fiscal 2001. Upon consummation of the Transaction, management expects that future revenues will be less dependent on one or a few major customers.

Patents, Trademarks, Licenses

     The Company holds no United States or foreign patents. The Company's only trademark is the "AIRPORT SYSTEMS" name and design owned by ASII. As part of the sale of substantially all of the assets of ASII, that trademark will be sold and assigned to Buyer. The "Elecsys" name is currently pending registration with the United States Patent and Trademark Office. The Company's material intellectual property consists of drawings, plans, software, specifications and engineering and manufacturing know how that ASII, primarily, maintains as confidential proprietary information.

     In conjunction with the Company Restructure, certain agreements relating to the intellectual property of the Navaids Business were transferred from Elecsys to ASII. Included in those agreements were the following three license agreements: (i) a license agreement with Fernau Avionics, Ltd. ("FAL") dated November, 1992, in which ASII was granted an irrevocable, fully transferable, non-exclusive perpetual royalty-free license to manufacture, sell and maintain products using DME technology owned by FAL, (ii) a license agreement with Interstate Electronics Corporation ("Interstate") in which ASII has been granted a full manufacturing license to the current design with the ability to make future enhancements to the product that resulted from joint work with Interstate for the development and sale of DGPS equipment, and (iii) a license agreement with Idman to manufacture certain airfield lighting products as discussed above.

     In conjunction with the purchase of DCI, the Company obtained a non-exclusive license and information relating to the research and development of Fast response Multistable Liquid Crystal Display (FMLCD) technology from Advanced Display Systems, Inc. ("ADS"). DCI has deferred active marketing of the FMLCD pending resolution of several technical issues concerning the feasibility of the technology of ADS.

Government Approvals

     All Navaids to be installed in the United States, whether purchased by airport owners, local or state governments, or the FAA, require FAA and United States Federal Communications Commission ("FCC") approval. The Company has received all applicable approvals for Navaids sold in the United States.

     FAA approval takes different forms depending on how the equipment is procured. When the FAA purchases equipment, it typically issues a detailed specification describing the functional performance requirements and the design and production methods. FAA design and production requirements historically have contained more detailed specifications than those required in the international and United States non-federal markets, resulting in products that are more costly to produce.

     Local or state governments typically procure equipment in accordance with the technical requirements of FAA Federal Airways Regulations ("FAR") Part 171. FAR Part 171 is a functional performance requirement that does not include specific design and construction methods. The types of ILS, VOR and DME sold by ASII in the United States non-federal market have been approved in accordance with FAR Part 171 by the FAA.

     In addition, ASII contracts for certain local or state airport projects that are partially funded by the Airport Improvement Program ("AIP"), a United States government trust-fund program funded by airport user fees. When an ILS or DME is procured under a program funded by the AIP, the buyer of the equipment typically transfers ownership, maintenance and operation of the equipment to the FAA after installation is complete. There is an additional FAA approval process required for AIP-funded contracts that requires demonstration that the FAA is able to successfully maintain and operate the equipment. ASII's 2100 and 1100 model ILS and DME are approved by the FAA for AIP-funded contracts. To ASII's knowledge, Airsys ATM is the only other company in the United States with approval to supply ILS and DME for AIP-funded contracts.

     The ICAO is a United Nations chartered organization which establishes international standards for navigation equipment, and member countries' Navaids must conform with ICAO functional standards. Equipment for international procurement normally is tested after installation to insure conformance with ICAO standards. In some cases, international programs may require proof of FAR
Part 171 approval prior to bid.

Effect of Existing or Probable Governmental Regulations on the Business

     The Company is subject to federal, state and local regulations concerning the environment, occupational safety, and health. The Company has not experienced any difficulty in complying with such regulations, and compliance has not had a material impact on the Company's business or its financial results.

Research and Development

     Substantially all research and development at the Company occurs in the Navaids Business. During fiscal 2001, approximately 23% of ASII's engineering staff time was spent on research and development activities, none of which was paid for directly by any customer. In fiscal 2000, the amount of engineering time spent on research and development was 46%, none of which was paid for directly by any customer.

Total Number of Employees

     At April 30, 2001, the Company had a total of 157 full time employees. Of these, 62 were employees of ASII and 95 were employees of DCI. Upon the consummation of the Transaction, all of the employees of ASII (except Tom Cargin and Keith Cowan) will become employees of Buyer. The number of employees of DCI will not change as a result of the Transaction. The Company's employees are not represented by a labor organization.

Item 2.  DESCRIPTION OF PROPERTY

     Real Estate - The Company conducts its EMS Business from a 33,000 square foot facility built on four acres at 15301 West 109th Street, Lenexa, Kansas. The Company has a leasehold interest in this property subject to City of Lenexa, Kansas Variable Rate Demand Industrial Development Revenue Bonds (DCI Project) Series 1998. The face amount outstanding on the bond at April 30, 2001 was $2,470,000 and is due in annual payments of $100,000 to $200,000 through 2017. Approximately 20,000 square feet is used for manufacturing while the remaining 13,000 square feet is used for engineering, administration and marketing.

     ASII's Navaids Business conducts operations from a facility of approximately 50,000 square feet at 11300 West 89th Street in Overland Park, Kansas. Approximately 26,000 square feet is used for manufacturing, approximately 17,000 square feet is used for engineering and training, while the remaining 7,000 square feet is used for administration and marketing. The building and the seven acres on which it is located are owned by the Company, subject to a first mortgage due June, 2011. The principal balance of that mortgage at April 30, 2001, was $1,141,000 with a final payment of approximately $788,200 due at maturity assuming no prepayments. In conjunction with the closing of the Transaction, the building used by ASII will be transferred to Buyer and the first mortgage will be assumed by the Buyer. The Company believes its existing facilities provide adequate capacity for growth for the foreseeable future. No specific plans have been formed at the present time for expanding any facility; however, the Company believes it has a range of suitable alternatives for future expansion.

     Manufacturing and Engineering Equipment - The EMS Business manufacturing capability includes equipment for high speed, as well as low to moderate volume, insertion of surface amount components, automated through-hole axial lead equipment, controlled solder paste applications and advanced clean-room capabilities. The Navaids Business manufacturing equipment is suitable for its low volume electronics production. The test department at ASII is equipped with general purpose and automatic test equipment, with all Navaids assemblies tested environmentally in a temperature chamber. ASII's engineering department is equipped with state of the art design and test equipment, including advanced computer-aided design systems, radio frequency signal modeling software and necessary test and design equipment.

Item 3.  LEGAL PROCEEDINGS

     The Company is a party to several lawsuits, none of which the Company believes to be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended April 30, 2001.

                                     Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Stock Trading - The Company's common stock trades on the American Stock Exchange under the symbol ASY.

Common Stock Price Range and Dividend Information - The prices in the table below represent the high and low sales prices for Elecsys common stock as reported by the American Stock Exchange. No cash dividends have been declared. As of April 30, 2001, the Company had approximately 2,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.


          2001                     High           Low
                               ------------------------------
          First Quarter          $    2 1/2    $       1 5/8
          Second Quarter              2 3/4          1 11/16
          Third Quarter              2 7/16           1 5/16
          Fourth Quarter              1 3/4            1 1/5
          For the Year                2 3/4            1 1/5

          2000                     High           Low
                               ------------------------------
          First Quarter             $ 2 1/8       $  1 11/16
          Second Quarter            3 15/16           2 1/16
          Third Quarter             2 15/16           2 1/16
          Fourth Quarter            2 13/16            2 1/8
          For the Year              3 15/16          1 11/16

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of ASII

     The sale of substantially all of the assets of ASII will allow the Company to focus its efforts on the EMS Business, which, because of its significantly larger market, is viewed as having higher growth potential. The Transaction will allow the Company to repay debt, strengthen its balance sheet and remove other financial obligations in the form of standby letters of credit that were issued against the Company's bank credit facility to secure performance bonds, bid bonds and down payments related to contracts entered into by ASII. The Company intends to use the proceeds from the sale to pay short term borrowings outstanding on its bank line of credit and a term note payable to the bank (due in February 2003), pay principal and interest owed in arrears to subordinated debt holders and pay related transaction costs. A summary of the cash received, and use of the proceeds, assuming the Transaction was completed on April 30, 2001 follows (in thousands):

      Purchase price (a)                                                $7,700

      Adjustment to the purchase price (a)

         Final closing net asset value (b)            $7,182

         Target net asset value (a )                   6,046
                                                      ------

         Adjustment to purchase price                  1,136             1,136
                                                                         -----

         Cash proceeds                                                   8,836



      Uses of cash proceeds:

         Retire line of credit and term note payable to bank           (5,711)

         Payment of sub-debt principal in arrears                        (312)

         Payment of sub-debt interest in arrears                         (150)

         Estimated transaction costs                                     (200)
                                                                        ------

Net cash received                                                       $2,463
                                                                        ======

(a)   As set out in the Asset Purchase Agreement

(b) Net assets of ASII as of April 30, 2001 less adjustment of $727 to the net assets as agreed to in the Asset Purchase Agreement.

Results of Company Operations

      The following table sets forth for the years indicated, certain statement of operations data of the Company (in thousands):

                                                      Year Ended
                                      ------------------------------------------
                                         April 30, 2001       April 30, 2000
                                      ------------------------------------------

Sales                                   $21,716    100.0%    $15,128     100.0%
Cost of products sold                    14,951     68.8%     10,793      71.3%
                                      ------------------------------------------
Gross margin                              6,765     31.2%      4,335      28.7%
Selling, general and administrative
  expenses                                5,757     26.5%      4,456      29.5%
Research and development expenses            82       .4%        831       5.5%
                                       -----------------------------------------
Operating income (loss)                     926      4.3%      (952)     (6.3%)
Interest expense                        (1,023)    (4.7%)      (377)     (2.5%)
Other income, net                             1       ---          9        .1%
                                       -----------------------------------------
Loss before income taxes                   (96)     (.4%)    (1,320)     (8.7%)
Income tax expense                        (117)     (.5%)        ---        ---
                                       -----------------------------------------
Net loss                                 $(213)     (.9%)   $(1,320)     (8.7%)
                                       =========================================

      Because fiscal year 2000 reflects DCI operating results only for the period February 7, 2000 to April 30, 2000, the following summarized financial information is being presented to assist the reader in understanding the impact DCI had on operations in fiscal year 2001 and 2000:

                                                  2001
                          ------------------------------------------------------

                          Navaids          EMS       Inter-segment      Total

Sales                  $  15,078      $  7,183       $   (545)      $  21,716
Gross Margin               4,157         2,609             (1)          6,765
% of Sales                   28%           36%                            31%
Operating Income       $     660      $    267       $     (1)      $     926

                                                  2000
                          ------------------------------------------------------

                          Navaids          EMS       Inter-segment      Total
Sales                  $  13,483      $  1,792       $   (147)      $  15,128
Gross Margin               3,516           836            (17)          4,335
% of Sales                   26%           47%                            29%
Operating Income
  (loss)               $ (1,163)      $    228       $    (17)      $   (952)

     Consolidated sales in 2001 were $21.7 million, $6.6 million or 43% higher than sales in 2000 of $15.1 million. This was due primarily to higher sales from DCI as a result of reporting a full year worth of sales. DCI sales after inter-company elimination totaled $6.6 million in 2001 and $1.6 million in 2000, which only included sales from February 7, 2000 (the date DCI was acquired) to April 30, 2000. ASII sales were $15.1 million, up $1.6 million, or 12% compared to 2000. This increase was due to an increase in the number of units shipped resulting from a higher opening backlog and increased orders for Navaids.

     Consolidated gross margin was $6.8 million, or 31% of sales, up $2.5 million or 56% from $4.3 million, or 29% of sales in 2000. Consolidated gross margin increased primarily as a result of gross margin generated from DCI and the shipment by ASII of higher gross margin contracts during 2001. DCI gross margins totaled $2.6 million, or 36% of its sales. The higher gross margin contracts shipped by ASII consisted primarily of spares orders, which generally have higher gross margins.

     Selling, general and administrative ("SG&A") expenses increased $1.3 million, or 29% in 2001. The increase was due primarily to an increase in DCI expenses from $600K (for the period February 7, to April 30, 2000) to $2.3 million for fiscal 2001. ASII's fiscal 2001 SG&A expenses were $3.4 million, down from $3.8 million in fiscal 2000. As a percent of sales, SG&A expenses decreased from 29% to 26% primarily as a result of higher consolidated sales.

     Research and development expenses decreased $749,000 or 90% in 2001 to $82,000, reflecting decreased labor and expenses related to development work on the new Category II/III ILS. Expenditures made during fiscal 2000 were primarily to obtain Category III approval from the FAA for the ILS and to reduce production costs. No significant new projects were undertaken by the Company during 2001.

     Interest expense increased from $377,000 to $1,023,000 due to higher average short term borrowings, the additional debt taken on as a result of the DCI acquisition, and higher average interest rates.

     No domestic income tax provision or benefit was recorded for fiscal 2001 or 2000 due primarily to net operating losses incurred in fiscal 2001 and 2000 as well as the establishment of valuation reserves against deferred tax assets related to net operating loss carry forwards. The tax benefits will be recognized in the future when used to offset future taxable income. The income tax expense shown in fiscal 2001 reflects foreign income taxes related to a contract completed by ASII in a foreign country.

     As a result of the above, the net loss for 2001 was $213,000, compared to a net loss of $1,320,000 in 2000.

Backlog

      The following table sets forth the domestic and international backlog of ASII as of the dates indicated (in thousands):

                                     April 30, 2001        April 30, 2000
                                     --------------        --------------

Domestic                             $ 2,093     40.9%         $ 351      6.4%

International                          3,024    59.1%          5,115     93.6%
                                   --  -----    ------ --      -----     -----

Total                                $ 5,117    100.0%       $ 5,466    100.0%
                                     =======    ======       =======    ======

      ASII's backlog decreased $349,000 or 6% to $5.1 million at April 30, 2001, compared to $5.5 million at April 30, 2000. Approximately 57% of the backlog at April 30, 2001 consists of three contracts. Thirty-three percent of the backlog represents a contract to provide localizer antennas to a contractor for supply to the United States Air Force. This contract also includes options to purchase additional antennas valued at $3.7 million. Twelve percent of the backlog represents a contract with a major U.S. air traffic control contractor for the delivery of spares to support multiple ILS systems into South America, while 12% of the backlog represents a contract to provide a VOR/DME into South America. Substantially all of the ASII backlog at April 30, 2001 is expected to be completed and shipped in fiscal 2002.

Inflation

     The effect of inflation on the Company has not been significant over the past several years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, as well as material and labor rates to increase faster than prices could be increased on new contracts.

Liquidity and Capital Resources

     Net cash of $296,000 was used in operations in 2001 compared to net cash used of $692,000 in 2000. The improvement was principally the result of a lower net loss for the year, higher non-cash depreciation and amortization as compared to the previous year, and decreases in inventory offset by decreases in accounts payable and customer deposits. The increases in non-cash depreciation and amortization are due primarily to depreciation and amortization of fixed assets and the costs in excess of net assets acquired related to the DCI acquisition. The decline in inventory was due primarily to units held by ASII at April 30, 2000 awaiting customer acceptance or delivery instructions. These units were subsequently shipped in fiscal 2001. Customer deposits were down principally due to a decrease in bookings of contracts during the year with down payment provisions.

     Cash used in investing activities decreased to $206,000 for 2001 compared to $2.7 million in 2000 reflecting the purchase in 2000 of DCI as well as decreased property and equipment expenditures partially offset by decreased proceeds from the sale of property and equipment.

     Cash provided by financing activities was $528,000 in 2001 compared to $3.3 million in 2000. The decrease is due primarily to decreased borrowings on the Company's bank line of credit in 2001 and proceeds from the issuance in 2000 of common stock and subordinated debt through a private placement, which funded the purchase of DCI in fiscal 2000.

     The Company has a line of credit agreement with a bank that expires August 8, 2001. At April 30, 2001 the Company had borrowings outstanding on the line of credit totaling $5,241,000. In addition, it had issued against this line of credit standby letters of credit totaling $1,932,000. The Company also has a term note due this bank which matures in February 2003. At April 30, 2001 the amount due on this term note was $470,000. At April 30, 2001, the Company was in default of its net worth covenant. Because the bank has a right, pursuant to an event of default, to demand repayment of all amounts outstanding under its credit agreements, although it has not expressed its interest to do so, we have classified this note payable as a current maturity. As a result of the sale of the assets of ASII, the Company expects to repay its line of credit and term note payable to the bank. In addition, under terms of the agreement, the Buyer will assume the obligations of ASII related to the outstanding standby letters of credit. The Company also expects to realize sufficient cash from the proceeds of the Transaction which, combined with cash expected to be generated from remaining operations, will meet on-going requirements for working capital and capital expenditures. For these reasons, the Company and the bank have elected not to negotiate a banking facility agreement until the Transaction is completed, and at that time the Company anticipates an appropriate banking facility can be finalized.

New Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is required to be adopted in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. When this Statement was adopted in May 2001, it did not have a material impact on the Company's consolidated financial statements.

Forward Looking Statements

     This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below and the factors and conditions described under the headings "Backlog," and in the discussion of "Results of Operations" contained in

Management's Discussion and Analysis of Financial Condition and Results of Operations of this Proxy Statement, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7. FINANCIAL STATEMENTS

      The information required for Item 310(a) of Regulation S-B and provided on pages F-1 through F-23 of this filing on Form 10-KSB are hereby incorporated by reference herein.

                                    Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's Directors required by Item 9 will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference.

     The information relating to Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference.

      The information relating to the Company's Executive Officers, as required by Item 9, is set forth in the following table and description of backgrounds:

     NAME               AGE               POSITION
     ----               ---               --------

Keith S. Cowan            47        President, Chief Executive Officer and
                                    Director

Karl B. Gemperli          37        President-DCI, Inc.

Thomas C. Cargin          46        Vice President-Finance and
                                    Administration, Secretary and Director

Anthony G. Bommarito      49        Vice President-Engineering &
                                    Manufacturing-ASII

John R. Wharton           59        Vice President-Sales-ASII

Gregory C. Brand          51        Vice President-Field Operations and
                                    Training

Ronald E. Peck            40        Vice President-Quality


     Each of the executive officers is a full-time employee of the Company. Set forth below are descriptions of the backgrounds of the executive officers of the Company.

     Keith S. Cowan has served as President and a Director of the Company since September, 1991, and as Chief Executive Officer of the Company since August, 1993. Prior to joining the Company, Mr. Cowan was an employee of the Teledyne Controls Division of Teledyne, Inc. for more than five years, last serving as Vice President, Airport and Instrumentation Products. Mr. Cowan has over 27 years of system engineering, project management and corporate experience in the development, manufacturing and sale of electronic systems. He is also a licensed pilot holding a commercial and instrument rating.

     Karl B. Gemperli has served as President of DCI, Inc. since February 2000. Prior to joining the Company, Mr. Gemperli was an employee of Catalyst, Inc., last serving as Regional Manager from March 1999 to December 1999. From March 1996 to March 1999, Mr. Gemperli was an employee of the Company, last serving as Vice President of Manufacturing. Prior to joining the Company, Mr. Gemperli was an employee of BF Goodrich Aerospace, Test Systems Division for more than five years, last serving as Director of Manufacturing. Mr. Gemperli has over 16 years of electronic manufacturing experience.

     Thomas C. Cargin has served as Vice President-Finance and Administration of the Company since December, 1991, as its Secretary since March, 1993, and as a Director of the Company since October, 1993. Prior to joining the Company, Mr. Cargin was a partner in the accounting firm of Ifft & Barber since 1989 and prior to that was an employee of DYMON, Inc., a specialty chemical manufacturer located in Kansas City, Kansas, since 1983, last serving as Vice President of Finance and Chief Financial Officer. Mr. Cargin is a Certified Public Accountant with over 24 years of public accounting and private industry accounting experience. He is also a licensed pilot holding an instrument rating.

     Anthony G. Bommarito has served as Vice President-Engineering of the Company since June, 1998. Prior to joining the Company, Mr. Bommarito was an employee of Airsys ATM, Inc. (formerly Wilcox Electric), for more than 18 years, last serving as Director of Engineering and Product Development. Mr. Bommarito has over 28 years in engineering experience.

      John R. Wharton has served as Vice President-Sales of the Company since May, 1991. Prior to joining the Company, Mr. Wharton was employed by Aviation Systems, Inc., since 1988, last serving as Vice President of Marketing, and prior thereto by Wilcox Electric for over 21 years. Mr. Wharton has over 36 years experience in marketing airport navigation aids both in the United States and internationally.

     Gregory C. Brand has served as Vice President-Field Operations and Training since May, 1997. Prior to that, he was Manager of Field Services since September, 1996. Prior to joining the Company, Mr. Brand was an employee of Wilcox Electric. Mr. Brand has over 24 years experience in field installation and program management. He is also a licensed pilot holding an instrument rating.

     Ronald E. Peck has served as Vice President of Quality since February 2000. Prior to that he served as Vice President of Manufacturing since May, 1999 and prior to that Vice President of Quality since May, 1998 and Director of Quality since April 1997. Prior to joining the Company, Mr. Peck was an employee of Raytheon Company, last serving as a Principal Quality Assurance Engineer. Mr. Peck has over 18 years of quality assurance experience.

Item 10. EXECUTIVE COMPENSATION

     The information required by Item 10 will be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND      MANAGEMENT

     The information required by Item 11 will be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no transactions of the type required to be disclosed by Item 12.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: The following exhibits have been previously filed or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:


NUMBER            DESCRIPTION

 2 Asset Purchase Agreement dated June 18, 2001, by and among the Company, ASII and ASI Newco, Inc., attached as Exhibit 10.1 of the Company's Form 8-K, filed on June 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

 3.1              ARTICLES OF INCORPORATION

                  The amended Articles of Incorporation of the Company dated September 14, 1994, attached as Exhibit 3.1 pages 19-55 of the Company's Form 10-KSB, filed July 31, 1995 with the Securities and Exchange Commission is incorporated herein by reference.

                  An amendment to the Articles of Incorporation of the Company dated November 1, 2000, attached as Exhibit 4.2 of the Company's Form S-8, filed June 19, 2000 with the Securities and Exchange Commission, is incorporated herein by reference.

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

  10              MATERIAL CONTRACTS

               (a) Restated 1991 Stock Option Plan attached as Exhibit 10.5 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (b) Stock Option Agreement dated September 3, 1991, by and between the Company and Keith S. Cowan, as amended, attached as Exhibit 10.6 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (c) Stock Option Agreement dated January 15, 1992, by and between the company and Thomas C. Cargin, attached as
                    Exhibit 10.7 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (d) Stock Option Agreement dated January 15, 1992, by and between the Company and John R. Wharton, attached as Exhibit
                    10.9 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (e) Stock Option Agreement dated June 25, 1993, by and between the Company and Keith S. Cowan, attached as Exhibit 10.11 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (f) Stock Option Agreement dated June 25, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.12 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (g) Stock Option Agreement dated June 25, 1993, by and between the Company and John R. Wharton, attached as Exhibit 10.14 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (h) Stock Option Agreement dated October 1, 1993, by and between the Company and Keith S. Cowan, attached as Exhibit 10.15 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (i) Stock Option Agreement dated October 1, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.16 of the

                    Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (j) Stock Option Agreement dated October 1, 1993, by and between the Company and John R. Wharton, attached as Exhibit 10.18 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (k) Employment Agreement dated June 22, 1993, by and between the Company and Keith S. Cowan, attached as Exhibit 10.1 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (l) Employment Agreement dated October 11, 1993, by and between the Company and Thomas C. Cargin, attached as Exhibit 10.2 of the Company's Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

               (m) Covenant Not To Compete Agreement dated March 20, 1997, by and between the Company and Michael M. Warner, attached as
                    Exhibit 10.(u) of the Company's Form 10-KSB, filed July 31, 1997 with the Securities and Exchange Commission, is incorporated herein by reference.

               (n) Distribution Agreement between Idman OY and the Company, attached as Exhibit 10.2 of the Company's Form 10-QSB filed September 14, 1998, is incorporated herein by reference.

               (o) Stock Option Agreement dated September 15, 1998, by and between the Company and Michael J. Meyer, attached as
                    Exhibit 10.1 of the Company Form 10-QSB, filed December 15, 1998, with the Securities and Exchange Commission, is incorporated herein by reference.

               (p) Stock Option Agreement dated September 15, 1998, by and between the Company and Walter H. Stowell, attached as
                    Exhibit 10.2 of the Company's Form 10-QSB, filed December 15, 1998, with the Securities and Exchange Commission, is incorporated herein by reference.

               (q) Stock Option Agreement dated September 15, 1998, by and between the Company and Robert D. Taylor, attached as
                    Exhibit 10.3 of the Company's Form 10-QSB, filed December 15, 1998, with the Securities and Exchange Commission, is incorporated herein by reference.

               (r) Amendment of the Company's Restated 1991 Stock Option Plan, increasing the number of shares of Common Stock subject to option thereunder from 375,000 shares to 475,000 approved by the shareholders at the annual stockholders meeting held September 15, 1998, attached as Exhibit 10(cc) of the Company's Form 10-KSB filed July 29, 1999 with the Securities and Exchange Commission, is incorporated herein by reference.

               (s) Employment Agreement dated December 6, 1999, by and between the Company and Karl Gemperli attached as Exhibit 10(cc) of the Company's Form 10-KSB, filed July 28, 2000, with the Securities and Exchange Commission is incorporated herein by reference.

               (t) Stock Option Agreement dated December 6, 1999, by and between the Company and Karl Gemperli attached as Exhibit 10(dd) of the Company's Form 10-KSB, filed July 20, 2000, with the Securities and Exchange Commission, is incorporated herein by reference.

               (u) First Amendment to Loan and Security Agreement dated July 15, 2000, by and among ASII, DCI and Bank of America, attached as Exhibit 10(ee) on the Company's Form 10-QSB, filed September 14, 2000, with the Securities and Exchange Commission, is incorporated herein by reference.

               (v) Second Amendment to Loan and Security Agreement dated January 31, 2001, by and among the Company, ASII, DCI and Bank of America, attached as Exhibit 10(ff) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (w) Second Amendment to Letter of Credit and Loan and Security Agreement dated January H 31, 2001, by and among the Company, ASII, DCI and Bank of America, attached as Exhibit 10(gg) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (x) Amended and Restated Revolving Credit Note B of Elecsys, ASII and DCI in favor of Bank of America dated January 31, 2001, attached as Exhibit 10(hh) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (y) Amended and Restated Promissory Note of ASII and DCI in favor of Bank of America dated January 31, 2001, attached as
                    Exhibit 10(ii) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (z) Supplemental Agreement dated February 28, 2001, between the Company and Keith S. Cowan, attached as Exhibit 10(jj) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (aa) Supplemental Agreement dated February 28, 2001, between the
                    Company and Tom Cargin, attached as Exhibit 10(kk) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (bb) Supplemental Agreement dated February 28, 2001, between the
                    Company and Ken Pierson, attached as Exhibit 10(ll) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (cc) Supplemental Agreement dated February 28, 2001, between the
                    Company and Karl Gemperli, attached as Exhibit 10(mm) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (dd) Stock Option Agreement dated May 25, 2000, by and between the Company and Thomas C. Cargin, attached as Exhibit 10(nn) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (ee) Stock Option Agreement dated May 25, 2000, by and between the Company and Karl Gemperli, attached as Exhibit 10(oo) of the Company's Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (ff) Stock Option Agreement dated May 25, 2000, by and between the Company and Anthony G. Bommarito, attached as Exhibit 10(pp) of the Company's Form 10-QSB filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (gg) Stock Option Agreement dated May 25, 2000, by and between the Company and Gregory C. Brand, attached as Exhibit 10(qq) of the Company's Form 10-QSB filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (hh) Stock Option Agreement dated May 25, 2000, by and between the Company and Robert E. Peck, attached as Exhibit 10(rr) of the Company's Form 10-QSB filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (ii) Stock Option Agreement dated May 25, 2000, by and between the Company and Michael Morgan, attached as Exhibit 10(ss) of the Company's Form 10-QSB filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (jj) Stock Option Agreement dated May 25, 2000, by and between the Company and Keith S. Cowan, attached as Exhibit 10(tt) of the Company's Form 10-QSB filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (kk) Stock Option Agreement dated October 2, 2000, by and between the Company and Kenneth M. Pierson, attached as Exhibit 10(uu) of the Company's Form 10-QSB filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

               (ll) Stock Option Agreement dated February 21, 2001, by and between the Company and Kyle Reinoehl, attached as Exhibit 10(vv) of the Company's Form 10-QSB filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

21                SUBSIDIARIES OF THE COMPANY

23                CONSENT OF EXPERTS AND COUNSEL

(b) Reports on Form 8-K: The following were reports filed on Form 8-K or 8-K/A during the last quarter of the fiscal year:

      Date of Filing                Item 2

      February 22, 2001         Form 8-K, announcing Elecsys Corporation
                                results for third quarter and nine months ended
                                January 31, 2001.

      February 23, 2001         Form 8-K, reporting on a Regulation FD
                                Disclosure presentation by Mr. Cowan
                                made to investors on February 23, 2001.

      March 13, 2001            Form 8-K, reporting on the award of
                                navaids contracts in Brazil totaling $2.4 million.

      April 26, 2001            Form 8-K, reporting on the award of
                                navaids contracts in Central America, South
                                America, Africa and the U.S.A. in amounts totaling $3.5 million.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ELECSYS CORPORATION

                                          By:   /s/ Keith S. Cowan


                                                Keith S. Cowan
                                                President and Chief Executive
                                                Officer

Date:  July 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Keith S. Cowan                                    Date:  July 30, 2001
------------------------------
Keith S. Cowan
President, and Director
(Chief Executive Officer)



/s/ Thomas C. Cargin                                  Date:  July 30, 2001
------------------------------
Thomas C. Cargin
Director
(Vice President-Finance and
Administration, Principal Financial
Officer, and Secretary)



/s/ Michael J. Meyer                                  Date:  July 30, 2001
------------------------------
Michael J. Meyer
Director



/s/ Robert D. Taylor                                  Date:  July 30, 2001
------------------------------
Robert D. Taylor
Director

                           FINANCIAL STATEMENTS INDEX


Reports of Independent Auditors  . . . . . . . . . . . . . . . . . . . . .F2

Consolidated Balance Sheets as of April 30, 2001 and 2000 . . . . . . . . F3

Consolidated Statements of Operations for each of the two years in the period ended April 30, 2001 . . . . . . . . . . . . . . . . . . F5

Consolidated Statements of Stockholders' Equity for each
   of the two years in the period ended April 30, 2001 . .  . . . . . . . F6

Consolidated Statements of Cash Flows for each of the two years in the period ended April 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . F7

Notes to Consolidated Financial Statements for each of the two years ended April
   30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F9

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elecsys Corporation (formerly Airport Systems International, Inc.) and subsidiaries (the Company) as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and subsidiaries at April 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




Kansas City, Missouri
June 29, 2001

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                       (In thousands except share data)

                                                                  April 30,
                                                           2001             2000
                                                           ----             ----
ASSETS
   Current assets:
      Cash and cash equivalents                      $     26       $       --
      Accounts receivable, less allowances of
       $60 in 2001 and $67 in 2000 (Note 4)             5,828             5,812
      and $67 in 2000 (Note 4)

      Inventories (Note 4)                               7,444            7,988


      Prepaid expenses                                    260              230
                                                      --------       ----------
   Total current assets                                 13,558           14,030

   Property and equipment, at cost (Notes 4 and 5):
      Land                                                 860              860
      Building and improvements                          2,173            2,136
      Equipment                                          3,644            3,407
                                                      --------       ----------
                                                         6,677            6,403
      Accumulated depreciation and amortization         (2,511)          (2,049)
                                                      --------       ----------
                                                         4,166            4,354

   Restricted cash (Note 5)                              1,153            1,288
   Other assets, net                                       159              268
   Cost in excess of net assets acquired
      (Note 2)                                           2,014            1,868
                                                      --------            -----

Total assets                                           $ 21,050      $   21,808
                                                       ========      ==========

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                       (In thousands except share data)


                                                                 April 30,
                                                          2001            2000
                                                          ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Note payable to bank (Note 4)                 $    5,241       $   4,340
      Accounts payable                                   1,751           1,968
      Accrued expenses                                   2,020           1,716
     Customer deposits                                     217           1,223
      Income taxes payable                                 ---             154
      Current portion of long-term debt
       (Note 5)                                          1,755             679
                                                     ---------        ---------
   Total current liabilities                            10,984          10,080
   Long-term debt, less current portion
      (Note 5)                                           3,856           5,371

   Stockholders' equity (Note 7):
        Common stock, $.01 par value:
         Authorized shares - 5,000,000;
         Issued and outstanding shares -
         2,635,581 and  2,578,913 in 2001 and 2000,
         respectively                                       26              26

      Additional paid-in capital                         8,088           8,003

      Receivable from officers from sale of
        stock                                             (19)             ---
      Accumulated deficit                                1,885)          (1,672)
                                                     ---------        ---------
   Total stockholders' equity                            6,210            6,357
                                                     ---------        ---------
Total liabilities and stockholders' equity           $  21,050        $  21,808
                                                     =========        =========

    See accompanying notes.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                     (In thousands except per share data)


                                                Year Ended April 30,
                                                   2001            2000
                                                   ----            ----
Sales                                           $ 21,716        $  15,128
Cost of products sold                             14,951           10,793
                                                --------        ---------
Gross margin                                       6,765            4,335

Selling, general and administrative expenses       5,757            4,456

Research and development expenses                    82               831
                                               --------          ---------

Operating income (loss)                             926              (952)

Other income (expense):
  Interest expense                                (1,023)            (377)
  Other income, net                                    1                9
                                                --------        ---------
Loss before income taxes                            (96)          (1,320)
Income tax expense                                   117              ---
                                                --------        ---------
Net loss                                        $  (213)        $ (1,320)
                                                ========        =========

Basic and diluted loss per common share         $  (.08)        $   (.57)
                                                ========        =========
Basic and diluted weighted average common
   shares outstanding                              2,588            2,311
                                                ========        =========

    See accompanying notes.

                      Elecsys Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity
                                 (In thousands)



                                                      Receivable
                                                    from officers
                                         Additional  from sale of                  Total
                              Common     Paid-In     Common        Accumulated Stockholders'
                               Stock     Capital      Stock          Deficit      Equity


Balance at April 30, 1999     $      22  $    7,218   $    ---       $    (352)  $    6,888
     Issuance of common
     stock through private
     placement                        2         498        ---            ---           500
     Issuance of common
     stock warrants                  --          50        ---            ---            50
     Issuance of common
     stock in connection
     acquisition                      2         237        ---            ---           239
     Net loss                       ---          --      ---           (1,320)       (1,320)
                              ---------  ---------- ------------   ---------   ----------

Balance at April 30, 2000            26       8,003       ---          (1,672)        6,357
   Issuance of common stock
   to officers in exchange
   for notes receivable             ---          85      (85)           ---            ---
   Payments on notes
   receivable from officers                                66           ---             66
   Net loss                         ---         ---       ---          (213)         (213)
                              ---------  ----------  ------------  ---------    ----------


Balance at April 30, 2001     $      26    $  8,088  $    (19)     $ (1,885)    $    6,210
                              =========    ========  ============  =========    ==========


    See accompanying notes.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                             Year ended April 30,
                                                    2001       2000
Operating Activities:
Net loss                                       $  (213)    $(1,320)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                     729         413
   Changes in operating assets and
   liabilities net of the acquisition of
   DCI, Inc. and KHC
      Accounts receivable, net                      (16)         948
      Income taxes refundable                          -         634
      Inventories                                    307     (2,255)
      Other current assets                          (30)       (175)
      Additions to other assets                        -       (219)
      Accounts payable                             (217)         449
      Accrued expenses and customer deposits       (702)         833
      Income taxes payable                        (154)           -
                                               --------    --------
Net cash used in operating activities              (296)       (692)
Investing Activities:
Acquisition of DCI, Inc. and KHC                    (47)     (2,880)
Purchases of property and equipment                (322)       (489)
Restricted cash                                      135         110
Proceeds from sale of property and
equipment                                             28         583
                                                --------    --------
Net cash used in investing activities              (206)     (2,676)

                                                           Year ended April 30,
                                                             2001           2000
                                                             ----           ----
Financing Activities:
Principal payments on long-term debt                   $  (439)        $  (315)
Net borrowings on note payable to bank                      901         2,590
Payments on notes receivables from officers                  66           500
Proceeds from issuance of long-term debt                    ---             500
                                                       --------        --------
Net cash provided by financing activities                   528           3,275
                                                       --------        --------
Net (increase) in cash and cash equivalents                  26            (93)
Cash and cash equivalents at beginning of year              ---              93
                                                       --------        --------
Cash and cash equivalents at end of year               $     26        $    ---
                                                       ========        ========

Supplemental Disclosures of Cash Flow
Information:
Cash paid during the year for:
Interest                                               $    749        $    331
                                                       ========        ========
Income taxes                                           $    117        $    ---
                                                       ========        ========

Non-Cash Financing Activities:
Issuance of subordinated debt in conjunction
  with acquisition of DCI, Inc. and KHC                $    ---        $  1,248
                                                       ========        ========
Issuance of common stock in conjunction with
  acquisition of DCI, Inc. and KHC                     $    ---        $    239
                                                       ========        ========
Common stock issued to officers in exchange for
  notes receivable                                     $     85        $    ---
                                                       ========        ========


See accompanying notes.



PAGE>



                      Elecsys Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

                                 April 30, 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     On November 1, 2000, Airport Systems International, Inc. changed its name to Elecsys Corporation and simultaneously formed a wholly-owned subsidiary named Airport Systems International, Inc. (ASII). In conjunction with the formation of ASII, Elecsys Corporation transferred the assets and operations of the navaids business into ASII. Elecsys Corporation and its subsidiaries, (collectively the "Company"), are primarily engaged in the design and manufacture of various electronic components, sub-assemblies and systems. Through its navaids unit, the Company designs, manufactures and installs ground-based radio navigation and landing systems (navaids) and airfield lighting. The Company's electronic manufacturing services (EMS) unit provides contract electronic manufacturing services, custom liquid crystal display devices as well as other metering and heat seal equipment. The Company markets and sells its products both internationally and domestically.

     As more fully described in Note 3, on June 18, 2001, the Company entered into an agreement to sell substantially all the assets and operations of its navaids unit.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Elecsys Corporation (Elecsys) and its wholly-owned subsidiaries ASII, DCI, Inc.
(DCI) and ASII International, Inc. (a foreign sales corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less.

Restricted Cash

     As more fully described in Note 5, DCI issued Industrial Revenue Bonds totaling $2,570,000 during 1998. The unexpended proceeds from the Industrial Revenue Bonds have been classified as restricted cash in the accompanying consolidated balance sheets. All such restricted cash is reserved for future eligible equipment additions.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and derivative financial instruments, which were not material in 2001 and 2000. The Company grants credit to customers who meet the Company's pre-established credit requirements. The Company generally requires foreign customers to issue letters of credit, which secure payment of their accounts receivable balances. Credit losses are provided for in the Company's consolidated financial statements and historically have been within management's expectations.

Revenue Recognition

     Revenue from the Company's EMS unit is recognized upon shipment of products. The Company's navaids unit generates revenues pursuant to contracts with its customers, most of which are less than one year in duration. Revenue on these contracts is principally recognized using the percentage of completion, units of delivery method.

Inventories

     Inventories are stated at the lower of cost or market. Inventories at the Company's EMS unit are valued using the first-in, first-out (FIFO) method. Inventories at the navaids unit are valued principally under the last-in, first-out (LIFO) method. Inventories valued under the LIFO method comprised approximately 65% and 72% of consolidated inventories at April 30, 2001 and 2000, respectively. At April 30, 2001 and 2000, cost of these LIFO inventories exceeded current cost by approximately $634,000 and $685,000, respectively.

      Inventories are summarized by major classification as follows (in thousands):
                                                     April 30,
                                                 2001       2000

Raw materials                                  $ 3,984   $ 4,802
Work-in-process                                  2,425      1,398
Finished goods                                   1,035     1,788
                                               -------   -------
                                               $ 7,444   $ 7,988
                                               =======   =======

Property and Equipment

Depreciation is computed using the straight-line method over the following estimated useful lives:

                         Description                   Years

                         Building and improvements       30

                         Equipment                       5-8

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are recorded based upon the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

Cost in Excess of Net Assets Acquired

     The cost in excess of net assets acquired relates to the acquisition of DCI and certain net assets of KHC of Lenexa, LLC (KHC) in fiscal 2000. These costs are being amortized using the straight-line method over 15 years.

     The carrying amount of cost in excess of net assets acquired is reviewed for impairment whenever significant events or changes occur which might impair the recovery of recorded costs using estimated undiscounted cash flows over the assets' remaining life. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets compared to the assets' carrying cost.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $194,000 and $42,000 for the years ended April 30, 2001 and 2000, respectively.

Earnings Per Share

     Under SFAS No. 128, basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share includes the effect of all potentially dilutive securities, including stock options. The diluted earnings per share excludes 229,084 and 154,180 shares issuable under outstanding stock options in 2001 and 2000, respectively, since their effect was antidilutive.

Stock Compensation

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and the related interpretations because the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

Letters of Credit

     The Company had outstanding secured and unsecured letters of credit totaling $1,932,000 and $2,146,000 at April 30, 2001 and 2000, respectively.

New Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is required to be adopted in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. When this Statement was adopted in May 2001, it had no material impact on the Company's consolidated financial statements.

2.    ACQUISITION

     On February 7, 2000, Elecsys acquired all of the issued and outstanding stock of DCI. The acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of DCI from the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The Company paid $1,234,000 in cash, issued 150,000 shares of its common stock (valued at $239,000) and delivered a four-year promissory note in the amount of $1,248,000 in consideration for the common stock of DCI. The total consideration for the acquisition of common stock from DCI was $2,721,000.

     In connection with and immediately following its acquisition by Elecsys, DCI acquired substantially all the assets and assumed certain liabilities of KHC, which was wholly-owned by the stockholders of DCI. The assets acquired and liabilities assumed primarily consisted of restricted cash, land and buildings and the related Industrial Revenue Bonds payable to the City of Lenexa, Kansas. The acquisition was accounted for as a purchase and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. DCI paid $1,290,000 in cash as consideration for the net assets acquired from KHC.

     The aggregate purchase price for both DCI and KHC totaled approximately $4,369,000 (including acquisition costs of approximately $358,000). The aggregate purchase price in excess of the acquired net assets, amounting to $2,190,610 has been classified as costs in excess of net assets acquired in the accompanying consolidated balance sheet.

     The following unaudited supplemental pro forma financial information presents the combined historical results of operations of the Company as though the acquisition of DCI had occurred at the beginning of 2000. The pro forma information is unaudited and not necessarily indicative of the results of the Company had the acquisition occurred at the beginning of 2000. Pro forma results for the year ended April 30, 2000 were as follows (in thousands, except per share amount):

                        Revenues                $20,840
                        Net loss                (1,033)
                        Diluted loss per share    (.42)

3.    ASSET SALE AGREEMENT

     On June 18, 2001, the Company signed an agreement to sell substantially all of the assets and operations and transfer certain liabilities of ASII to ASI Newco, Inc. Pursuant to the terms of that agreement, the Company will receive approximately $8.8 million in exchange for substantially all of the assets and operations of ASII. ASI Newco, Inc. will also assume certain liabilities of ASII. The closing of this transaction, which is subject to approval by the Company's stockholders, is expected to occur during the second quarter of fiscal 2002. Since this transaction is subject to approval by the Company's stockholders, the Company has not reflected the ASII operations as a discontinued operation in the accompanying consolidated financial statements. Upon approval by the Company's stockholders, all such operations of ASII will be reflected as discontinued operations. Net assets of ASII to be sold pursuant to the agreement are recorded at their historical cost basis in the consolidated balance sheet at April 30, 2001 and consist of the following (in thousands):

            Accounts receivable                  $          4,805
            Inventory                                       5,402
            Other current assets                               43
            Property and equipment, net                     1,570
            Current liabilities                           (2,796)
            Long term debt                                (1,115)
                                                        ---------
                                                   $        7,909
                                                         =========

4.    NOTE PAYABLE TO BANK

     The Company has a line of credit agreement with a bank that expires August 8, 2001. The agreement allows for borrowings up to a maximum of $9,000,000, at an interest rate ranging from prime plus 2% to prime plus 3% (10.1% weighted average at April 30, 2001), secured by eligible accounts receivable, inventory and equipment. Borrowings outstanding under the line of credit totaled $5,241,000 at April 30, 2001 and $4,340,000 at April 30, 2000. The weighted average interest rate on short-term borrowings outstanding for the years ended April 30, 2001 and 2000 equaled 10.3% and 10.0%, respectively. The Company was in default of its credit agreement at April 30, 2001. See Note 5.

     The line of credit is principally secured by the assets of ASII which is subject to the asset sale agreement described in Note 3. Accordingly, outstanding borrowings under this line of credit are due and payable at the time the sale transaction is closed.

5.    LONG-TERM DEBT

     Long-term debt as of April 30, 2001 and 2000 consists of the following (in thousands):

                                                                     April 30,
                                                                2001        2000
Industrial  revenue bond,  variable interest rate
(4.40%  as of  April  30,  2001),  due in  annual
principal   payments  ranging  from  $100,000  to
$200,000   through   maturity  in  October  2017,
secured by property and equipment and  restricted
cash  in  the   amount  of   $1,153,000   and  an
irrevocable  letter  of  credit  in  favor of the
bond   Trustee   up  to  a   maximum   amount  of
$2,599,573    through    September,    2001.   In
connection  with the acquisition of DCI, the face
amount of this IRB was  discounted  approximately
$178,000  resulting in an effective interest rate
of 4.75%.                                                $   2,302      $ 2,392

Note payable to bank, interest at prime plus three
percent  (11.0% at April  30,  2001),  payable  in
monthly   installments   of   $27,129,   including
interest, with final payment due in February 2003,
secured  by  inventory,  accounts  receivable  and
certain equipment.                                             470          796

Note  payable,  interest  adjustable  May 2001 and
2006 at the prior five year Treasury Index average
plus  2.5%  (7.25%  at  April  30,  2001),  due in
monthly   installments   of   $9,486,    including
interest,  through June 2011 with a final  payment
of  approximately  $788,000 due on that date.  The
note  is  secured  by a  first  mortgage  on  real
property  and  improvements  with a net book value
of $997,000 at April 30, 2001.                               1,141        1,164

In  connection  with  the  purchase  of  DCI,  the
Company issued a four year  promissory note to the
stockholders  of  DCI  totaling   $1,248,000  with
interest   payable  at  8%,  due  in   semi-annual
payments of $156,000  commencing  July 31, 2000 to
February 1, 2004. The note is  subordinated to all
other  borrowings of the Company.  Pursuant to the
bank's line of credit  agreement,  payments  under
this  obligation  have been  deferred as discussed
below.                                                       1,248        1,248

During  2000,  the  Company  issued a  convertible
subordinated  debenture in the amount of $500,000,
with a conversion price of $3.00 per common share,
and a warrant  granting  the  holder  the right to
purchase  45,635 shares of the Company's stock for
$150,596 ($3.30 per share).  The subordinated debt
is convertible into 166,667 shares of common stock
at the option of the subordinated debt holder. The
common  stock  purchase   warrant  was  valued  at
$50,000  using the  Black-Scholes  option  pricing
model. Accordingly, the subordinated debenture has
been  discounted  by $50,000  which  results in an
effective  interest rate of 13%. The debenture has
a stated  interest rate of 10% and is due February
7, 2005.  Pursuant  to the  bank's  line of credit
agreement, interest payments under this obligation
have been deferred as discussed below.                      450          450
                                                            -----     -------

Total long-term debt                                       5,611       6,050

Less current portion                                       1,755         679
                                                       ---------      -------

                                                       $   3,856      $ 5,371
                                                        =========      =======

      The aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

                       Year

                       2002                  $1,755
                       2003                     531
                       2004                     534
                       2005                     226
                       2006                     229

     Pursuant to the provisions of the Company's long-term debt and line of credit agreements, the Company is subject to certain restrictive covenants, which, among other things, require the maintenance of certain financial performance ratios and minimum levels of tangible net worth. At April 30, 2001, the Company was in default of its tangible net worth covenant. Pursuant to an event of default, the bank has the right to demand repayment of all amounts outstanding under its credit agreements, although it has not yet expressed its intent to do so. Accordingly, the Company has classified the note payable to bank of $470,000 as part of the current portion of long-term debt in the accompanying consolidated balance sheet.

     The Company was in default of certain bank covenants at April 30, 2000. As a result, on July 15, 2000, the Company and the bank amended the line of credit agreement. Pursuant to the terms of the amended agreement, the Company is prohibited  from  making  principal  and  interest  payments  to the holders of subordinated debt. Accordingly, the second through fifth quarterly payments of interest, and the semi-annual payments of principal (totaling $100,000 and $312,000, respectively) have not been made to the former stockholders of DCI on the $1,248,000 subordinated debt, which is an event of default under terms of the $1,248,000 promissory note.

     The Company's bank and the former DCI stockholders entered into a subordination agreement that eliminates the subordinated debt holders ability to declare an event of default and accelerate repayment of the debt until all bank borrowings are repaid. The Company intends to utilize a portion of the proceeds to be received from the asset sale described in Note 3 to retire the existing line of credit with the bank and pay the past due interest and principal payments to the subordinated debt holders, which will remedy the existing default. Accordingly, the subordinated debt scheduled for repayment after April 30, 2002 has been classified as long-term in the accompanying consolidated balance sheet.

     In addition, the second through fifth quarterly payments of interest (totaling $50,000) have not been made to the holder of the $500,000 subordinated debenture which is a default under terms of this subordinated debenture. As a result of this default, the subordinated debt holder has the right to demand repayment of the $500,000 of subordinated debt, although such right has not been exercised. Accordingly, this subordinated debt has been classified as current in the accompanying consolidated balance sheet.

6.    OPERATING LEASES

     The Company leases certain operating facilities and equipment under long-term non-cancelable operating leases. Rent expense under all operating leases was $66,000 and $82,000 for the years ended April 30, 2001 and 2000, respectively. Total future minimum lease payments due under noncancellable operating leases are as follows (in thousands):

                       Year

                       2002                     $63
                       2003                      35
                       2004                       2

7.    STOCK OPTIONS AND WARRANTS

      The Company has reserved 475,000 shares of common stock for issuance to employees and consultants of the Company pursuant to the Company's 1991 stock option plan (the Plan). According to the terms of the Plan, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees of and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices which are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. At April 30, 2001 and 2000, options to purchase 229,000 and 304,000 shares, respectively, were vested and exercisable. Information with respect to options granted under the Plan is as follows:

                                              Shares         Price
-------------------------------------------------------------------
Outstanding at April 30, 1999                317,250 $0.34 -$ 8.75
   Granted                                    50,000          2.25
   Exercised                                      --            --
   Canceled                                      ---
                                              ------
Outstanding at April 30, 2000                367,250   0.34 - 8.75
   Granted                                    51,000   1.50 - 2.13
   Exercised                                     ---           ---
   Canceled                                   91,500   5.25 - 8.75
                                             -------
Outstanding at April 30, 2001                326,750      $0.34 -$6.00
                                             =========    =======

      The following table summarizes information about stock options outstanding at April 30, 2001:

------------------------------------------------------   -----------------------
                 Options outstanding                      Options exercisable
------------------------------------------------------   -----------------------
                            Weighted-
                  Number     average                     Number       Weighted
   Range of    outstanding  remaining    Weighted        exercisable  average
   exercise      at April   contractual  average         at April     exercise
    prices       30, 2001      life      exercise price  30, 2001     price
------------------------------------------------------   -----------------------
$0.34            155,750        .8 years    $0.34         155,750      $0.34
$1.50 - $6.00    171,000       7.4 years    $3.12          73,334      $4.43
                 -------                                 --------
$0.34 - $6.00    326,750       4.3 years    $1.79         229,084      $1.65
                 =======                                  =======

      The per share weighted-average fair value of stock options granted during 2001 and 2000 was $1.49 and $1.38, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            2001         2000
Expected years until exercise                5            5
Risk-free interest rate                      5.75%        6.54%
Expected stock volatility                   66.6%        66.2%
Expected dividend yield                      0%           0%

      Because the Company applies APB Opinion No. 25 in accounting for its plans, no compensation expense has been recognized in connection with stock options issued to employees in the financial statements. Had the Company recorded compensation expense based on the fair value method under FAS No. 123, the Company's net loss and loss per share would have been been approximately $256,000 or $.10 per share in 2001 and approximately $1,338,000 or $.58 per share in 2000.

      In February 2000, the Company sold 198,413 shares of common stock through a private placement in exchange for total proceeds of $500,000.

      In March 2001, the Company sold 56,667 shares of common stock at market price to certain officers for notes receivable totaling $85,000. As of April 30, 2001, notes receivable from officers amounting to $19,000 were outstanding and accordingly, such amount has been reflected as a reduction to stockholders' equity at April 30, 2001.

      In connection with financing the acquisition of DCI in February 2000, the Company issued $500,000 face amount of convertible subordinated debt and a warrant that allows the holder to purchase up to an aggregate of 45,635 shares of common stock exercisable at a per share price of $3.30 through February 2010. The Company has reserved 212,302 additional shares of common stock for future issuance pursuant to the convertible subordinated debt and the outstanding warrant.

8.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30, 2001 and 2000 are as follows (in thousands):

                                                            2001           2000
                                                            ----           ----
Deferred tax assets:
   Current:
      Net operating loss carry forward                  $   820       $    508
      Alternative minimum tax and research and
        development credit carry forward                    163            122
      Warranty accrual                                       21             58
      Other accrued expenses                                161            313
      Other                                                 179             27
                                                        -------       --------
                                                          1,344          1,028
Non-current:
      Basis differences in acquired assets                  142            118
      Asset impairment and amortization of
      intangibles                                           332            410
                                                        -------       --------

Total deferred tax assets                                 1,818          1,556

Deferred tax liabilities:
   Non-current:
      Basis differences in acquired assets                (438)          (325)
                                                        -------       --------
Total deferred tax liabilities                            (438)          (325)
                                                        -------       --------
Net deferred tax asset                                    1,380          1,231
Valuation allowance                                     (1,380)        (1,231)
                                                        -------       --------
                                                        $   ---       $    ---
                                                        =======       ========

      The income tax expense for the years ended April 30, 2001 and 2000 is as follows (in thousands):

                                                          2001            2000
                                                          ----            ----
Current                                                  $  117       $  ---
Deferred                                                    ---          ---
                                                         ------         ------
Total                                                    $  117       $  ---
                                                          =====         ======


      The income tax expense (benefit) differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                            2001          2000
                                                            ----          ----
Benefit at statutory rate                            $      (33) $       (449)
State income tax, net of federal income tax effect           (7)          (66)
Noncreditable foreign income taxes, net of federal          (46)           ---
and state   benefit
Permanent differences, principally goodwill and
other       nondeductible expenses                          (63)           ---
Valuation allowance                                          149           359
Effect of IRS examination                                    ---           156
Foreign tax provision                                        117          ---
                                                             -------      ---
                                                      $      117      $   ---
                                                             =======   =======

     The increase in the valuation allowance is primarily due to the generation of additional net operating loss carryforwards during 2001 for which no tax benefit has been recognized due to the uncertainty of utilization. At April 30, 2001, the Company has available net operating loss carry forwards of approximately $2.1 million which will begin to expire in fiscal year 2020.

9.    FINANCIAL INSTRUMENTS

      The carrying value of the Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

      The Company periodically enters into foreign exchange forward contracts to hedge the value of contract costs due international vendors that are denominated in a foreign currency. The hedges used by the Company are directly related to firm commitments and are not used for trading or speculative purposes. The Company had no significant forward exchange contracts during the years ended April 30, 2001 and April 30, 2000.

10.   SEGMENT INFORMATION

     The Company operates two business segments. Its navaids unit designs, manufactures and installs ground-based radio navigation and landing systems (navaids) and airfield lighting. Its EMS unit manufactures custom liquid crystal display devices, panel instrument and heat seal equipment. In addition, it provides contract electronic manufacturing services.

     The Company evaluates performance based upon operating income(loss). Administrative functions such as executive, finance, human resources and quality control are centralized and allocated between the operating segments. The operating segments do not share manufacturing or distribution services, but the electronic component manufacturing unit does perform certain contract manufacturing services for the navaids unit. These services are valued at a price which approximates market value and all intercompany transactions have been eliminated.

     The  costs  of  operating  the  manufacturing   plants  are  accounted  for
discreetly within each segment, as are the Company's property and equipment, inventory and accounts receivable.

     Summary financial information for the two reportable segments is as follows (in thousands):

                               Year ended April 30, 2001

                                           Electronic
                                         Manufacturing
                               Navaids      Services      Intersegment      Total

Sales                            $15,078 $      7,183    $       (545)   $  21,716
Interest expense                     769          254              ---       1,023
Depreciation and amortization
   expense                           432          297              ---         729
Operating income (loss)              660          267              (1)         926
Segment assets                    12,110        9,010             (70)      21,050
Expenditures for long-lived
   assets                            142          180              ---         322


                               Year ended April 30, 2000


                                           Electronic
                                         Manufacturing
                               Navaids      Services      Intersegment      Total
Sales                            $13,483 $      1,792    $       (147)   $  15,128
Interest expense                     287           90              ---         377
Depreciation  and amortization
  expense                            310          103              ---         413
Operating income (loss)          (1,163)          228             (17)       (952)
Segment assets                    16,344        8,254          (2,790)      21,808
Expenditures for long-lived
   assets                            377          112              ---         489


      As discussed in Note 3, the Company has agreed to sell substantially all of the assets and operations of its navaids unit. The closing of the transaction, which is subject to approval by the Company's stockholders, is expected to occur during the second quarter of fiscal 2002.

      The Company had sales to two customers in 2001 and one customer in 2000 which accounted for 23% and 15% of total sales, respectively.

      The Company's export sales primarily relate to its navaids unit. The Company's export sales to foreign customers by primary geographic region and in total are set forth below (in thousands):


                                                2001          2000
                                                ----          ----
Asia                                   $       5,135 $       3,880
Africa and the Middle East                       415         1,611
South America                                    833         1,134
North America                                  3,031         1,938
Europe                                         1,096         2,182
Australia                                        104           216
                                               -----       -------
                                        $      10,614 $      10,961
                                             =========       ======

11.   EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution employee benefit plan which covers substantially all full-time employees who have attained age 21 and completed six months of service. Qualified employees are entitled to make voluntary contributions to the plan of up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company contributes 50% of each employee's contribution up to a maximum of 6% of the employee's annual compensation. Participants in the plan may direct 50% of the Company's contribution into mutual funds and money market funds, with the remaining 50% of the Company contribution invested in common stock of the Company. Additionally, the Company may make discretionary contributions to the plan. For the years ended April 30, 2001 and 2000, Company contributions to the plans amounted to approximately $92,000 and $71,000, respectively.

12.   CONTINGENCY

      The Company is a defendant in litigation brought by a customer of the Company that filed a petition alleging unjust enrichment by the Company as a result of the customer's default for non-payment under terms of a contract entered into in 1994. The plaintiff seeks damages of approximately $140,000 plus interest since 1994. The trial court has granted the Company summary judgment on all claims brought by the plaintiff, and the plaintiff has filed a notice of its intention to appeal that decision. The Company believes it has meritorious defenses and is continuing to vigorously defend this claim. Presently, counsel for the Company is unable to estimate the range of possible loss, if any, which could result from this claim. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements.

                                  EXHIBIT INDEX



Number                  Description

21                SUBSIDIARIES OF THE COMPANY

23                CONSENT OF INDEPENDENT AUDITORS