Form 10QSB
period 2001-07-31
ELECSYS CORP
filed 2001-09-14
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 2001
                                    ----------------------------------

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
                               -------------------
        (Exact name of small business issuer as specified in its charter)

             Kansas                                       48-1099142
 -----------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
or organization)

                             15301 West 109th Street
                              Lenexa, Kansas 66219

                    (address of principal executive offices)

                                 (913) 647-0158

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

Common stock, $0.01 par value - 2,745,831 shares outstanding as of September 7, 2001

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           Quarter Ended July 31, 2001
                                      INDEX

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

        ITEM I - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               Condensed Consolidated Balance Sheets                               3
               Condensed Consolidated Statements of Operations                     4
               Condensed Consolidated Statements of Cash Flows                     5
               Notes to Condensed Consolidated Financial Statements                6

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                       8

PART II - OTHER INFORMATION
        Item 1 - Legal Proceedings                                                10
        Item 3 - Defaults on Senior Securities                                    10
        Item 6 - Exhibits and Reports on Form 8-K                                 11
SIGNATURE PAGE                                                                    12

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
      (Unaudited)
      (In thousands)

                                                                    July 31, 2001               April 30, 2001
                                                                  ------------------            ----------------

Assets
Current assets:
  Cash & cash equivalents                                                      $ 64                        $ 26
  Accounts receivable, net                                                    1,284                       1,023
  Inventories, net                                                            2,197                       2,042
  Other current assets                                                          145                         217
  Net assets of discontinued operations                                       7,253                       7,909
                                                                  ------------------            ----------------
Total current assets                                                         10,943                      11,217

Property and equipment, at cost                                               3,060                       2,952
Accumulated depreciation and amortization                                      (429)                       (356)
                                                                  ------------------            ----------------
                                                                              2,631                       2,596

Restricted cash                                                               1,133                       1,153
Cost in excess of net assets acquired, net                                    1,964                       2,014
Other assets                                                                    159                         159
                                                                  ------------------            ----------------
Total assets                                                               $ 16,830                    $ 17,139
                                                                  ==================            ================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                            $ 528                       $ 562
  Accrued expenses                                                              656                         656
  Notes payable to bank                                                       5,279                       5,241
  Current portion of long-term debt                                           1,038                       1,120
                                                                  ------------------            ----------------
Total current liabilities                                                     7,501                       7,579

Long-term debt, less current portion                                          3,357                       3,350

Stockholders' equity:
  Common stock                                                                   27                          26
  Additional paid-in capital                                                  8,125                       8,088
  Receivable from officers from sale of stock                                   (10)                        (19)
  Accumulated deficit                                                        (2,170)                     (1,885)
                                                                  ------------------            ----------------
Total stockholders' equity                                                    5,972                       6,210
                                                                  ------------------            ----------------
Total liabilities and stockholders' equity                                 $ 16,830                    $ 17,139
                                                                  ==================            ================

NOTE: The balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
       (Unaudited)
       (In thousands, except per share amounts)

                                                             Three Months Ended
                                                                  July 31,
                                                    -------------------------------------
                                                        2001                    2000
                                                    -------------           -------------

Sales                                                     $1,658                  $1,720
Cost of products sold                                      1,122                   1,126
                                                    -------------           -------------
Gross margin                                                 536                     594

Selling, general and administrative expenses                 678                     590
                                                    -------------           -------------
Operating (loss) income                                     (142)                      4

Interest expense                                            (113)                    (99)
                                                    -------------           -------------
Loss from continuing operations                             (255)                    (95)

(Loss) income from discontinued operations                   (30)                    233

                                                    -------------           -------------
Net (loss) income                                          ($285)                   $138
                                                    =============           =============

(Loss) income per share:
  Basic
     Continuing operations                                ($0.10)                 ($0.03)
     Discontinued operations                               (0.01)                   0.08
                                                    -------------           -------------
                                                          ($0.11)                  $0.05
                                                    =============           =============

  Diluted                                                 ($0.11)                  $0.05
                                                    =============           =============
Total current liabilities

See notes to condensed consolidated financial statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
     (Unaudited)
     (In thousands)
                                                                                          Three Months Ended
                                                                                               July 31,
                                                                               ---------------------------------------
                                                                                   2001                      2000
                                                                               -------------             -------------
Operating activities:
Loss from continuing operations                                                      $ (255)                    $ (95)
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation and amortization                                                        90                        86
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                         (261)                     (194)
      Inventories, net                                                                 (155)                     (229)
      Accounts payable                                                                  (34)                     (121)
      Accrued expenses and customer deposits                                              0                       266
      Other, net                                                                         72                      (124)
                                                                               -------------             -------------
Net cash used in continuing operations                                                 (543)                     (411)
Net cash provided by discontinued operations                                            678                       419
                                                                               -------------             -------------
Net cash provided by operating activities                                               135                         8

Investing activities:
  Purchases of property and equipment                                                  (121)                     (117)
  Change in other assets                                                                  0                        66
                                                                               -------------             -------------
Net cash used in investing activities                                                  (121)                      (51)

Financing activities:
  Net borrowings on note payable to bank                                                 38                       154
  Principal payments on long-term debt                                                  (81)                      (85)
Total current liabilities
    obligations                                                                           0                         0
 Payment on notes receivable from officers                                                9                         0
 Proceeds from exercise of stock options                                                 38                         0
  Change in restricted cash                                                              20                        42
                                                                               -------------             -------------
Net cash provided by financing activities                                                24                       111
                                                                               -------------             -------------
Net increase in cash and cash equivalents                                                38                        68

Cash and cash equivalents at beginning of period                                         26                         0
                                                                               -------------             -------------
Cash and cash equivalents at end of period                                             $ 64                      $ 68
                                                                               =============             =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                             $ 76                     $ 179
                                                                               =============             =============
  Income taxes                                                                          $ -                       $ -
                                                                               =============             =============

See notes to condensed consolidated financial statements.

                      ELECSYS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 31, 2001

1.      Basis of presentation
        ---------------------

The accompanying unaudited condensed consolidated financial statements of
Elecsys Corporation (the Company) include the accounts of the Company and its wholly owned subsidiaries, Airport Systems International, Inc. (ASII), DCI, Inc.
(DCI), and ASII International, Inc., a foreign sales corporation incorporated in
Barbados. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Elecsys
Corporation and Subsidiaries annual report on Form 10-KSB for the year ended
April 30, 2001.

2.         Asset Sale Agreement
           --------------------

On September 10, 2001 the Company's shareholders approved an agreement for the sale of substantially all of the assets and operations and the transfer of certain liabilities of ASII to Alenia Marconi Systems (ASI) Inc. (Buyer). On
September 11, 2001 this sale transaction was closed with an initial purchase price of $7.7 million. The buyer also assumed debt of $1.1 million. The Company received $7.3 million in cash, with the balance, $400,000 held in escrow. The initial purchase price is subject to a final adjustment based on a targeted net asset value as defined in the Asset Sale Agreement. A portion of the $7.3 million cash proceeds were allocated by the Company to retire the note payable to its' senior lender ($5.6 million at September 11, 2001), retire an installment note payable to that lender ($362,000 at September 11, 2001), and make current past due interest payments on subordinated debt (approximately
$68,000). In addition, standby letters of credit issued by the Company under its bank line of credit were assumed by the Buyer.

As a result of the sale, the operations of ASII have been reflected as discontinued operations. Revenues of this business segment totaled $3.3 million and $4.5 million for the quarters ended July 31, 2001 and 2000, respectively.
The Company is anticipating a gain on this sale of approximately $700,000 which will be reflected in the results of operations in the second quarter of fiscal
2002.

At July 31, 2001 net assets of the Navaids business segment subject to the Asset
Sale Agreement (totaling $7.2 million) were classified in the accompanying balance sheet as net assets of discontinued operations.

3.      Notes Payable to Banks
        ----------------------

The Company had a line of credit agreement with a bank which was terminated on the closing of the Asset Sale Agreement. All borrowings and other obligations
(standby letters of credit) under this line were either paid in full or assumed by the Buyer, as described in Note 2 above. The agreement allowed for borrowings up to a maximum of $9,000,000 at an interest rate ranging from prime plus 2% to prime plus 3% (9.83% weighted average rate at July 31, 2001). Borrowings outstanding under the line of credit totaled $5,279,000 at July 31, 2001.

4.      Earnings Per Share
        ------------------

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

                                                        Three Months Ended
                                                   July 31, 2001                July 31, 2000
                                                   -------------                -------------
 Numerator:
 Net income (loss)                                   ($285,000)                    $138,000

 Denominator:
 Denominator for basic
 earnings per share - weighted
 average shares                                      2,693,000                    2,579,000

 Effect of dilutive securities:
   Employee stock options                                --                         148,000

 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares with assumed
   conversions                                       2,693,000                    2,727,000

Earnings per share - Basic                              ($0.11)                       $0.05

Earnings per share - Dilutive                           ($0.11)                       $0.05

5.      SFAS No. 141  "Business Combinations" and SFAS No. 142  "Goodwill and Other
        ----------------------------------------------------------------------------
Intangible Assets"
------------------

     In June, 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other
Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning May 1, 2002. We are currently assessing the financial impact SFAS No.
141 and No, 142 will have on our consolidated financial statements.

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to the factors and conditions which are described under the headings "Competition", "Sources and Availability of Raw Materials and Principal Suppliers", "Dependence on One or a Few Major
Customers" and "Results of Operations" as set forth in the Company's Form 10-KSB for April 30, 2001. Further information on the factors that could affect the
Company's financial results are included in the Company's other SEC filings, including the Form 10-KSB for the year ended April 30, 2000. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

OVERVIEW

Elecsys Corporation (the "Company"), through its subsidiaries DCI, Inc. and
Airport Systems International, Inc. (ASII) is a designer and manufacturer of electronic components, sub-assemblies and systems, and a marketer of electronic manufacturing services (EMS). The Company operates two business segments, EMS and aerospace. The EMS unit is operated through DCI and the aerospace unit is operated through ASII. The EMS unit provides contract electronic manufacturing services to OEM's in a variety of industries including aerospace, medical, industrial and consumer products, and manufactures custom liquid crystal display
(LCD) devices as well as panel meter and heat-seal equipment. Sales are made primarily to customers within the United States. The aerospace unit designs, manufactures and installs ground-based radio navigation and landing systems
(navaids) and airfield lighting. Its customers consist of civil aviation authorities in the United States and throughout the world. ASII was sold on
September 11, 2001, as discussed in Note 2 in the Notes to Condensed
Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated sales for the first quarter of fiscal 2002 were $1.7 million.
Consolidated gross margin for the first quarter of fiscal 2002 was $536,000, or 32% of sales, down from $594,000, or 35% of sales, for the same period last year. The decline in gross margin, and gross margin as a percent of sales, compared to the same period last year, is due to lower sales to one of DCI's more profitable customers (a home products manufacturer), as well as a higher mix of sales to new customers (which reflect higher start-up costs and generally lower margins). Though sales and gross margins are down, DCI is encouraged by the fact it was able to replace virtually all of the sales represented by the home products customer with sales to new customers such as the Transportation
Systems Division of General Electric and MiniMed, a leading supplier of medical electronic equipment. Our focus on serving customers that have been under-served by larger EMS providers, our manufacturing flexibility, and our ability to design and manufacture custom LCD displays (as well as assemble the drive electronics and bond the two) has been instumental in our ability to replace the sales of a significant customer, particularly during a time when other EMS providers are seeing substantial declines in business. We are encouraged by the trends we see in the first quarter and are optimistic those trends will carry-through the balance of fiscal 2002. Though sales are expected to remain at, or somewhat higher than prior year levels, gross margins may decline due to the reasons experienced in the first quarter of fiscal 2002, as discussed earlier.

Selling, general and administrative ("SG&A) expenses increased $88,000 during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, due primarily to increased marketing and administrative expenses.

Interest expense was $113,000 in the first quarter of fiscal 2002 up from interest expense in the first quarter of fiscal 2001 of $99,000, due primarily to higher interest rates resulting from bank line of credit amendments entered into during fiscal 2001.

The Company recorded a loss from discontinued operations (reflecting primarily
ASII operations) for the first quarter of fiscal 2002 of $30,000, as compared to income of $233,000 in the same period last year. This was due primarily to lower sales ($3.3 million in fiscal 2002, compared to $4.5 million in fiscal 2001) and gross margins ($665,000 in fiscal 2002, compared to $1.2 million in fiscal 2001)
recorded by ASII.

No income tax provision or benefit was recorded for the first quarter of fiscal
2002 and fiscal 2001 due primarily to net operating loss carry forwards available to the Company.

As a result of the above, the loss for the first quarter of fiscal 2002 was
$285,000, compared to a net income of $138,000, in the first quarter of fiscal
2001.

Liquidity and Capital Resources

Net cash of $135,000 was provided by operations for the first quarter in fiscal
2002 compared to $8,000 provided by operations in the first quarter of fiscal
2001. The increase in cash provided was primarily due to an increase in cash provided by discontinued operations, reflecting primarily the collection of accounts receivables included in discontinued operations, offset by a higher loss from continuing operations.

Cash used in investing activities was $121,000 for the first quarter of fiscal
2002 up from $51,000 used in the first quarter of fiscal 2001, reflecting reduced changes to other assets.

Cash provided by financing activities was $24,000 in the first quarter of fiscal
2002 compared to cash provided of $111,000 in the first quarter of fiscal 2001.
The decrease in cash provided was the result of lower net borrowings on the
Company's line of credit in the first quarter of fiscal 2002 as compared to the previous year period, and proceeds from the exercise of stock options (110,250 shares of stock were issued at an option price of approximately $0.34 per share)
in the first quarter of fiscal 2002.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of cash generated from the sale of ASII, cash expected to be generated from operations, and existing cash and cash equivalents.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

               None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

Under terms of the First Amendment to the Loan and Security Agreement (the "Loan
Agreement") entered into by the Company and its senior lender, the Company was prohibited from making principal and interest payments to certain holders of subordinated debt. Accordingly, the second through the sixth quarterly payments of interest, and first through third semi-annual payments of principal (totaling
$111,000 and $468,000 respectively), due July 31, 2001, were not made to the former stockholders of DCI, Inc. on the $1,248,000 promissory note issued by the
Company at the

time of the DCI acquisition. Such non-payment is an event of default under the terms of that promissory note. In addition, the second through sixth quarterly payments of interest ($62,500), due July 31, 2001, were not made to Kansas City
Equity Partners (KCEP) on the $500,000 subordinated debenture issued by the
Company at the time of the acquisition of DCI, Inc., which is an event of default under terms of the subordinated debenture. The subordination agreements entered into between the Company's senior lender and each of KCEP and the former
DCI, Inc. stockholders significantly limited the remedies available to those junior debt holders. As a result of the sale of ASII, the Loan Agreement was terminated. The Company will bring current all past due principal and interest payments on the subordinated debentures during the second quarter of fiscal
2002, thus eliminating the events of default that existed at July 31, 2001 on that instrument. The Company has delivered claims against the former stockholders of DCI, Inc. based upon representations and warranties made in connection with the purchase of the stock of DCI. Pursuant to its rights, the
Company believes that no payments are due at this time on the promissory note, and accordingly has classified the entire amount of the promissory note as long-term.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)    Exhibits:

               None

        (b)    Reports on Form 8-K:

        Date of Filing                   Item 2
        --------------       --------------------------------------------------------
        June 18, 2001        Form 8K, announcing that Elecsys Corporation had
                             entered into an Asset Purchase Agreement with ASI Newco,
                             Inc., a wholly owned subsidiary of Alenia Marconi
                             Systems Ltd. to sell substantially all of the assets of
                             its wholly owned subsidiary, Airport Systems
                             International Inc..

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AIRPORT SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY

September 14, 2001                       /s/ Thomas C. Cargin
-------------------                 --------------------------------------------
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

                      None