Form 10QSB
period 2001-10-31
ELECSYS CORP
filed 2001-12-17
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 October 31, 2001
                                    -------------------------------------

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
 --------------------------------------------------------------------------------------------------------------------
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

Common stock, $0.01 par value - 2,768,581 shares outstanding as of December 14, 2001

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended October 31, 2001
                                      INDEX

PART I - FINANCIAL INFORMATION                                                  Page

      ITEM I -    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Condensed Consolidated Balance Sheets                         3
                  Condensed Consolidated Statements of Income                   4
                  Condensed Consolidated Statements of Cash Flows               5
                  Notes to Condensed Consolidated Financial Statements          6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                 8

PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings                                             11
         Item 3 - Defaults on Senior Securities                                 11
         Item 4- Submission of Matters to a Vote of Security Holders            11
         Item 6 - Exhibits and Reports on Form 8-K                              11

SIGNATURE PAGE                                                                  12

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
      (Unaudited)
      (In thousands)

                                                        October 31, 2001            April 30, 2001
                                                        ------------------          --------------

Assets
Current assets:
  Cash & cash equivalents                                           $ 677                    $ 26
  Accounts receivable, net                                          1,378                   1,023
  Inventories, net                                                  2,249                   2,042
  Other current assets                                                366                     217
  Net assets of discontinued operations                                 -                   7,909
                                                        ------------------          --------------
Total current assets                                                4,670                  11,217

Property and equipment, at cost                                     3,300                   2,952
Accumulated depreciation and amortization                            (586)                   (356)
                                                        ------------------          --------------
                                                                    2,714                   2,596

Restricted cash                                                         -                   1,153
Cost in excess of net assets acquired, net                          1,952                   2,014
Other assets                                                           44                     159
                                                        ------------------          --------------
Total assets                                                      $ 9,380                $ 17,139
                                                        ==================          ==============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                $ 1,074                   $ 562
  Accrued expenses                                                    798                     656
  Notes payable to bank                                                 0                   5,241
  Current portion of long-term debt                                 1,284                   1,120
                                                        ------------------          --------------
Total current liabilities                                           3,156                   7,579

Long-term debt, less current portion                                1,823                   3,350

Stockholders' equity:
  Common stock                                                         27                      26
  Additional paid-in capital                                        8,132                   8,088
  Receivable from officers from sale of stock                                                 (19)
  Accumulated deficit                                              (3,758)                 (1,885)
                                                        ------------------          --------------
Total stockholders' equity                                          4,401                   6,210
                                                        ------------------          --------------
Total liabilities and stockholders' equity                        $ 9,380                $ 17,139
                                                        ==================          ==============

NOTE:  The balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
       (Unaudited)
       (In thousands, except per share amounts)

                                                   Three Months Ended                        Six Months Ended
                                                      October 31,                               October 31,
                                             -------------------------------          --------------------------------
                                                2001                2000                 2001                 2000
                                             -----------         -----------          -----------          -----------

Sales                                            $2,003              $1,801               $3,660               $3,520
Cost of products sold                             1,707               1,132                2,829                2,264
                                             -----------         -----------          -----------          -----------
Gross margin                                        296                 669                  831                1,256

Selling, general and administrative expenses      1,224                 629                1,902                1,213
                                             -----------         -----------          -----------          -----------
Operating (loss) income                            (928)                 40               (1,071)                  43

Other income                                          0                   0                  175                    0
Interest expense (net)                             (102)               (135)                (215)                (234)
                                             -----------         -----------          -----------          -----------
Loss from continuing operations                  (1,030)                (95)              (1,111)                (191)

Loss on sale of discontinued operations            (291)                  0                 (291)                   0
Income (loss) from discontinued operations         (292)               (113)                (497)                 120

                                             -----------         -----------          -----------          -----------
Net loss                                        ($1,613)              ($208)             ($1,899)                ($71)
                                             ===========         ===========          ===========          ===========

Earnings (loss) per share:
  Basic
     Continuing operations                       ($0.37)             ($0.04)              ($0.40)              ($0.07)
     Discontinued operations                     ($0.22)             ($0.04)              ($0.29)               $0.04
                                             -----------         -----------          -----------          -----------
                                                 ($0.59)             ($0.08)              ($0.69)              ($0.03)
                                             ===========         ===========          ===========          ===========

See notes to condensed consolidated financial statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
     (Unaudited)
     (In thousands)                                                                Six Months Ended
                                                                                      October 31,
                                                                           ---------------------------------
                                                                              2001                  2000
                                                                           -----------           -----------

Operating activities:
Loss from continuing operations                                              $ (1,111)               $ (191)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
    Depreciation and amortization                                                 292                   210
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                   (355)                 (102)
      Inventories, net                                                           (207)                 (323)
      Accounts payable                                                            512                    50
      Accrued expenses and customer deposits                                      142                   128
      Other, net                                                                 (149)                    -
                                                                           -----------           -----------
Net cash used in continuing operations                                           (876)                 (228)
Loss on sale of discontinued operations                                          (291)
Net cash provided by (used in) discontinued operations                            112                  (301)
                                                                           -----------           -----------
Net cash used in operating activities                                          (1,055)                 (529)

Investing activities:
  Proceeds from sale of discontinued operations                                 7,300                     0
  Net purchases of property and equipment                                        (303)                 (117)
  Change in other assets                                                          115                   278
                                                                           -----------           -----------
Net cash provided by investing activities                                       7,112                   161

Financing activities:
  Net borrowings (payments) on note payable to bank
      related to discontinued operations                                       (5,241)                  565
  Principal payments on long-term debt                                         (1,363)                 (259)
 Proceeds from exercise of stock options                                           45                     0
  Change in restricted cash                                                     1,153                    11
                                                                           -----------           -----------
Net cash provided by (used in) financing activities                            (5,406)                  317
                                                                           -----------           -----------
Net increase (decrease) in cash and cash equivalents                              651                   (51)

Cash and cash equivalents at beginning of period                                   26                     0

                                                                           -----------           -----------
Cash and cash equivalents at end of period                                      $ 677                 $ (51)
                                                                           ===========           ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                      $ 289                 $ 294
                                                                           ===========           ===========

See notes to condensed consolidated financial statements.

                      ELECSYS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                October 31, 2001

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements of
Elecsys Corporation (the Company) include the accounts of the Company and its wholly owned subsidiaries, Airport Systems International, Inc. (ASII), DCI, Inc.
(DCI), and ASII International, Inc., a foreign sales corporation incorporated in
Barbados. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Elecsys Corporation and Subsidiaries annual report on
Form 10-KSB for the year ended April 30, 2001.

2.         Asset Purchase Agreement

On September 10, 2001 the Company's shareholders approved an agreement for the sale of substantially all of the assets and operations and the transfer of certain liabilities of its aerospace business, ASII, to Alenia Marconi Systems
(ASI) Inc. (Buyer). In addition, the Buyer assumed standby letters of credit issued by the Company under its bank line of credit and a mortgage loan on property conveyed in the transaction. On September 11, 2001 this sale transaction was closed with an initial purchase price of $7.7 Million, subject to a final adjustment based on a targeted net asset value as defined in the
Asset Purchase Agreement. The Company received $7.3 million in cash at closing and the balance, $400,000, was placed in escrow. A portion of the $7.3 million cash proceeds was used by the Company to retire the note payable to bank ($5.6 million at September 11, 2001), retire an installment note payable to bank
($362,000 at September 11, 2001), and make current past due interest payments on subordinated debt (approximately $68,000).

During October of 2001, the Buyer notified the Company that it was disputing approximately $900,000 of the net asset value pursuant to its rights under the
Asset Purchase Agreement. In November, the Company received $261,000 in partial settlement of this dispute, which was reflected in this period. The Company and
Buyer are continuing to negotiate a final adjustment to the purchase price in accordance with the Asset Purchase Agreement. Ultimately, this dispute may be settled through arbitration if not settled earlier by mutual agreement of the Buyer and the Company. As a result of the uncertainty surrounding the final adjustment to the purchase price, the Company has not considered any additional proceeds that could be received upon the resolution of the dispute for purposes of determining its loss on the sale of the discontinued operation. Any additional proceeds received will be recognized as a gain on sale of discontinued operations in the period in which they are received, which management believes will be the third quarter of this fiscal year.

As a result of the sale, the operations of ASII have been reflected as discontinued operations. Amounts previously reported have been reclassified as discontinued operations and are not included in the line item level discussion in the RESULTS OF OPERATIONS section of the Management's Discussion and Analysis
(Item 2) below. Revenues of this discontinued business segment totaled $1.3 million and $3.6 million for the quarters ended October 31, 2001 and 2000, respectively and $4.6 million and $8.1 million for the six months ended October
31, 2001 and 2000, respectively.

3.       Notes Payable to Banks

The Company had a line of credit agreement with a bank that was terminated on the closing of the Asset Purchase Agreement. All borrowings and other obligations (standby letters of credit) under this line were either paid in full or assumed by the Buyer, as described in note 2 above. The Company does not currently have a credit facility with a bank.

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

                                                Three Months Ended                 Six Months Ended
                                                      October 31                      October 31
------------------------------------------ -------------------- ------------------- ------------------- --------------------
                                                  2001                 2000                2001                2000
------------------------------------------ -------------------- ------------------- ------------------- --------------------
Numerator:
------------------------------------------ -------------------- ------------------- ------------------- --------------------
Loss from continuing operations                   ($1,030,000)           ($95,000)        ($1,111,000)           ($191,000)
------------------------------------------ -------------------- ------------------- ------------------- --------------------
Loss on sale of discontinued operations              (291,000)          0                    (291,000)           0
------------------------------------------ -------------------- ------------------- ------------------- --------------------
Income (loss) from discontinued
operations                                           (292,000)           (113,000)           (497,000)              120,000
------------------------------------------ -------------------- ------------------- ------------------- --------------------
Net loss                                          ($1,613,000)          ($208,000)        ($1,899,000)            ($71,000)
------------------------------------------ -------------------- ------------------- ------------------- --------------------
Denominator:
------------------------------------------ -------------------- ------------------- ------------------- --------------------
Weighted average shares                              2,754,000           2,579,000           2,724,000            2,579,000
------------------------------------------ -------------------- ------------------- ------------------- --------------------

------------------------------------------- ------------------- -------------------- ------------------- -------------------
Earnings (loss) per share
------------------------------------------- ------------------- -------------------- ------------------- -------------------
Loss from continuing operations                        ($0.37)              ($0.04)             ($0.40)             ($0.07)
------------------------------------------- ------------------- -------------------- ------------------- -------------------
Loss on sale of discontinued operations                (0.11)           0                       (0.11)          0
------------------------------------------- ------------------- -------------------- ------------------- -------------------
Income (loss) from discontinued operations             (0.11)               (0.04)              (0.18)                0.04
------------------------------------------- ------------------- -------------------- ------------------- -------------------
Net loss                                               ($0.59)              ($0.08)             ($0.69)             ($0.03)
------------------------------------------- ------------------- -------------------- ------------------- -------------------

The discussions set forth in this Form 10-QSB may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. The difference could be caused by a number of factors, including, but not limited to, the factors and conditions which are described under the headings "Competition", "Sources and Availability of Raw Materials and Principal Suppliers", "Dependence on One or a Few Major
Customers" and "Results of Operations" which are included in the Company's other
SEC filings, as well as Form 10-KSB for the year ended April 30, 2001. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

5. Reclassifications

Certain amounts in the financial statements for the three months and six months ended October 31, 2000 have been reclassified to conform to the fiscal 2002 presentation.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Elecsys Corporation (the "Company"), through its subsidiaries DCI, Inc. (DCI)
and Airport Systems International, Inc. (ASII) is a designer and manufacturer of electronic sub-assemblies and systems, and a provider of electronic manufacturing services (EMS) and custom liquid crystal displays. Until September
11, 2001, the Company operated two business segments, EMS and aerospace. The EMS unit is operated through DCI and the aerospace unit, which was sold on September
11, 2001, was operated through ASII. The EMS unit provides specialized electronic design, manufacturing and test services to original equipment manufacturers (OEM's) and manufactures and imports custom liquid crystal display
(LCD) devices. The electronic assemblies it designs and manufactures, including circuit board assemblies, electronic modules and full turn-key products, along with the LCD's it manufactures or imports, are used in medical, aerospace, industrial and consumer product applications. Sales are made primarily to customers within the United States. The aerospace unit designed, manufactured and installed ground-based radio navigation and landing systems (Navaids) and airfield lighting. Its customers consisted of civil aviation authorities in the
United States and throughout the world. ASII was sold on September 11, 2001, as discussed in Note 2 in the notes to

Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales from continuing operations for the second quarters of fiscal 2002 and 2001 were $2.0 million and $ 1.8 million respectively, an 11% increase. This increase was primarily due to the addition of several new electronic assembly service customers as a result of the Company's increased sales activities, along with smaller increases in sales of LCD's and Engineering Services. These increases were partially offset by significant sales decreases to microelectronic services customers, principally one consumer product manufacturer. Sales from continuing operations were $3.7 million for the first six months of fiscal 2002, a 4%
increase over the $3.5 million reported for the first six months of fiscal 2001.
This increase is the result of the same circumstances described above, which accelerated in and had more impact on the second quarter as compared to the first quarter of this fiscal year.

Gross margins from continuing operations for the second quarter of fiscal 2002 were $296,000, or 15% of sales, down from $669,000 or 37% of sales, for the same period last year. The decline in gross margin, and gross margin as a percent of sales, is due to several factors:

1.   Significantly lower sales to one of DCI's largest and highest gross margin microelectronics products customers (a consumer product manufacturer).

2.   A significantly higher mix of sales to new customers, which requires additional manufacturing engineering and start up costs.

3.   The Company's focus on and success in gaining new larger OEM customers, which provide for higher production volumes, but generate lower gross margins than the smaller, lower-volume customers the Company has done business with in the past.

4.   As a result of the sales decrease mentioned in Item 1, the trend and changing mix of business outlined in Item 3 combined with a decision made in this quarter to de-emphasize the instrument and equipment product businesses, the Company recognized a one-time write down in inventory to reflect the lower market value.

5.   The Company is experiencing higher material costs in its LCD manufacturing business.

6.   The Company experienced an increase in Engineering Services revenue, primarily from one customer, which generated lower gross margins.

For the first six months of fiscal 2002, gross margins from continuing operations totaled $831,000, or 23% of sales, versus $1.3 million or 36% of sales for the comparable six months of the prior fiscal year. The decrease in gross margins, and gross margin as a percent of sales, is primarily attributable to the items described above, which had a larger impact in the second quarter of this fiscal year than in the first.

The Company's focus on serving moderate volume, high product mix customers that have been under-served by larger EMS providers, along with our manufacturing flexibility, and our ability to design, manufacture and import custom LCD displays (as well as assemble the drive electronics and bond the two) have been instrumental in our ability to replace the significant decrease in orders from the large microelectronics customer previously mentioned. This has been accomplished during a time period when many other EMS providers are experiencing substantial declines in business. We are encouraged by the booking and revenue levels we experienced in the second quarter and are optimistic those trends will carry through the balance of fiscal 2002. Based partially upon our increased sales activities and backlog of orders at the end of the second quarter, and in spite of economic conditions and significant capacity in the EMS industry, we expect sales to be higher in the second half of the year when compared to prior year levels. We anticipate gross margins to improve meaningfully in the second half of the year, particularly when compared to the second quarter of this year.
This increase is expected to result from generally improved plant efficiency, elimination of certain unprofitable customers and an expense reduction associated with a decreased focus on the Company's instrument and equipment product lines. Additionally, management anticipates an increase in margins from the LCD business as a result of increased offshore sourcing and selective price increases. The implementation of a new manufacturing and cost accounting system is providing us improved information about the costs of our manufacturing process, along with job, product line and customer profitability information. By monitoring this information, we can take corrective actions to reduce costs, increase prices, and eliminate unprofitable customers and products, in our continuing efforts to improve profitability.

Selling, general and administrative ("SG&A") expenses were $1.2 million for the second quarter of fiscal 2002 compared to $629,000 for the second quarter of fiscal 2001. This increase was due primarily to the establishment of a $315,000 restructuring charge during the quarter associated with the reorganization of the Company's management, an increase in sales compensation associated with the
Company's increased sales efforts and higher legal fees.

The restructuring charge consisted primarily of severance costs associated with the elimination of two senior executives from the Company's employ and related expenses. For the three months ended October 31, 2001, the Company had approximately $74,000 in cash outflows associated with these reserves and
$241,000 in non-cash charges. The Company believes that the remaining reserves are adequate to cover the outstanding liabilities.

Excluding the restructuring charge, SG&A expenses, as a percent of sales, were
45% for the quarter ended October 31, 2001 compared to 35% for the quarter ended
October 31, 2000. SG&A expenses for the six months ended October 31, 2001 were
$1.9 million, compared to $1.2 million, for the six months ended October 31,
2000 an increase of $700,000. This increase is due primarily to the restructuring charge as a result of the management reorganization, an increase in sales compensation associated with the increased sales efforts and higher legal fees. Excluding the restructuring charge, SG&A expenses were 43% of sales for the six months ended October 31,2001 compared to 34% for the comparable period of the prior year. Excluding the restructuring charge,
SG&A expenses are anticipated to decline slightly in the second half of the year due to the lower costs following the management restructuring and other cost saving initiatives implemented by the company.

Interest expense (net) was $102,000 in the second quarter of fiscal 2002, down from $135,000 for the second quarter of fiscal 2001, due primarily to lower interest rates and lower weighted average borrowings outstanding. For the six months ended October 31, 2001, interest expense was $215,000 versus $234,000 for the comparable period of the prior year. This decrease is attributable to lower interest rates and lower weighted-average borrowings outstanding as well. Aside from subordinated debt and an Industrial Revenue Bond associated with the DCI facility, the Company has no senior debt outstanding.

The Company recorded an operating loss from discontinued operations for the second quarter of fiscal 2002 of $292,000 as compared to $113,000 in the same period last year. This was due primarily to lower sales spread over the fixed cost base and the completion of lower margin contracts in the current period as compared to the prior. For the six months ended October 31, 2001 the operating loss from discontinued operations was $497,000 compared to an operating income from discontinued operations of $120,000 for the six months ended October 31,
2000. Additionally, the Company recorded a loss on the sale of the discontinued
operations of $291,000 in the quarter ended October 31, 2001.

No income tax provision or benefit was recorded for the first quarter of fiscal
2002 and fiscal 2001 due primarily to net operating loss carry forwards available to the Company.

As a result of the above, the net loss for the second quarter of fiscal 2002 was
$1,613,000, compared to $208,000 in the second quarter of fiscal 2001. The net loss for the six months ended October 31, 2001 was $1,899,000 versus a net loss of $71,000 for the six months ended October 31, 2000.

Liquidity and Capital Resources

Net cash of $ 1.1 million was used by operations for the six months ended
October 31, 2001 compared to $529,000 used by operations in the first six months of fiscal 2001. The increase in cash used was primarily due to an increased loss and increases in accounts receivable and inventory which was partially offset by an increase in accounts payable. Net cash used by discontinued operations was
$179,000 for the six months ended October 31, 2001 compared to $301,000 used for the six months ended October 31, 2000.

Cash provided by investing activities was $7.1 million for the six months ended
October 31, 2001 compared to $161,000 for the six months ended October 31, 2000.
This increase is primarily attributable to the receipt of proceeds from the sale of ASII, partially offset by a $231,000 increase in the purchase of fixed assets over the comparable periods.

Cash used by financing activities was $5.4 million in the first six months of fiscal 2002 compared to cash provided of $317,000 in the six months ended
October 31, 2000. The decrease was the result of the pay off of the Company's credit facility following the sale of ASII and the early repayment of a portion of the Industrial Revenue Bond, funded by a release of restricted cash.

The Company expects that it will meet its ongoing requirements for working capital and capital expenditures from a combination of its existing cash and cash to be generated from operations of DCI.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 3. Subordinated Notes

The second through the seventh quarterly payments of interest, and first through third semi-annual payments of principal (totaling $149,760 and $468,000 respectively), due as of October 31, 2001, have not been made to the former stockholders of DCI, Inc. on the $1,248,000 promissory note issued by the
Company at the time of the acquisition. The Company has delivered claims against the former stockholders of DCI, Inc. based upon representations and warranties made in connection with the purchase of the stock of DCI. Pursuant to its rights, the Company believes that no payments are due at this time on the promissory note, and accordingly has classified the entire amount of the promissory notes as long-term.

Item 4.           Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of the Company was held on September 10, 2001 wherein the stockholders approved the sale of substantially all of the assets of
Airport Systems International, Inc., a wholly owned subsidiary. 1,074,327 shares were voted for the sale, 14,331 against, and 3010 withheld.

A meeting of stockholders of the Company was held on September 11, 2001. The following items were approved:

1.   Michael J. Meyer and Walter H. Stowell were re-elected as Class II directors of the Company for a period of three years until the 2004 Annual
     Meeting of the Stockholders. For both Mr. Meyer and Mr. Stowell, 1,832,120 shares were voted for election with 51,850 withheld. Mr. Stowell has since resigned from the Board. Members of the Board continuing in office include the Class III directors serving until the 2002 annual meeting, Keith S.
     Cowan and Robert D. Taylor. Both of the Class I directors, who were elected to serve until the 2003 annual meeting, Thomas C. Cargin and David D.
     Gatchell, have since resigned from the Board.

2.   An amendment to the Articles of Incorporation to increase the number authorized shares of Common Stock of the Company from 5,000,000 to
     10,000,000, and authorize the creation of 5,000,000 shares of Preferred
     Stock of the Company was approved with 1,216,032 shares voting for the amendment, 152,638 against and 10,785 shares withheld.

3.   An amendment to the Restated 1991 Stock Option Plan to increase the number shares of Common Stock subject to option from 475,000 to 675,000 was approved with 1,670,740 shares voting for the amendment, 193,045 against and 11,785 shares withheld.

4.   Appointment of Ernst & Young LLP as independent accountants was approved with 1,819,380 shares voting for appointment, 54,155 against and 2,110 shares withheld.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           None

                  (b)      Reports on Form 8-K:

                  Date of Filing                                          Item 2
                  --------------            -------------------------------------------------------------------------------

                  June 18, 2001             Form 8K, announcing that Elecsys Corporation had entered into an Asset Purchase
                                            Agreement with ASI Newco, Inc., a wholly owned subsidiary of Alenia Marconi Systems Ltd.
                                            to sell substantially all of the assets of its wholly owned subsidiary, Airport Systems
                                            International Inc.

                  August 31, 2001           Form 8K, announcing Elecsys Corporation's first quarter results as well as discussing the status of the sale of substantially all of the assets of its wholly owned subsidiary,
                                            Airport Systems International Inc.

                  September11,2001          Form 8K, announcing the closing of the sale of substantially all of the assets of its wholly owned subsidiary, Airport Systems
                                            International Inc.

                  October 9, 2001           Form 8K, announcing that Elecsys Corporation had

                                            restructured its Board of Directors and
                                            reduced management expenses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ELECSYS CORPORATION AND SUBSIDIARIES

December 17, 2001                                /s/ Thomas C. Cargin
-------------------------                   --------------------------------------------------------------------------------
Date                                        Thomas C. Cargin, Vice President of Finance and
                                            Administration, Secretary, and Principal Accounting Officer

                                  EXHIBIT INDEX

Number                     Description                                          Page

                                    None