Form 10QSB
period 2002-01-31
ELECSYS CORP
filed 2002-03-15
CIK 914398

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 January 31, 2002
                                    -------------------------------------

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
 -------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
or organization)

                             15301 West 109th Street
                              Lenexa, Kansas 66219
                           ----------------------------
                    (address of principal executive offices)

                                 (913) 647-0158
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

Common stock, $0.01 par value - 2,786,500 shares outstanding as of January 31, 2002

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended January 31, 2002
                                      INDEX

                                                                                        Page
PART I - FINANCIAL INFORMATION

         ITEM I - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED)
                  Condensed Consolidated Balance Sheets                                    3
                  Condensed Consolidated Statements of Operations                          4
                  Condensed Consolidated Statements of Cash Flows                          5
                  Notes to Condensed Consolidated Financial Statements                     6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                            9

PART II - OTHER INFORMATION
         Item 3 - Defaults upon Senior Securities                                         13
         Item 6 - Exhibits and Reports on Form 8-K                                        13

SIGNATURE PAGE                                                                            15

              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
      (Unaudited)
      (In thousands)

                                                        January 31, 2002            April 30, 2001
                                                        ------------------      ------------------------

Assets
Current assets:
  Cash &cash equivalents                                           $ 530                $ 26
  Accounts receivable, net                                          1,262               1,023
  Inventories, net                                                  1,845               2,042
  Other current assets                                                 89                 217
  Net assets of discontinued operations                                 -               7,909
                                                        ------------------      --------------
Total current assets                                                3,726              11,217

Property and equipment, at cost                                     3,339               2,952
Accumulated depreciation and amortization                            (550)               (356)
                                                        ------------------      --------------
                                                                    2,789               2,596

Restricted cash                                                         -               1,153
Cost in excess of net assets acquired, net                          1,643               2,014
Other assets                                                           64                 159
                                                        ------------------      --------------
Total assets                                                      $ 8,222            $ 17,139
                                                        ==================      ==============

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                  $ 909               $ 562
  Accrued expenses                                                    608                 656
  Notes payable to bank                                                 -               5,241
  Current portion of long-term debt                                     -               1,120
                                                        ------------------      --------------
Total current liabilities                                           1,517               7,579

Long-term debt, less current portion                                2,298               3,350

Stockholders' equity:
  Common stock                                                         28                  26
  Additional paid-in capital                                        8,138               8,088
  Receivable from officers from sale of stock                           -                 (19)
  Accumulated deficit                                              (3,759)             (1,885)
                                                        ------------------      --------------
Total stockholders' equity                                          4,407               6,210
                                                        ------------------      --------------
Total liabilities and stockholders' equity                        $ 8,222            $ 17,139
                                                        ==================      ==============

NOTE: The balance sheet at April 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

 Elecsys Corporation and Subsidiaries
 Condensed Consolidated Statements of Operations
        (Unaudited)
        (In thousands, except per share amounts)

                                                           Three Months Ended                   Nine Months Ended
                                                              January 31,                         January 31,
                                                   ----------------------------------    --------------------------------
                                                          2002              2,001             2002                 2,001
                                                   --------------      --------------    -------------       ------------

 Sales                                                     1,836               1,603            5,496              5,123
 Cost of products sold                                     1,564                 989            4,368              3,252
                                                   --------------      --------------    -------------       ------------
 Gross margin                                                272                 614            1,128              1,871

 Selling, general and administrative expenses                667                 591            2,569              1,803
                                                   --------------      --------------    -------------       ------------
 Operating (loss) income from continuing operations         (395)                 23           (1,441)                68

 Other income (expense)                                       (7)                  -              169                  -
 Interest expense (net)                                      (44)               (107)            (260)              (339)
                                                   --------------      --------------    -------------       ------------
 Loss from continuing operations                            (446)                (84)          (1,532)              (271)

 Gain on sale of discontinued operations                     446                   -              155                  -
 Income (loss) from discontinued operations                    -                (125)            (497)                (8)

                                                   --------------      --------------    -------------       ------------
 Net loss                                                      -                (209)          (1,874)              (279)
                                                   ==============      ==============    =============       ============

 Earnings (loss) per share:
   Basic and fully diluted
      Continuing operations                                (0.16)              (0.03)           (0.56)             (0.11)
      Discontinued operations                               0.16               (0.05)           (0.12)             (0.00)
                                                   --------------      --------------    -------------       ------------
 Net loss                                                   0.00               (0.08)           (0.68)             (0.11)
                                                   ==============      ==============    =============       ============

 Basic and fully diluted weighted average common       2,772,000            2,579,000        2,770,000          2,579,000
shares outstanding

See notes to condensed consolidated financial statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
     (Unaudited)
     (In thousands)                                                               Nine Months Ended
                                                                                      January 31,
                                                                           ---------------------------------
                                                                              2002                  2001
                                                                           -----------           -----------

Operating activities:
Loss from continuing operations                                              $ (1,532)               $ (385)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
    Depreciation and amortization                                                 317                   318
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                   (239)                 (148)
      Inventories, net                                                           (189)                 (485)
      Accounts payable                                                            347                   411
      Accrued expenses                                                            118                    68
      Other, net                                                                  128                   (31)
                                                                           -----------           -----------
Net cash used in continuing operations                                         (1,050)                 (252)
Gain on sale of discontinued operations                                           155                     -
Net cash provided by (used in) discontinued operations                           (624)                 (460)
                                                                           -----------           -----------
Cash used in operating activities                                              (1,519)                 (712)

Investing activities:
  Proceeds from sale of discontinued operations                                 8,036                     -
  Purchases of property and equipment                                            (400)                 (120)
  DCI dispute resolution agreement payment                                       (328)                    -
  Change in other assets                                                           95                   267
                                                                           -----------           -----------
Net cash provided by investing activities                                       7,403                   147

Financing activities:
  Net borrowings (payments) on notes payable to bank
      related to discontinued operations                                       (5,241)                1,028
  Principal payments on long-term debt                                         (1,363)                 (340)
  Proceeds from collection of shareholder loan                                     19                     -
  Proceeds from exercise of stock options                                          52                     -
  Change in restricted cash                                                     1,153                   (14)
                                                                           -----------           -----------
Net cash provided by (used in) financing activities                            (5,380)                  674
                                                                           -----------           -----------
Net increase (decrease) in cash and cash equivalents                              504                   109

Cash and cash equivalents at beginning of period                                   26                     -

                                                                           -----------           -----------
Cash and cash equivalents at end of period                                      $ 530                 $ 109
                                                                           ===========           ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                      $ 396                 $ 456
                                                                           ===========           ===========
  Income taxes                                                                    $ -                 $ 120
                                                                           ===========           ===========

See notes to condensed consolidated financial statements.

                      ELECSYS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                January 31, 2002

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of
Elecsys Corporation (the Company) include the accounts of the Company and its wholly owned subsidiaries, Airport Systems International, Inc. (ASII), DCI, Inc.
(DCI), and ASII International, Inc., a foreign sales corporation incorporated in
Barbados. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30,
2002. For further information, refer to the consolidated financial statements and footnotes included in the Elecsys Corporation and Subsidiaries annual report on Form 10-KSB for the year ended April 30, 2001.

2. Asset Purchase Agreement

On September 10, 2001 the Company's shareholders approved an agreement for the sale of substantially all of the assets and operations and the transfer of certain liabilities of its aerospace business, ASII, to Alenia Marconi Systems
(ASI) Inc. (Buyer). In addition, the Buyer assumed standby letters of credit issued by the Company under its bank line of credit and a mortgage loan on property conveyed in the transaction. On September 11, 2001 this sale transaction was closed with an initial purchase price of $7.7 million, subject to a final adjustment based on a targeted net asset value as defined in the
Asset Purchase Agreement. The Company received $7.3 million in cash at closing and the balance, $400,000, was placed in escrow. A portion of the $7.3 million cash proceeds was used by the Company to retire the note payable to bank ($5.6 million at September 11, 2001), retire an installment note payable to bank
($362,000 at September 11, 2001), and make past due interest payments on subordinated debt (approximately $68,000).

During October of 2001, the Buyer notified the Company that it was disputing approximately $900,000 of the net asset value pursuant to its rights under the
Asset Purchase Agreement. In November, the Company received $261,000 in partial settlement of this dispute, which was reflected as gain on sale of discontinued
operations in the second quarter of this fiscal year. In January of 2002, the
Company and Buyer settled the remaining disagreement. The settlement resulted in the cash payment to Elecsys of approximately $475,000 of additional consideration for the net assets sold. This amount, net of costs related to reaching the settlement, was

recognized as a Gain on Sale of Discontinued Operations in the third quarter ending January 31, 2002 of $446,000, resulting in a net Gain on Sale of
Discontinued Operations on a year to date basis of approximately $155,000, and completes the process of adjusting the purchase price that was contemplated in the Asset Purchase Agreement.

As a result of the sale, the operations of ASII have been reflected as discontinued operations. Amounts previously reported as part of Company operations have been reclassified as discontinued operations and are not included in the line item level discussion in the RESULTS OF OPERATIONS section of the Management's Discussion and Analysis (Item 2) below. Revenues of this discontinued business segment totaled $ 0 and $3.0 million for the quarters ended January 31, 2002 and 2001, respectively and $4.6 million and
$11.0 million for the nine months ended January 31, 2002 and 2001, respectively.

3. Notes Payable to Banks

The Company had a line of credit agreement with a bank that was terminated on the closing of the Asset Purchase Agreement. All borrowings and other obligations (standby letters of credit) under this line were either paid in full or assumed by the Buyer, as described in Note 2 above. The Company does not currently have a credit facility with a bank.

4. DCI Purchase Claim Resolution

At the end of the third quarter of this fiscal year, the Company and the former stockholders of DCI, Inc. settled the disagreement that existed concerning representations and warranties made by those former stockholders in connection with the purchase of the stock of DCI and payment of the subordinated note held by the former stockholders. The resolution agreement contained the following elements:

     a.   Elecsys paid principal and interest on the existing note to the former stockholders of approximately $328,000.
     b.   An entity formed by the former stockholders purchased, at book value, inventory, fixed assets, and intellectual property primarily associated with the DCI instrument panel meter product line in exchange for a reduction in the existing note of approximately
          $405,000. No gain or loss was recorded on this transaction.
     c.   The former stockholders forgave approximately $248,000 of principal and interest owed on the existing note, which was recorded in the third quarter ended January 31, 2002 as a reduction in goodwill.
     d.   Elecsys issued two long term, subordinated notes in exchange for the remaining principal balance on the existing note; one note, for approximately $405,000 is convertible into common shares of Elecsys at
          $1.93 per share and another, non-convertible, note totals $31,650.
     e.   The parties mutually released each other from any and all existing and future claims under the original purchase agreements.

5. Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended January 31, 2001 have been reclassified to conform to the fiscal 2002 presentation.

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

OVERVIEW

Elecsys Corporation (the "Company"), through its subsidiaries DCI, Inc. (DCI)
and Airport Systems International, Inc. (ASII) is a designer and manufacturer of electronic sub-assemblies and systems, and a provider of electronic manufacturing services (EMS) and custom liquid crystal displays. Until September
11, 2001, the Company operated two business segments, EMS and aerospace. The EMS unit is operated through DCI and the aerospace unit, which was sold on September
11, 2001, was operated through ASII. The EMS unit provides specialized electronic design, manufacturing and test services to original equipment manufacturers (OEM's) and manufactures and imports custom liquid crystal display
(LCD) devices. The electronic assemblies it designs and manufactures, including circuit board assemblies, electronic modules and full turn-key products, along with the LCD's it manufactures or imports, are used in medical, aerospace, industrial and consumer product applications. Sales are made primarily to customers within the United States. The aerospace unit designed, manufactured and installed ground-based radio navigation and landing systems (Navaids) and airfield lighting. Its customers consisted of civil aviation authorities in the
United States and throughout the world. The business conducted by ASII was sold on September 11, 2001, as discussed in Note 2 in the notes to Condensed
Consolidated Financial Statements.

RESULTS OF OPERATIONS

Sales from continuing operations for the third quarter of fiscal 2002 were $1.8 million, up 15% when compared with $1.6 million for the third quarter of fiscal year 2001. Sales from continuing operations were $5.5 million for the first nine months of fiscal 2002, an increase of 7% over the $5.1 million reported for the first nine months of fiscal 2001. Revenues for both the three and nine month periods increased due to the addition of several new electronic assembly service customers along with smaller increases in Engineering Services and Instrument sales. These increases were partially offset by significant decreases in microelectronic services and LCD product sales and a slight decrease in repair revenue.

Gross margins from continuing operations for the third quarter of fiscal 2002 were $272,000, or 15% of sales, down from $614,000, or 38% of sales, for the same period last year. The decline in gross margin, and gross margin as a percent of sales, is due to several factors:

     1.   Significantly lower sales to one of DCI's largest and highest gross margin microelectronics products customers (a consumer product manufacturer).
     2.   Lower overhead absorption rates due to lower revenue levels than anticipated. A number of customers who had orders in the backlog at the end of the second quarter of this fiscal year that were scheduled to ship in the third quarter asked that those shipments be delayed.
          The Company believes this is an industry wide situation,

          caused, in part, by the economy. In order to maintain good customer relations, the Company accommodated the customers' requests. Overhead levels in place to support the expected higher shipment levels were not absorbed over the lower sales volume, which contributed significantly to the decline in gross margins. Reductions in those overhead rates were effected on February 1, 2002 through a reduction in direct and indirect labor headcount.
     3.   A significantly higher mix of sales to new customers, which requires additional manufacturing engineering and startup costs.
     4.   The Company's focus on and success in gaining new larger OEM customers, which provide for higher production volumes, but generate lower gross margins than the smaller, lower-volume customers the
          Company has done business with in the past. The Company achieved very low gross margin on one large customer's product line, in particular.
          This was a result of higher than expected labor hours required to complete the associated labor-intensive, through-hole technology jobs for this customer.
     5.   The Company is experiencing higher material costs and lower sales volume in its LCD manufacturing business.

For the first nine months of fiscal 2002, gross margins from continuing operations totaled $1.1 million, or 20% of sales, versus $1.9 million or 37% of sales for the comparable nine months of the prior fiscal year. The decrease in gross margins, and gross margin as a percent of sales, is primarily attributable to the items described above, which had a larger impact in the second and third quarters of this fiscal year than in the first.

The Company's focus on serving moderate volume, high product mix customers that have been under-served by larger EMS providers, along with our manufacturing flexibility, and our ability to design, manufacture and import custom LCD displays (as well as assemble the drive electronics and bond the two) have been instrumental in our ability to replace the significant decrease in orders from the large microelectronics products customer previously mentioned. We continue to be encouraged by the bookings levels we experienced in the third quarter and are optimistic that this trend will carry through the balance of fiscal 2002.
Based partially upon our increased sales activities and backlog of orders at the end of the third quarter, we expect sales to be higher in the fourth quarter of this fiscal year when compared to levels in the prior year, although actual results could differ materially due to significant capacity in the EMS industry and other factors. We anticipate gross margins to improve in the final quarter of this fiscal year compared to previous quarters of the current fiscal year, although no assurances can be made in this regard. We anticipate that this will result from generally improved plant efficiency, elimination of certain unprofitable customers, an expense reduction associated with the sale of the
Company's instrument product line, and a distribution agreement associated with the equipment line along with the expense reductions noted above. Management also anticipates that an increase in margins from the LCD business will result from increased offshore sourcing and new pricing policies.

Selling, general and administrative ("SG&A") expenses were $667,000 (36% of sales) for the third quarter of fiscal 2002 compared to $591,000 (37% of sales)
for the third quarter of fiscal 2001. This increase was due to an increase in sales and engineering personnel and bad debts at DCI, offset by a reduction in corporate expenses due to the management restructuring in October 2001 and other administrative cost saving efforts implemented by the Company.

SG&A expenses for the nine months ended January 31, 2002 increased $766,000 to
$2.6 million (47% of sales), compared to $1.8 million (35% of sales), for the nine months ended January 31, 2001. This increase is due primarily to the restructuring charge reserve recorded in the second quarter of this year as a result of the management reorganization, an increase in sales compensation associated with the increased sales efforts and higher legal fees.

The restructuring charge, which was $315,000 and was recorded in the second quarter of this fiscal year, consisted primarily of severance costs associated with the elimination of two senior executives from the Company's employ and related expenses. For the three and the nine months ended January 31, 2002, the
Company had net cash outflows of approximately $105,000 and $271,000, respectively, associated with the restructuring reserve. The Company believes that the remaining reserves are adequate to cover the outstanding liabilities.

Interest expense (net) was $44,000 in the third quarter of fiscal 2002, down from $107,000 for the third quarter of fiscal 2001, due primarily to lower weighted average borrowings outstanding and lower interest rates. For the nine months ended January 31, 2002, interest expense (net) was $260,000 versus
$339,000 for the comparable period of the prior year. This decrease is attributable to lower weighted-average borrowings outstanding and lower interest rates as well.

The Company recorded an operating loss from discontinued operations for the third quarter of fiscal 2002 of $ 0 as compared to $125,000 in the same period last year, due to the sale of substantially all of the assets and operations of
ASII on September 11, 2001. For the nine months ended January 31, 2002, the operating loss from discontinued operations was $497,000 compared to an operating loss from discontinued operations of $8,000 for the nine months ended
January 31, 2001. Additionally, the Company recorded a gain on the sale of the discontinued operations of $446,000 (net of certain associated expenses) in the quarter ended January 31, 2002 as a result of the settlement of certain purchase price disputes with the buyer. The Company recognized a final gain of $155,000 on the sale of discontinued operations for the nine months ended January 31,
2002.

No income tax provision or benefit was recorded for the third quarters of fiscal
2002 and fiscal 2001 due primarily to net operating loss carry forwards available to the Company.

As a result of the above, the net loss for the third quarter of fiscal 2002 was
$0, compared to $209,000 in the third quarter of fiscal 2001. The net loss for the nine months ended January 31, 2002 was $1,874,000 versus a net loss of
$279,000 for the nine months ended January 31, 2001.

Liquidity and Capital Resources

Net cash of $ 1.1 million was used by continuing operations for the nine months ended January 31, 2002 compared to $713,000 used by operations in the first nine months of fiscal 2001. The increase in cash used was primarily due to an increased loss from continuing operations, and increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

Cash provided by investing activities was $7.4 million for the nine months ended
January 31, 2002 compared to $147,000 for the same period last year. This increase is primarily attributable to the receipt of proceeds from the sale of
ASII, partially offset by purchases of fixed assets and a $328,000 payment made in conjunction with the DCI dispute resolution agreement.

Cash used by financing activities was $5.4 million in the first nine months of fiscal 2002 compared to cash provided of $674,000 in the nine months ended
January 31, 2001. The cash used was the result of the pay off of the Company's credit facility following the sale of ASII and the early repayment of a portion of the Industrial Revenue Bond, funded by a release of restricted cash.

The Company does not currently have a credit facility with any bank. The Company expects to meet its ongoing requirements for working capital and capital expenditures from a combination of its existing cash and cash expected to be generated from operations of DCI, although no assurances can be made in this regard. If operating losses are not eliminated at DCI, the existing cash balance alone will not be adequate to sustain the Company's future operations. The
Company has begun discussions with potential lenders and investors about providing financing to the Company, though no assurances can be made that these efforts will be successful.

PART II - OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

     During the third quarter of this fiscal year, the Company resolved its claims against the former stockholders of DCI, Inc. Those claims were based upon representations and warranties made by those stockholders in connection with the purchase of the stock of DCI, Inc. As a result of those claims, the Company exercised an offset right as to payments otherwise due under the subordinated notes held by the former stockholders. The former DCI stockholders viewed the exercise of that offset right as a default upon the subordinated note.
Settlement of the claims against the former stockholders of DCI included a payment by the Company under the subordinated note, so that there was clearly no default thereunder. See Footnote 4 of Notes to Condensed Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)   Exhibits:
                        10.1     Dispute Resolution Agreement
                        10.2     Promissory Note
                        10.3     Promissory Note
                        10.4     Registration Rights Agreement

                  (b)      Reports on Form 8-K:

                  Date of Filing                     Item 2
                  --------------        ----------------------------------------

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

                September 11,2001       Form 8K, announcing the closing of the
                                        sale of substantially all of the assets
                                        of its wholly owned subsidiary, Airport
                                        Systems International Inc.

                October 9, 2001         Form 8K, announcing that Elecsys
                                        Corporation had restructured its Board
                                        of Directors and reduced management
                                        expenses.

                January 3, 2002         Form 8K, announcing settlement and
                                        collection of the final purchase price
                                        for the sale of ASII.

                February 7, 2002        Form 8K, announcing settlement of the
                                        dispute with the former stockholders of
                                        DCI, Inc. concerning representations and
                                        warranties made in connection with the
                                        purchase of the stock of DCI, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ELECSYS CORPORATION AND SUBSIDIARIES

March 14, 2002                    /s/ Thomas C. Cargin
-----------------------       --------------------------------------------------
Date                          Thomas C. Cargin, Vice President of Finance and
                              Administration, Secretary, and Principal Accounting
                              Officer

                                  EXHIBIT INDEX

Item                                Description                               Page

10.1                                Dispute Resolution Agreement                16

10.2                                Promissory Note                             37

10.3                                Promissory Note                             46

10.4                                Registration Rights Agreement               48