Form 10KSB
period 2002-06-30
ELECSYS CORP
filed 2002-07-29
CIK 914398

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal year ended April 30, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number    0-22760
                                               ---------------

                               Elecsys Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        Kansas                                             48-1099142
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     15301 West 109th Street, Lenexa, Kansas            66219
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                     Issuer's telephone number (913)647-0158
                                              ----------------

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

         State issuer's revenues for its most recent fiscal year.  $7,887,000
                                                                 ---------------
         The aggregate market value of the voting stock held by non-affiliates of the issuer on July 22, 2002, based upon the average bid and ask prices for such stock on that date was $2,093,498. The number of shares of Common Stock of the issuer outstanding as of July 22, 2002 was 2,791,331.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 9, 10, 11, and 12 of Part III of this Form
10-KSB have been incorporated by reference to our Proxy Statement for our Annual
Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended April 30, 2002.

Transitional Small Business Disclosure Form (Check One): Yes ___    No  X

                                     Part I

Item 1.    DESCRIPTION OF BUSINESS

General

          Elecsys Corporation ("Elecsys," the "Company," or "we"), through its subsidiary DCI, Inc. ("DCI"), designs and manufactures custom electronic assemblies and integrated electronic displays for numerous original equipment manufacturers (OEMs). Elecsys was incorporated in Kansas in 1991, and from 1991 through February 2000, the company designed, manufactured and sold aircraft navigational aids (the "Navaids Business"). In February 2000, the Company acquired DCI. To better define our business, as well as the businesses operated by our subsidiaries, the Company changed its name from "Airport Systems
International, Inc." to "Elecsys Corporation" on November 1, 2000. Coincident
with that name change, we formed a wholly owned subsidiary named "Airport
Systems International, Inc." ("ASII") and transferred the Navaids Business from
Elecsys to ASII. On September 11, 2001, we exited the Navaids Business when we sold substantially all of the assets and operations, and transferred certain liabilities, of the Navaids Business to Alenia Marconi Systems ("AMS").

Strategy

          Following the sale of ASII, we reduced corporate overhead, paid off all our secured debt, except for a mortgage on the DCI building, and are focused exclusively on growing and improving the profitability of DCI. In addition to growing DCI internally through increased sales and marketing efforts, we are also pursuing and reviewing selected acquisition opportunities that would complement or augment the business at DCI.

         Our management team continues to view the integration of specialized electronic manufacturing services (EMS) with custom liquid crystal display (LCD)
devices to be a large and growing market. Growth is driven by the increasing use of custom displays and the fact that manufacturers of all sizes are continuing to outsource their electronics manufacturing, allowing them to focus on core business competencies such as product design and marketing.

Business

          Through DCI, we provide a unique range of design, manufacturing and test services to OEMs that are focused on custom display technology, automated electronic production and miniaturization. We design, manufacture and test electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic displays and assemblies and full turn-key products, along with custom liquid crystal display (LCD) devices and custom integrated LCD modules. The electronic assemblies and LCDs we produce, or import, are used in medical, aerospace, industrial, military, consumer and other applications. We conduct operations from our 33,000 square foot facility located in Lenexa,
Kansas. We received ISO 9001 certification in November 2000. Our sales are made primarily to customers within the United States who are serviced through a combination of in-house sales personnel and outside sales representative firms.

         The electronic manufacturing services that we provide encompass turn-key product design, manufacturing and testing. Our engineering staff provides hardware design, software design and component engineering services under contract to OEMs. Our manufacturing processes produce assemblies incorporating both conventional electronic packaging and high-density configurations, including ball grid array (BGA) and microelectronic technologies. We maintain manufacturing capabilities which include automated surface mount technology component placement, automated solder paste application and soldering, automated through hole component insertion, wire bonded chip on board microelectronic assembly, and complete in-circuit and functional testing services.

         Our LCD fabrication process produces custom LCDs for all applications.
An LCD is a low power display device in which liquid crystal material is sealed in a cell between specially etched plates of conductively coated glass. When an electric field is applied across the glass plates, the liquid crystal material becomes polarized and the display is activated. LCDs are used to display information in a variety of applications from commercial and consumer to aerospace and medical products. We fabricate highly specialized and low- to medium-volume custom LCD devices in a cleanroom located in our Lenexa facility.
This cleanroom was built to Class 10000 specifications and incorporates a self-contained HVAC system with HEPA filtration and a controlled entry airlock.
The cleanroom also includes automated photo-imaging and glass scribing process equipment. We have recently established several partnerships with offshore LCD manufacturers to source our high-volume customer requirements. We are capable of designing and manufacturing a complete display module involving both the custom
LCD device and the supporting electronics. A limited number of our competitors have the current capability to produce such complete modules.

         Our design and manufacturing capabilities, combined with materials management expertise, make us a single resource for product development and manufacturing that allows customers to integrate their supply chains and reduce their vendor bases. We strive to form long-term partnerships with our customers and to maintain those relationships through superior performance. We focus our marketing efforts on OEMs whose products require the integration of custom LCD devices with specialized electronic manufacturing in low- to medium-volume. Our ideal customer requires both design and manufacturing services and places a high value on quality, reliable delivery and customer service. This strategy of focusing on hybrid electronic/LCD assemblies differentiates us from conventional domestic EMS providers and has been a primary component of DCI's recent sales growth.

Competition

          There are a limited number of LCD manufacturers located in the United
States including Planar /Standish, Crystaloid Technologies Inc., LXD Inc. and
Polytronix Inc.. In addition to these domestic LCD manufacturers, there are numerous foreign manufacturers who export LCD products into our primary customer markets. In the electronic manufacturing services arena, there are numerous domestic and foreign EMS providers with which we compete. Many of these competitors are substantially larger than DCI, with greater financial, operating, manufacturing and marketing resources, including Celestica Inc.,
Flextronics International Ltd., Sanmina-SCI Corporation, and Solectron
Corporation. Many havebroader geographic breadth, a broader range of services, and established overseas operations. Our ability to integrate custom LCDs with electronic assemblies helps differentiate us from our competitors.

         In addition, we face competition from the internal manufacturing operations of our current and potential customers who continually evaluate the relative benefits of internal manufacturing versus

outsourcing. Our management team believes that the principal competitive factors in our target markets are product quality, reliability in meeting product delivery schedules, flexibility and timeliness in responding to design and schedule changes, pricing, and technological sophistication. To remain competitive, we must provide technologically advanced manufacturing services, maintain quality levels, deliver finished products on a reliable basis, offer flexible delivery schedules, and compete effectively on price.

Sources and Availability of Raw Materials and Principal Suppliers

         Generally, the raw materials used in the manufacture of our products are readily available from a number of sources in the United States and abroad.
From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. We actively manage our business in a way that minimizes our exposure to these potential shortages, but we may experience component shortages that could cause us to delay shipments to customers, which would result in lower net sales and operating results.

Dependence on One or a Few Major Customers

         Sales to our largest customer accounted for 14% of total sales in fiscal 2002, and sales to the top five customers accounted for 50% of our total sales during that same period. In order to minimize the impact the loss of any one customer might have on our business, we have continued to expand and diversify our customer base since we acquired DCI in February 2000. We are focusing our increased sales efforts on new market segments and increasing our market penetration of select geographic areas.

Intellectual Property

          We do not own any material patents or copyrights. The "Elecsys" name is subject to common law trademark protection. Our material intellectual property consists of drawings, plans, software, specifications and engineering and manufacturing knowledge that DCI maintains as confidential proprietary information. In addition, we depend on recruiting, training and retaining our employees, who are required to have sufficient knowledge to operate advanced equipment and to conduct sensitive and complicated manufacturing operations. We have non-competition and non-disclosure agreements in place with key members of the management team.

Governmental Regulations

         Our operations are subject to certain federal, state and local regulations concerning the environment, waste management, and health and safety matters. We believe that we operate in compliance with all applicable requirements and do not anticipate any material expenditures in maintaining compliance. New, modified, or more stringent requirements or enforcement policies could

be adopted in the future which could result in material costs and liabilities that could adversely affect our business.

         We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We engage independent contractors for the off-site disposal of these materials.

Research and Development

         We design and manufacture products and assemblies for OEM customers on a contract basis and thus are not engaged in any independent, self-funded research and development programs. Our process engineering group is continuously developing and refining improved manufacturing processes in order to enhance the performance of the Company.

Total Number of Employees

         At April 30, 2002, we had a total of 97 employees, all whom were employees of DCI. None of our employees are represented by a labor organization or subject to a collective bargaining agreement. Our management team believes that our relationship with our employees is good.

Item 2. DESCRIPTION OF PROPERTY

         We conduct operations from the DCI facility, a 33,000 square foot building on four acres located at 15301 West 109th Street, Lenexa, Kansas. We have a leasehold interest in this property subject to City of Lenexa, Kansas
Variable Rate Demand Industrial Development Revenue Bonds (DCI Project) Series
1998. The face amount of the Bonds outstanding at April 30, 2002 was $1,570,000 and is due in annual payments of $100,000 to $200,000 through 2017. We use approximately 25,000 square feet for manufacturing operations while the remaining 8,000 square feet is used for engineering, administration and marketing. Our Lenexa facility is in good working order. We have space available in the building to accommodate moderate growth in our business.

Item 3. LEGAL PROCEEDINGS

         We are a party to routine litigation that is incidental to the business. We believe that none of these actions will have a material effect on the Company. The Company is not aware of any proceedings pending or contemplated by a governmental authority.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended April 30, 2002.

                                 Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Stock Trading

The Company's common stock trades on the American Stock Exchange under the symbol "ASY".

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for
Elecsys common stock as reported by the American Stock Exchange for the two preceding fiscal years. No cash dividends have been declared during such time.
As of April 30, 2002, the Company had approximately 175 stockholders of record.

      Fiscal Year 2002            High                   Low
                           ------------------- ------------------------
      First Quarter                   $ 2.10                    $ 1.16
      Second Quarter                     2.00                     0.90
      Third Quarter                      1.05                     0.50
      Fourth Quarter                     0.84                     0.51
      For the Year                     $ 2.10                   $ 0.50

      Fiscal Year 2001            High                   Low
                           ------------------- ------------------------
      First Quarter                    $ 2.50                   $ 1.63
      Second Quarter                     2.75                     1.75
      Third Quarter                      2.44                     1.31
      Fourth Quarter                     1.75                     1.20
      For the Year                     $ 2.75                   $ 1.20

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Overview

          Elecsys Corporation, ("Elecsys," the "Company," or "we"), through its subsidiary DCI, Inc., designs and manufactures custom electronic assemblies and integrated electronic displays for numerous original equipment manufacturers
(OEMs). Elecsys was incorporated in Kansas in 1991, and from 1991 through
February 2000, the company designed, manufactured and sold aircraft navigational aids (the "Navaids Business"). In February 2000, the Company acquired DCI. To better define our business, as well as the businesses operated by our subsidiaries, the Company changed its name from "Airport Systems International,
Inc." to "Elecsys Corporation" on November 1, 2000. Coincident with that name change, we formed a wholly owned subsidiary named "Airport Systems
International, Inc." ("ASII") and transferred the Navaids Business from Elecsys to ASII. On September 11, 2001, we exited the Navaids Business when we sold substantially all of the assets and operations, and transferred certain liabilities of the Navaids Business to AMS for a total purchase price of approximately $8.0 million, including all adjustments.

         DCI provides a unique range of design, manufacturing and test services to OEM's that are focused on custom display technology, automated electronic production and miniaturization. We design, manufacture and test electronic assemblies, including circuit boards, integrated electronic display modules and full turn-key products, along with custom liquid crystal display (LCD) devices.
The electronic assemblies and LCD's we produce, or import, are used in medical, aerospace, industrial and consumer product applications. Our sales are made primarily to customers within the United States.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         Inventory Valuation

         Our inventories are stated at the lower of cost using the first-in, first-out (FIFO) method or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers'
product demands are less than favorable than those projected, additional inventory write-downs may be required.

         Allowance for Doubtful Accounts

         We perform ongoing credit evaluations of our customers' financial condition and make provisions for doubtful accounts based on the outcome of our credit evaluations. We also evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience and the age of past due receivables. Unanticipated changes in our customers' liquidity or financial position, which results in an impairment of their ability to make payments, may require additional provisions for doubtful accounts.

Results of Operations

         The following table sets forth for the periods presented, certain statement of operations data (in thousands) for the continuing operations of the
Company (excluding the Navaids Business sold in September 2001):

                               Year Ended
  -------------------------------------------------------------------
                               April 30, 2002      April 30, 2001
  -------------------------------------------------------------------

Sales                       $ 7,887      100.0%  $ 6,638      100.0%
Cost of products sold         6,187       78.5%    4,275       64.4%
                            -------    -------   -------    --------
Gross margin                  1,700       21.5%    2,363       35.6%
Selling, general and
  administrative expenses     3,101       39.3%    2,399       36.1%
                            -------    -------   -------    --------
Operating loss               (1,401)     (17.8%)     (36)      (0.5%)
Interest expense               (334)      (4.2%)    (435)      (6.6%)
Other income, net               208        2.7%       --         --
                            -------    -------   -------    --------
Loss from
  continuing operations      (1,527)     (19.4%)    (471)      (7.1%)
Gain on sale of
  discontinued operations       155        2.0%       --         --
Income (loss) from
  discontinued operations      (497)      (6.3%)     258        3.9%
                            -------    --------  -------    --------
Net loss                    $(1,869)     (23.7%) $  (213)      (3.2%)
                            =======    ========  =======    ========

          Sales from continuing operations for the year ended April 30, 2002 were $7,887,000, an increase of $1,249,000 or 18.8% from $6,638,000 in fiscal
2001. Sales increased due to the addition of several new electronic assembly service customers along with smaller increases in sales of engineering services and instruments. These increases were partially offset by small decreases in
LCDs, repair and parts sales.

          Gross margins from continuing operations decreased in fiscal 2002 approximately $663,000 or 28.1% to $1,700,000 from $2,363,000 in fiscal 2001.
Gross margin as a percentage of sales decreased to 21.5% in fiscal 2002 from
35.6% in fiscal 2001. The decrease in gross margin in dollars and as a percent of sales is due to several factors: (i) significantly lower sales to one of
DCI's largest and highest gross margin microelectronics products customers (a consumer product manufacturer), (ii) in the second and third quarters of this fiscal year, due to the economic slowdown together with the terrorist events of
September 11, 2001, many of our customers, including some of our higher margin customers, slowed down their order rate with us or asked to defer some previously scheduled shipments into fiscal 2003. In the interests of our long-term relationships with those customers, we accommodated their requests although we had increased our volume capabilities earlier in the year in anticipation of planned growth. The impact of these lower sales levels and higher costs was dramatically lower margins

in the second and third quarters, which contributed to the decrease in gross margin for fiscal 2002 when compared to fiscal 2001. We reacted to these issues with a labor force reduction in February, selective price increases in our LCD business, the elimination of certain low margin jobs, and a sharpened focus on management of and reduction in operating costs, (iii) a larger percentage of sales to new customers that require additional manufacturing, engineering and start-up costs, (iv) our focus and success in gaining new larger
OEM customers, which provide for higher production volumes, but generate lower gross margins than the smaller, lower-volume customers we have done business with in the past, and (v) we experienced higher material costs and lower sales volume in our LCD manufacturing business.

          Selling, general and administrative ("SG&A") expenses increased
$702,000, or 29.3% to $3,101,000 in fiscal 2002 compared to $2,399,000 in fiscal
2001. As a percent of sales, SG&A expenses were 39.3% of revenues for 2002 and 36.1% for 2001. During 2002, the Company charged approximately $375,000 to operations as a restructuring charge which consisted of severance costs, benefits and related expenses associated with the elimination of two executives.
The increase in SG&A benefits was due primarily to the restructuring charge, increases in sales compensation associated with the increased sales efforts, and an increase in sales personnel.

          Interest expense decreased from $435,000 in fiscal 2001 to $334,000 in fiscal 2002. This was due to lower weighted average borrowings outstanding and lower interest rates.

          Other income of $208,000 for fiscal 2002 was due primarily to a settlement of a lawsuit and, to a lesser extent, the interest earned on the excess cash balances resulting from the proceeds of the sale of the Navaids
Business and the settlement of a lawsuit.

          The Company recorded an operating loss from discontinued operations of
$497,000 for 2002 as compared to operating income from discontinued operations of $258,000 for 2001. This was the result of the Company selling substantially all of the assets and operations of the Navaids Business on September 11, 2001.
Additionally, the Company recognized a gain on the sale of the discontinued
operations of $155,000 for the year ended April 30, 2002.

          No income tax provision or benefit was recorded for fiscal 2002 or
2001 due primarily to net operating loss carry forwards available which have been fully reserved due to the uncertainty of their utilization.

          Primarily as a result of the above, the net loss for 2002 was
$1,869,000, compared to a net loss of $213,000 in 2001.

Liquidity and Capital Resources

          Cash and cash equivalents increased to $778,000 as of April 30, 2002 compared to $26,000 as of April 30, 2001. This increase was mainly attributable to the proceeds from the sale of the Navaids Business on September 11, 2001. The sale proceeds were partially offset by a net loss from continuing operations and payments on long-term debt and the note payable to the bank.

          We used cash from operations of $1,351,000 and $506,000 for the fiscal years ended April 30, 2002 and 2001, respectively. The cash flow used in operating activities was primarily due to the net loss from continuing operations of $1,527,000 and was partially offset by depreciation and amortization

as well as increases in accounts payable and net decreases in other current assets and liabilities. Additionally, the cash used by discontinued
operations contributed $469,000 to the use of cash by operating activities for fiscal 2002.

         Net cash provided by investing activities totaled $7,598,000 for the year ended April 30, 2002 compared to a use of cash by investing activities of
$158,000 during 2001. The increase primarily relates to the proceeds from the sale of the Navaids Business of $8,036,000, which was slightly offset by purchases of property and equipment of $438,000. Purchases of property and equipment included the addition of an elevator to our facility and equipment to upgrade and modernize the production lines.

         Net cash used in financing activities totaled $5,495,000 for the year ended April 30, 2002 as compared to cash provided by financing activities of
$690,000 for the year ended April 30, 2001. The change was mainly attributable to principal payments on long-term debt of $1,478,000 and repayments of borrowings to a bank of $5,241,000 with a portion of the proceeds from the sale of the Navaids Business. These amounts were partially offset by the change in restricted cash of $1,153,000 and the proceeds from the exercise of stock options.

         The Company did not have a line of credit agreement with a bank as of
April 30, 2002. The original line of credit expired August 8, 2001. Effective
July 18, 2002, the Company signed a line of credit facility for $1,000,000 that is available for working capital. The line of credit is secured with accounts receivable and inventory. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall
Street Journal plus 1% (5.75% at July 18, 2002). This line contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

          The Company has a letter of credit with a bank related to the
Industrial Revenue Bonds for its Lenexa, Kansas facility. The letter of credit has an expiration date of September 15, 2002. In July 2002, the Company was notified that the bank does not intend to renew the letter of credit beyond the current expiration date. If the Company is unable to replace its existing letter of credit prior to expiration, the Company would be in default of the indenture for the Industrial Revenue Bonds. The Company is actively pursuing obtaining a replacement letter of credit with another financial institution and expects that it will be able to do so, or obtain an extension with the existing bank, prior to the expiration of the current letter of credit.

         We believe that existing cash, the cash expected to be generated from the operations of DCI plus amounts available under our line of credit together with trade credit, will be sufficient to finance our currently anticipated working capital needs and capital expenditures for at least the next twelve months.

Sale of Navaids Business

         On September 11, 2001, our shareholders approved an agreement for the sale of substantially all of the assets and operations and the transfer of certain liabilities of the Navaids Business to Alenia Marconi Systems, Inc.
("AMS"). We received approximately $8,000,000 in cash of which approximately
$5,600,000 was used to retire the note payable to our bank. Another $362,000 of the proceeds was used to retire an installment note payable and make past due interest payments on subordinated debt of approximately $68,000. A portion of the remaining $1,970,000 was used to finance the Company's operations in fiscal
2002 and the remainder exists in the Company's cash balances on April 30, 2002.

DCI Settlement Agreement

         During January 2002, the Company settled a dispute with the former stockholders of DCI resulting from the Company's acquisition of DCI. Pursuant to the terms of the settlement, (i) the Company paid previously due but unpaid principal and interest on the notes payable to the former stockholders of approximately $328,000, (ii) the Company distributed inventory, fixed assets, and intellectual property primarily associated with the DCI instrument panel meter product line in exchange for a reduction in the notes payable to former stockholders of approximately $398,000, (iii) the former stockholders forgave approximately $248,000 of principal and interest owed on the notes payable to such former stockholders, which was recorded as a reduction of costs in excess of net assets acquired, and (iv) the Company issued two long term, subordinated notes in exchange for the remaining principal balance of the notes payable to former stockholders.

Selected Quarterly Financial Data (Unaudited)

          The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended
April 30, 2002 and 2001. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

                                          Three Months Ended
                            July 31, 2001  October 31, 2001  January 31, 2002  April 30, 2002
                            -------------  ----------------  ----------------  --------------
                                                  (In thousands)
Sales                         $ 1,658         $ 2,003          $ 1,836          $ 2,390
Gross margin                      536             296              272              596
Income (loss)
 from continuing operations   $  (255)        $ (1,030)        $  (466)         $   204
                              =======         ========         =======          =======
Cash income (loss) from
 continuing operations        $  (165)        $  (828)         $  (421)         $   313
                              =======         =======          =======          =======
Net cash provided by (used
 in) operating activities of
 continuing operations        $  (543)        $  (333)         $  (174)         $   168
                              =======         =======          =======          =======

                                         Three Months Ended
                            July 31, 2001  October 31, 2001  January 31, 2002  April 30, 2002
                            -------------  ----------------  ----------------  --------------
                                                  (In thousands)

Sales                         $ 1,720         $ 1,801          $ 1,603          $ 1,514
Gross margin                      594             669              614              486
Loss from
 continuing operations        $   (95)        $   (95)         $   (84)         $  (197)
                              =======         =======          =======          =======
Cash income (loss) from
 continuing operations        $    (9)        $    29          $    24          $  (373)
                              =======         =======          =======          =======
Net cash provided by (used
 in) operating activities of
 continuing operations        $  (411)        $   183          $   (24)         $   (45)
                              =======         =======          =======          =======

          Cash income (loss) from continuing operations represents a management income measure which is calculated as the sum of net income (loss) and depreciation and amortization for the periods presented. Cash income (loss) is used by management and some investors as an indicator of the Company's ability to service debt and satisfy capital requirements. We have presented cash income
(loss) to enhance your understanding of our operating results. You should not construe it as an alternative to income (loss) from continuing operations as a measure of our operating performance nor cash flows from operating activities of continuing operations as a measure of our liquidity determined in accordance with accounting principles generally accepted in the United States.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.
141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.
SFAS No. 142, which is required to be adopted for fiscal years beginning after
December 15, 2001, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. We are evaluating the impact of the adoption of these statements and have not yet determined the effect of adoption on our financial position, results of operations and cash flows.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We expect to implement SFAS No. 144 in the fiscal year beginning
May 1,

2002. We are evaluating the impact of the adoption of this statement and have not yet determined the effect of adoption on our financial position, results of operations and cash flows.

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

Item 7. FINANCIAL STATEMENTS

         The information required for Item 310(a) of Regulation S-B and provided on pages F-1 through F-19 of this filing on Form 10-KSB are hereby incorporated by reference herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

         We engaged Ernst & Young to audit our financial statements for the fiscal year ended April 30, 2002. We have no disagreements with our independent accountants through the date of this filing.

                                    Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2002.

Item 10. EXECUTIVE COMPENSATION

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2002.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2002.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2002.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits: The following exhibits have been previously filed or are being filed herewith, and are numbered in accordance with Item 601 of Regulation
     S-B:

NUMBER            DESCRIPTION

 3.1                ARTICLES OF INCORPORATION

                    (a)  The amended Articles of Incorporation of the Company
                         dated September 14, 1994, attached as Exhibit 3.1 pages
                         19-55 of the Company's Form 10-KSB, filed July 31, 1995
                         with the Securities and Exchange Commission is
                         incorporated herein by reference.

                    (b)  An amendment to the Articles of Incorporation of the
                         Company dated November 1, 2000, attached as Exhibit 4.2
                         of the Company's Form S-8, filed June 19, 2000 with the
                         Securities and Exchange Commission, is incorporated
                         herein by reference.

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
                         reference.

                    (b)  Amendment of the Company's Restated 1991 Stock Option
                         Plan, increasing the number of shares of Common Stock
                         subject to option thereunder from 375,000 shares to
                         475,000 approved by the shareholders at the annual
                         stockholders meeting held September 15, 1998, attached
                         as Exhibit 10(cc) of the Company's Form 10-KSB filed
                         July 29, 1999 with the Securities and Exchange
                         Commission, is incorporated herein by reference.

                    (c)  Form of Stock Option Agreement for Restated 1991 Stock
                         Option Plan.

                    (d)  Form of Non-Employee Director Stock Option Agreement
                         for Restated 1991 Stock Option Plan.

                    (e)  Employment Agreement dated December 6, 1999, by and
                         between the Company and Karl Gemperli attached as
                         Exhibit 10(cc) of the Company's Form 10-KSB, filed July
                         28, 2000, with the Securities and Exchange Commission
                         is incorporated herein by reference.

                    (f)  Supplemental Agreement dated February 28, 2001, between the Company and Karl Gemperli, attached as Exhibit
                         10(mm) of the Company's Form 10-QSB, filed March 19,
                         2001, with the Securities and Exchange Commission, is
                         incorporated herein by reference.

                    (g)  Commercial Loan Agreement dated July 18, 2002 between the Company and Gold Bank.

                    (h)  Investment Agreement, dated February 7, 2000, by and
                         between KCEP Ventures II, L.P. and Airport Systems
                         International, Inc., attached as Exhibit 10.3 to the
                         Company's Form 8-K filed February 15, 2000, with the
                         Securities and Exchange Commission, is incorporated
                         hereby by reference.

                    (i)  Loan and Security Agreement, dated February 7, 2000, by and among Airport Systems International, Inc., DCI,
                         Inc. and Bank of America,

                         N.A., attached as Exhibit 10.4 to the Company's Form 8-K
                         filed February 15, 2000, with the Securities and Exchange
                         Commission, is incorporated hereby by reference.

                    (j)  Registration Rights Agreement, dated February 7, 2000, by and among Airport Systems International, Inc., Chris
                         I. Hammond, Larry C. Klusman and William D. Cook,
                         attached as Exhibit 10.5 to the Company's Form 8-K
                         filed February 15, 2000, with the Securities and
                         Exchange Commission, is incorporated hereby by
                         reference.

                    (k)  Investor's Rights Agreement, dated February 7, 2000, by and among Airport Systems International, Inc. and KCEP
                         Ventures II, L.P., attached as Exhibit 10.6 to the
                         Company's Form 8-K filed February 15, 2000, with the
                         Securities and Exchange Commission, is incorporated
                         hereby by reference.

                    (l)  10% Convertible Subordinated Debenture, due February 7,
                         2005, dated February 7, 2000, attached as Exhibit 10.7
                         to the Company's Form 8-K filed February 15, 2000, with
                         the Securities and Exchange Commission, is incorporated
                         hereby by reference.

                    (m)  Warrant, attached as Exhibit 10.8 to the Company's Form
                         8-K filed February 15, 2000, with the Securities and
                         Exchange Commission, is incorporated hereby by
                         reference.

                    (n)  Letter of Credit, Loan and Security Agreement, dated
                         February 7, 2000, by and among Airport Systems
                         International, Inc., DCI, Inc. and Bank of America,
                         N.A., attached as Exhibit 10.9 to the Company's Form
                         8-K filed February 15, 2000, with the Securities and
                         Exchange Commission, is incorporated hereby by
                         reference.

                    (o)  Letter Agreement, dated September 27, 2001 by and
                         between the Company and KCEP Ventures II, L.P.

21.                 SUBSIDIARIES OF THE COMPANY

(b)  REPORTS ON FORM 8-K: The following were reports filed on Form 8-K or 8-K/A during the last quarter of the fiscal year:

     Date of Filing          Item 2

     February 7, 2002        Form 8-K, announcing settlement of the dispute with the former stockholders of DCI, Inc. concerning representations and warranties made in connection with the purchase of the stock of DCI, Inc.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ELECSYS CORPORATION

                                          By:
                                                /s/ Michael J. Meyer
                                             ---------------------------------
                                             Michael J. Meyer
                                             Chairman of the Board of Directors

Date:  July 29, 2002

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Michael J. Meyer                             Date:  July 29, 2002
------------------------------------
Michael J. Meyer
Chairman of the Board of Directors
Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer

/s/ Robert D. Taylor                              Date:  July 29, 2002
------------------------------------
Robert D. Taylor
Director

/s/ David J. Schulte                              Date:  July 29, 2002
------------------------------------
David J. Schulte
Director

                           FINANCIAL STATEMENTS INDEX

Reports of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of April 30, 2002 and 2001 . . . . . . . . . F-3

Consolidated Statements of Operations
    Years Ended April 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Equity
    Years Ended April 30, 2002 and 2001 . . . . . . . . . . . . . . .. . . .F-6

Consolidated Statements of Cash Flows
    Years Ended April 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .F-9

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit 13

                         Report of Independent Auditors

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elecsys
Corporation and subsidiaries (the Company) as of April 30, 2002 and 2001, and
the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys
Corporation and subsidiaries at April 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young
Kansas City, Missouri
June 24, 2002, except for Note 12,
as to which the date is July 24, 2002

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                               April 30,   April 30,
                                                                  2002       2001
                                                                  ----       ----

ASSETS
   Current assets:
      Cash and cash equivalents                                $    778    $     26
      Accounts receivable, less allowances of $43 in 2002
         and $18 in 2001                                          1,099       1,023

      Inventories                                                 1,786       2,042
      Prepaid expenses                                               63         217
      Net assets of discontinued operations                        --         7,909
                                                               --------    --------
   Total current assets                                           3,726      11,217

   Property and equipment, at cost:
      Land                                                          637         637
      Building and improvements                                   1,063         851
      Equipment                                                   1,654       1,464
                                                               --------    --------
                                                                  3,354       2,952
      Accumulated depreciation and amortization                    (640)       (356)
                                                               --------    --------
                                                                  2,714       2,596

   Restricted cash                                                 --         1,153
   Other assets, net                                                 72         159
   Cost in excess of net assets acquired                          1,618       2,014
                                                               --------    --------

Total assets                                                   $  8,130    $ 17,139
                                                               ========    ========

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                         April 30,     April 30,
                                                                           2002          2001
                                                                           ----          ----

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Note payable to bank                                                $   --      $  5,241
      Accounts payable                                                         974         562
      Accrued expenses                                                         427         656
      Current portion of long-term debt                                       --         1,120
                                                                          --------    --------
   Total current liabilities                                                 1,401       7,579

   Long-term debt, less current portion                                      2,317       3,350

   Stockholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares - 5,000,000;
         Issued and outstanding shares - none                                 --          --
      Common stock, $.01 par value:
         Authorized shares - 10,000,000 and 5,000,000 at 2002 and 2001, respectively; Issued and outstanding shares - 2,786,081 and
         2,635,581 in 2002 and 2001, respectively                               28          26
      Additional paid-in capital                                             8,138       8,088
      Receivable from officers from sale of stock                             --           (19)
      Accumulated deficit                                                   (3,754)     (1,885)
                                                                          --------    --------
   Total stockholders' equity                                                4,412       6,210
                                                                          --------    --------
Total liabilities and stockholders' equity                                $  8,130    $ 17,139
                                                                          ========    ========

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                              Years Ended April 30,
                                                 2002       2001
                                                 ----       ----
Sales                                          $ 7,887    $ 6,638
Cost of products sold                            6,187      4,275
                                               -------    -------
Gross margin                                     1,700      2,363
Selling, general and administrative expenses     3,101      2,399
                                               -------    -------

Operating loss                                  (1,401)       (36)

Other income (expense):
  Interest expense                                (334)      (435)
  Other income, net                                208       --
                                               -------    -------
Loss from continuing operations                 (1,527)      (471)

Discontinued operations:
  Gain on sale of discontinued operations          155       --
  Income (loss) from discontinued operations      (497)       258
                                               -------    -------
Income (loss) from discontinued operations        (342)       258

Net loss                                       $(1,869)   $  (213)
                                               =======    =======

Earnings (loss) per share:
  Basic and fully diluted
         Continuing operations                 ($ 0.56)   ($ 0.18)
         Discontinued operations                 (0.12)      0.10
                                               -------    -------
Net loss                                       ($ 0.68)   ($ 0.08)
                                               =======    =======
Basic and diluted weighted average common
   shares outstanding                            2,751      2,588
                                               =======    =======

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                             Receivable
                                                Additional from officers     Total
                                       Common    Paid-In     from sale     Accumulated Stockholders'
                                        Stock    Capital   of Common Stock   Deficit      Equity
                                        -----    -------   ---------------   -------      ------

Balance at April 30, 2000             $    26   $ 8,003      $  --          $(1,672)     $ 6,357
     Issuance of common stock to
         officers in exchange for
         notes receivable                --          85          (85)          --           --
     Payments on notes
         receivable from officers        --        --             66           --             66
     Net loss                            --        --           --             (213)        (213)
                                      -------   -------      -------        -------      -------

Balance at April 30, 2001                  26     8,088          (19)        (1,885)       6,210
     Issuance of common stock
        through exercise of
        stock options                       2        50         --             --             52
     Payments on notes
        receivable from officers           19      --             19
     Net loss                            --        --           --           (1,869)      (1,869)
                                      -------   -------      -------        -------      -------

Balance at April 30, 2002             $    28   $ 8,138      $  --          $(3,754)     $ 4,412
                                      =======   =======      =======        =======      =======

      See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                      Years ended April 30,
                                                                         2002      2001
                                                                         ----      ----

Operating Activities:
Loss from continuing operations                                        $(1,527)   $  (471)
Adjustments to reconcile loss from continuing
   operations to net cash used in operating activities:
   Depreciation                                                            313        288
   Amortization                                                            114        136
   Provision for doubtful accounts                                         103          3
   Changes in operating assets and liabilities:
      Accounts receivable                                                 (179)        69
      Inventories                                                         (130)      (592)
      Accounts payable                                                     412         87
      Accrued expenses                                                    (229)       282
      Other                                                                241        (99)
                                                                       -------    -------
Net cash used in continuing operations                                    (882)      (297)
Net cash used in discontinued operations                                  (469)      (209)
                                                                       -------    -------
Net cash used in operating activities                                   (1,351)      (506)

Investing Activities:
Proceeds from sale of discontinued operations                            8,036       --
Purchases of property and equipment                                       (438)      (158)
                                                                       -------    -------
Net provided by (cash used) in investing activities                      7,598       (158)

Consolidated Statements of Cash Flows (continued)

                                                                   Years ended April 30,
                                                                     2002       2001
                                                                     ----       ----

Financing Activities:
Principal payments on long-term debt                               $(1,478)   $  (412)
Net (repayments) borrowings on note payable to bank                 (5,241)       901
Payments on notes receivables from officers                             19         66
Proceeds from exercise of stock options                                 52       --
Change in restricted cash                                            1,153        135
                                                                   -------    -------
Net cash (used in) provided by financing activities                 (5,495)       690
                                                                   -------    -------

Net increase in cash and cash equivalents                              752         26
Cash and cash equivalents at beginning of year                          26       --
                                                                   -------    -------
Cash and cash equivalents at end of year                           $   778    $    26
                                                                   =======    =======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                           $   134    $    78
                                                                   =======    =======
Income taxes                                                       $  --      $   106
                                                                   =======    =======

Non-Cash Financing Activities:
Common stock issued to officers in exchange for notes receivable
                                                                   $  --      $    85
                                                                   =======    =======

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 April 30, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
         Elecsys Corporation (the "Company") is a designer and manufacturer of electronic sub-assemblies and systems, and a provider of electronic manufacturing services ("EMS") and custom liquid crystal displays. Until
September 11, 2001, the Company operated two business segments, EMS and aerospace. The EMS unit is operated through the Company's wholly owned subsidiary, DCI, Inc. ("DCI"). The Company sold Airport Systems International,
Inc. ("ASII"), its aerospace unit, on September 11, 2001, as described in Note 2.

Principles of Consolidation
         The accompanying consolidated financial statements include the accounts of Elecsys Corporation (Elecsys) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash
         As more fully described in Note 5, DCI issued Industrial Revenue Bonds totaling $2,570,000 during 1998. The unexpended proceeds from the Industrial
Revenue Bonds were classified as restricted cash in the accompanying consolidated balance sheet as of April 30, 2001.

Concentration of Credit Risk and Financial Instruments
         The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit losses are provided for in the
Company's consolidated financial statements and historically have been within management's expectations. The Company's sales to its five largest customers totaled approximately $3,968,000 and $3,146,000 which accounted for 50% and 47%
of total sales for 2002 and 2001, respectively.

         The carrying value of the Company's financial instruments, including cash, accounts receivable, accounts payable, note payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Revenue Recognition
         The Company records revenue upon shipment of product to its customers.

Inventories
          Inventories are stated at the lower of cost, determined using the first-in, first-out (FIFO) method or market. Inventories are summarized by major classification as follows (in thousands):

                                                             April 30,
                                                        2002            2001
                                                        ----            ----

          Raw materials                            $     1,403    $     1,532
          Work-in-process                                  383            510
                                                    -----------    -----------
                                                   $     1,786    $     2,042
                                                    ===========    ===========

Property and Equipment
        Depreciation is computed using the straight-line method over the following estimated useful lives:

         Description                                 Years
         -----------                                 -----
         Building and improvements                     30
         Equipment                                     5-8

Income Taxes
         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109,
Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are recorded based upon the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

Cost in Excess of Net Assets Acquired
         The cost in excess of net assets acquired relates to the acquisition of
DCI and certain assets of KHC of Lenexa, LLC (KHC) in fiscal 2000. These costs are being amortized using the straight-line method over 15 years. The carrying amount of cost in excess of net assets acquired is reviewed for impairment whenever significant events or changes occur which might impair the recovery of recorded costs using estimated undiscounted cash flows over the assets'
remaining life. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets compared to the assets' carrying cost.

Advertising Costs
         The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $153,000 and $184,000 for the years ended
April 30, 2002 and 2001, respectively.

Earnings Per Share
         Basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding for the periods. Diluted earnings per share includes the effect of all potentially dilutive securities, including stock options. The diluted earnings per share excludes shares issuable under outstanding stock options in 2002 and 2001, since their effect was anti-dilutive.

Stock Compensation
         The Company accounts for employee stock options in accordance with
Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued
to Employees, and the related interpretations because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based
Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized, as the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

New Accounting Pronouncements
         In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other
Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is required to be adopted by the Company May 1, 2002, requires, among other things, the discontinuance of amortization of goodwill and certain other intangible assets. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is evaluating the impact of the adoption of these statements and has not yet determined the effect of adoption on its financial position, results of operations and cash flows.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Company expects to implement SFAS No. 144 in the fiscal year beginning May 1, 2002. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Reclassification
         Certain reclassifications have been made to the 2001 consolidated financial statements in order to conform with the 2002 presentation.

2.   DISCONTINUED OPERATIONS

         The accompanying consolidated financial statements have been restated
to conform to discontinued operations treatment for all periods presented. The operations of ASII are included within discontinued operations.

         In September 2001, the Company sold substantially all of the assets and operations and transferred certain liabilities of ASII to Alenia Marconi
Systems. Proceeds received from the sale of ASII amounted to $8.0 million of which $5.6 million was used to retire the note payable to the bank, $362,000 of the proceeds were used to retire an installment note payable to the bank and
$68,000 were used to pay accrued interest on subordinated debt.

         The operating results of discontinued operations are as follows (in thousands):

                              Years Ended April 30,
                                2002       2001
                                ----       ----
Sales                        $  4,551    $ 15,078

Income (loss)
before income taxes              (497)        375

Provision for income taxes       --          (117)
                             --------    --------

Net income (loss)            $   (497)   $    258
                             ========    ========

         A portion of the Company's interest expense has been allocated to discontinued operations in accordance with EITF 87-24, Allocation of Interest to
Discontinued Operations. The total interest expense that was allocated to discontinued operations totaled $69,000 and $587,000 for the years ended April
30, 2002 and 2001, respectively.

3.   RESTRUCTURING CHARGE

         During 2002, the Company charged approximately $375,000 to operations related to a management reorganization. This restructuring charge has been included in selling, general and administrative expenses in the accompanying statements of operations and consists of severance costs, benefits and related expenses associated with the elimination of two executives. At April 30, 2002, approximately $66,000 of such costs remain to be paid.

4.   NOTES PAYABLE TO BANKS

         The Company had a line of credit agreement with a bank that was fully repaid and terminated on the closing of the sale of ASII. Borrowings outstanding under the line of credit totaled $5,241,000 at April 30, 2001 with a weighted average interest rate of 10.3% for the year then ended.

5.   DCI SETTLEMENT AGREEMENT

         During January 2002, the Company settled a dispute with the former stockholders of DCI resulting from the Company's acquisition of DCI. Pursuant to the terms of the settlement, (i) the Company paid previously due but unpaid principal and interest on the notes payable to the former stockholders of approximately $328,000, (ii) the Company distributed inventory, fixed assets,
and

intellectual property primarily associated with the DCI instrument panel meter product line in exchange for a reduction in the notes payable to former stockholders of approximately $398,000, (iii) the former stockholders forgave approximately $248,000 of principal and interest owed on the notes payable to former stockholders, which was recorded as a reduction of costs in excess of net assets acquired, (iv) the Company issued two long term, subordinated notes in exchange for the remaining principal balance of the notes payable to former stockholders (see Note 6).

6.   LONG-TERM DEBT

         Long-term debt as of April 30, 2002 and 2001 consists of the following
(in thousands):

                                                                                 April 30,  April 30,
                                                                                  2002        2001
                                                                                  ----        ----
Industrial revenue bond, variable interest rate (1.85% as of April 30, 2002), due in annual principal payments ranging from $100,000 to $200,000 beginning
October 2005 through maturity in October 2017, secured by property and equipment and an irrevocable letter of credit in favor of the bond Trustee up to a maximum amount of approximately $1,588,000 through September, 2002. In connection with the acquisition of DCI, the face amount of this IRB was discounted approximately
$178,000. The discount totaled $158,000 and $168,000 as of April 30, 2002 and
2001, respectively.                                                                $1,412   $2,302

Note payable to bank, interest at prime plus three percent, payable in monthly installments of $27,129, including interest, with final payment due in February
2003, fully repaid with the proceeds from the sale of ASII.                          --        470

In connection with the purchase of DCI, the Company issued a four year promissory note to the former stockholders of DCI totaling $1,248,000 with interest payable at 8%, due in semi-annual payments of $156,000 commencing July
31, 2000 to February 1, 2004. The note was subordinated to all other borrowings of the Company. In January 2002, in connection with the settlement agreement, portions of this note were paid, forgiven, or replaced with newly issued
long-term notes as described below (see Note 5).                                     --      1,248

In January 2002, in connection with the settlement agreement discussed above, the Company issued a convertible long-term subordinated note payable to the former DCI stockholders, convertible into shares of common stock at a conversion price of $1.93 per common share, with interest payable quarterly at 10%
commencing April 30, 2002. The note matures on February 7, 2005 and is
subordinated to all other borrowings of the Company (see Note 5).                   $  405  $  --

In January 2002, in connection with the settlement agreement described above, the Company issued a long-term subordinated note payable to the former DCI stockholders with interest payable quarterly at 5% per annum commencing April
30, 2002. The principal is payable in equal monthly installments beginning
September 2003 through February 2005 (se Note 5).                                       32     --

During 2002, the Company restructured a convertible subordinated debenture in the amount of $500,000, with a conversion price of $1.93 per common share, and a warrant granting the holder the right to purchase 45,635 shares of the Company's stock for $88,076 ($1.93 per share).The subordinated debt is convertible into
259,067 shares of common stock at the option of the subordinated debt holder
The common stock purchase warrant was valued at $50,000 using the Black-Scholes option pricing model. Accordingly, the subordinated debenture has been discounted by $50,000 which results in an effective interest rate of 13%. The debenture has a stated interest rate of 10% and is due February 7, 2005
Interest is paid on a quarterly basis.                                                468      450
                                                                                   ------   ------
Total long-term debt                                                                2,317    4,470

Less current portion                                                                 --      1,120
                                                                                   ------   ------
                                                                                   $2,317   $3,350
                                                                                   ======   ======

                                    Page 14

         The aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

         Year

         2003                                 $ --
         2004                                   15
         2005                                  922
         2006                                  100
         2007                                  200

7.   OPERATING LEASES

         The Company leases a facility for storage under a non-cancelable operating lease which expires in August 2002. Rent expense under all operating leases was approximately $44,000 and $66,000 for the years ended April 30, 2002 and 2001, respectively. Total future minimum lease payments amount to $16,000 under the operating lease.

8.   STOCK OPTIONS AND WARRANTS

          The Company has reserved 675,000 shares of common stock for issuance to employees and consultants of the Company pursuant to the Company's 1991 stock option plan (the Plan). According to the terms of the Plan, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees of and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices which are less than the fair market value on the date of grant.
Non-qualified options may be granted at prices determined appropriate by the
Board of Directors of the Company. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.
At April 30, 2002 and 2001, options to purchase approximately 71,000 and 229,000 shares, respectively, were vested and exercisable. Information with respect to options granted under the Plan is as follows:

                                                         Shares             Price
 -----------------------------------------------------------------------------------

 Outstanding at April 30, 2000                           367,250        $0.34 - $8.75
    Granted                                               51,000          1.50 - 2.13
    Exercised                                                ---                  ---
    Canceled                                              91,500          5.25 - 8.75
                                                          ------

 Outstanding at April 30, 2001                           326,750          0.34 - 6.00

    Granted                                              147,750                 0.81
    Exercised                                            150,500                 0.34
    Canceled                                              82,250          2.00 - 6.00
                                                          ------

 Outstanding at April 30, 2002                           241,750        $0.34 - $6.00
                                                         =======

         The following table summarizes information about stock options outstanding at April 30, 2002:

---------------------------------------------------------------------------------------------------------
                      Options outstanding                                    Options exercisable
---------------------------------------------------------------------  ----------------------------------
                                    Weighted-average
                        Number         remaining                           Number     Weighted-average
 Range of exercise  outstanding at    contractual    Weighted-average   exercisable at    exercise
       prices       April 30, 2002       life         exercise price    April 30, 2002     price
---------------------------------------------------------------------- ------------------------------
$0.34                      5,250      1.17 years           $0.34             5,250          $0.34
$0.81 - $6.00            236,500      4.65 years           $2.05            65,750          $1.99
                         -------                                            -------
$0.34 - $6.00            241,750      4.59 years           $2.02            71,000          $1.86

         The per share weighted-average fair value of stock options granted during 2002 and 2001 was $0.63 and $1.49, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2002               2001
                                                 ----               ----
            Expected years until exercise          5                  5
            Risk-free interest rate                4.75%              5.75%
            Expected stock volatility             68.4%              66.6%
            Expected dividend yield                0%                 0%

         Because the Company applies APB Opinion No. 25 in accounting for its option plans, no compensation expense has been recognized in connection with stock options issued to employees in the financial statements. Had the Company recorded compensation expense based on the fair value method under SFAS No. 123, the Company's net loss and loss per share would have been approximately
$1,903,000 or $0.69 per share in 2002 and approximately $256,000 or $0.10 per share in 2001.

         In March 2001, the Company sold 56,667 shares of common stock at market price to certain officers for notes receivable totaling $85,000. As of April 30,
2001, notes receivable from officers amounting to $19,000 were outstanding and accordingly, such amount has been reflected as a reduction to stockholders'
equity at April 30, 2001. These notes were fully collected during the year ended
April 30, 2002.

          In connection with financing the acquisition of DCI in February 2000, the Company issued $500,000 face amount of convertible subordinated debt and a warrant that allows the holder to purchase up to an aggregate of 45,635 shares of common stock. The convertible subordinated debt and warrant were restructured so that the shares are exercisable at a per share price of $1.93 through August
2008.

The Company has reserved 304,702 additional shares of common stock for future issuance pursuant to the convertible subordinated debt and the outstanding warrant.

9.   INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30,
2002 and 2001 are as follows (in thousands):

                                                                  2002           2001
                                                                  ----           ----
Deferred tax assets:
   Current:
      Net operating loss carry forward                         $   2,057    $     820
      Alternative minimum tax and research and development
         credit carry forward                                        163          163
      Accrued expenses                                                31          182
      Inventories                                                     64          179
                                                               ---------    ---------
                                                                   2,315        1,344
Non-current:
      Basis differences in acquired assets                            32          142
      Asset impairment and amortization of intangibles               ---          332
                                                               ---------    ---------
Total deferred tax assets                                          2,347        1,818

Deferred tax liabilities:
   Non-current:
      Basis differences in acquired assets                         (252)        (438)
                                                               ---------    ---------
Total deferred tax liabilities                                     (252)        (438)
                                                               ---------    ---------
Net deferred tax  asset                                            2,095        1,380
Valuation allowance                                               (2,095)      (1,380)
                                                               ---------    ---------
                                                               $    ---     $     ---
                                                               =========    =========

         There was no income tax expense or benefit from continuing operations for the years ended April 30, 2002 and 2001. Income tax expense amounted to
$117,000 from discontinued operations for the year ended April 30, 2001, all of which was foreign income tax.

         The income tax expense (benefit) from continuing operations differs from amounts computed at the statutory federal income tax rate as follows (in thousands):
                                                                            2002     2001
                                                                            ----     ----
Benefit at statutory rate                                               $  (519)  $  (33)
State income tax, net of federal income tax effect                          (77)      (7)
Noncreditable foreign income taxes, net of federal and state  benefit
                                                                             ---     (46)
Valuation allowance                                                          715      149
Other                                                                      (119)     (63)
                                                                           -----  -- ----
                                                                        $    ---  $   ---
                                                                        ========  =======

      The increase in the valuation allowance is primarily due to the generation of additional net operating loss carryforwards during 2002 for which no tax benefit has been recognized due to the uncertainty of utilization. At April 30,
2002, the Company has available net operating loss carryforwards of approximately $5.3 million which will begin to expire in fiscal year 2020.

10.  EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution employee benefit plan which covers substantially all full-time employees who have attained age 21 and completed six months of service. Qualified employees are entitled to make voluntary contributions to the plan of up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company contributes
50% of each employee's contribution up to a maximum of 6% of the employee's annual compensation. Participants in the plan may direct 50% of the Company's contribution into mutual funds and money market funds, with the remaining 50% of the Company contribution invested in common stock of the Company. Additionally, the Company may make discretionary contributions to the plan. For the years ended April 30, 2002 and 2001, Company contributions to the plan amounted to approximately $17,000 and $12,000, respectively.

11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has a management advisory agreement with Merit Capital
Management, Inc. ("Merit Capital"), pursuant to which the Company agrees to pay a fee on a monthly basis, in addition to benefits, for management advisory services and for Mr. Meyer's services as Chairman of the Board of Directors.
Merit Capital's president and sole shareholder is Michael Meyer, the Company's
Chairman of the Board of Directors. The Company paid Merit Capital $75,000 and
$72,000 for the years ended April 30, 2002 and 2001, respectively.

12.  SUBSEQUENT EVENTS

         The Company has entered into a line of credit agreement effective July
18, 2002 with a bank. The line of credit is available for working capital and allows for maximum borrowings of $1,000,000.

The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall Street Journal plus 1% (5.75%
at July 18, 2002). Borrowings are secured by accounts receivable and inventory and the line contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

          The Company as a letter of credit with a bank related to the
Industrial Revenue Bonds. The letter of credit has an expiration date of
September 15, 2002. In July 2002, the Company was notified that the bank does not intend to renew the letter of credit beyond the current expiration date. If the Company is unable to replace its existing letter of credit prior to expiration, the Company would be in technical default of the bond indenture. The
Company is actively pursuing obtaining a replacement letter of credit with another financial institution and expects that it will be able to do so, or obtain an extension with the existing bank, prior to the expiration of the current letter of credit.

