Form 10KSB/A
period 2002-06-30
ELECSYS CORP
filed 2002-08-05
CIK 914398

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

Sale of Navaids Business

         On September 10, 2001, our shareholders approved an agreement for the sale of substantially all of the assets and operations and the transfer of certain liabilities of the Navaids Business to Alenia Marconi Systems, Inc.
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
                            July 31, 2000  October 31, 2000  January 31, 2001  April 30, 2001
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

21.                 SUBSIDIARIES OF THE COMPANY

99.1 Certification of Chairman of the Board of Directors (Principal Executive
     Officer and Principal Financial Officer)

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

Date:  August 5, 2002

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Michael J. Meyer                             Date:  August 5, 2002
------------------------------------
Michael J. Meyer
Chairman of the Board of Directors
Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer

/s/ Robert D. Taylor                              Date:  August 5, 2002
------------------------------------
Robert D. Taylor
Director

/s/ David J. Schulte                              Date:  August 5, 2002
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

