Form 10QSB
period 2002-07-31
ELECSYS CORP
filed 2002-09-13
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
for the period ended July 31, 2002.

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
for the transition period from _____________ to ______________.

Commission file number  0-22760

                               ELECSYS CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Kansas                                    48-1099142

 (State or other jurisdiction of incorporation (I.R.S. Employer Identification No.)
               or organization)

                             15301 West 109th Street
                              Lenexa, Kansas 66219
                    (address of principal executive offices)

                                 (913) 647-0158
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                 Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value - 2,791,331 shares outstanding as of September 12,
2002.

Transitional Small Business Disclosure format (check one):

                                 Yes ( ) No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           Quarter Ended July 31, 2002

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
         Three months ended July 31, 2002 and 2001 (Unaudited)                3

Condensed Consolidated Balance Sheets -
         July 31, 2002 (Unaudited) and April 30, 2002                         4

Condensed Consolidated Statements of Cash Flows -
         Three months ended July 31, 2002 and 2001 (Unaudited)                6

Notes to Condensed Consolidated Financial Statements (Unaudited)              8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      11

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    17

ITEM 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statement of Operations
                        (In thousands, except share data)
                                 (Unaudited)

                                                     Three Months Ended
                                                 July 31, 2002  July 31, 2001
                                                 -------------  -------------
Sales                                               $ 2,844       $ 1,658
Cost of products sold                                 1,973         1,122
                                                    -------         -----
Gross margin                                            871           536
Selling, general and administrative expenses            743           678
                                                    -------         -----

Operating income (loss)                                 128          (142)

Other income (expense):
  Interest expense                                      (38)         (113)
  Other income, net                                       1           --
                                                    -------         -----
Income (loss) from continuing operations and
  before cumulative effect of accounting change          91          (255)

Loss from discontinued operations                      --             (30)
                                                    -------       -------
Income (loss) before cumulative effect of
  accounting change                                      91          (285)
                                                    -------       -------
Cumulative effect of accounting change               (1,618)         --
                                                    -------       -------

Net loss                                            $(1,527)      $  (285)
                                                    =======       =======

Income (loss) per share information:
  Basic and diluted
         Continuing operations before the
           cumulative effect of accounting change   $  0.03     ($  0.10)
         Discontinued operations                         --     (0.01)
         Cumulative effect of accounting change     $ (0.58)       --
                                                    -------     --------
         Net loss per share                         $ (0.55)    ($  0.11)
                                                    =======     ========

Weighted average common shares outstanding:
Basic and diluted                                     2,788       2,693
                                                    =======     =======

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                         July 31, 2002  April 30, 2002
                                                         -------------  --------------
                                                           (Unaudited)

ASSETS
   Current assets:
      Cash and cash equivalents                             $   697      $   778
      Accounts receivable, less allowances of $53
         and $43, respectively                                1,317        1,099
      Inventories                                             1,747        1,786
      Prepaid expenses                                           65           63
                                                            -------      -------
   Total current assets                                       3,826        3,726

   Property and equipment, at cost:
      Land                                                      637          637
      Building and improvements                               1,065        1,063
      Equipment                                               1,706        1,654
                                                            -------      -------
                                                              3,408        3,354
      Accumulated depreciation and amortization                (731)        (640)
                                                            -------      -------
   Total property and equipment, net                          2,677        2,714

   Other assets, net                                             69           72
   Goodwill                                                    --          1,618
                                                            -------      -------
Total assets                                                $ 6,572      $ 8,130
                                                            =======      =======

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                            July 31, 2002  April 30, 2002
                                                            -------------  --------------
                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                         $   776     $    974
      Accrued expenses                                             592          427
                                                               -------      -------
   Total current liabilities                                     1,368        1,401

   Long-term debt, less current portion                          2,317        2,317

   Stockholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares - 5,000,000;
         Issued and outstanding shares - none                     --            --
      Common stock, $.01 par value:
         Authorized shares - 10,000,000;
         Issued and outstanding shares - 2,791,331 and
              2,786,081 at July 31, 2002 and
              April 30, 2002 , respectively                         28           28
      Additional paid-in capital                                 8,140        8,138
      Accumulated deficit                                       (5,281)      (3,754)
                                                               -------      -------
   Total stockholders' equity                                    2,887        4,412
                                                               -------      -------
Total liabilities and stockholders' equity                     $ 6,572      $ 8,130
                                                               =======      =======

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended July 31,
                                                                 2002        2001
                                                                 ----        ----

Cash Flows from Operating Activities:
Loss from continuing operations                                $(1,527)   $  (255)
Adjustments to reconcile net loss from
  continuing operations to net cash provided by (used in)
  operating activities:
   Depreciation                                                     91         73
   Amortization                                                      3         39
   Provision for doubtful accounts                                  13          2
   Cumulative effect of accounting change                        1,618       --
   Changes in operating assets and liabilities:
      Accounts receivable                                         (232)      (263)
      Inventories                                                   39       (155)
      Accounts payable                                            (199)       (34)
      Accrued expenses                                             164       --
      Other                                                       --           50
                                                               -------    -------
Net cash used in continuing operations                             (29)      (543)
Net cash provided by discontinued operations                      --          678
                                                               -------    -------
Net cash (used in) provided by operating activities                (29)       135

Cash Flows from Investing Activities:
Purchases of property and equipment                                (54)      (121)
                                                               -------    -------
Net cash used in investing activities                              (54)      (121)

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                    Three Month Ended July 31,
                                                        2002      2001
                                                        ----      ----

Cash Flows from Financing Activities:
Principal payments on long-term debt                $      --   $ (81)
Net borrowings on note payable to bank                     --      38
Payments on notes receivables from officers                --       9
Proceeds from exercise of stock options                    2       38
Change in restricted cash                                  --      20
                                                        -----   -----
Net cash provided by financing activities                  2       24
                                                        -----   -----

Net increase (decrease) in cash and cash equivalents     (81)      38
Cash and cash equivalents, beginning of period           778       26
                                                       -----    -----
Cash and cash equivalents, end of period               $ 697    $  64
                                                       =====    =====

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                               $  29    $  76
                                                       =====    =====

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 31, 2002
                                   (Unaudited)

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company") is a designer and manufacturer of electronic sub-assemblies and systems, and a provider of electronic manufacturing services ("EMS") and custom liquid crystal displays. The Company operates a single business segment through its wholly owned subsidiary, DCI,
Inc. ("DCI"). The Company sold its navaids business in September 2001, as described in Note 3.

Comprehensive Income
         The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements
         In October 2001, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting
for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Company's adoption of this standard as of May 1, 2002 did not have a material effect on the Company's financial position, results of operations or cash flows.

Revenue Recognition
         The Company records revenue upon shipment of product to its customers.

Reclassification
         Certain reclassifications have been made to the prior years' interim financial statements to conform to the current period's financial statement presentation.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, DCI, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003.

         The balance sheet at April 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes included in the Elecsys Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended April 30, 2002.

NOTE 3.  DISCONTINUED OPERATIONS

In September 2001, the Company sold substantially all of the assets and operations and transferred certain liabilities of its navaids business to a
European joint venture. Proceeds received from the sale of the navaids business amounted to $8.0 million of which $5.6 million was used to retire the note payable to the bank, $362,000 of the proceeds were used to retire an installment note payable to the bank, and $68,000 was used to pay accrued interest on subordinated debt. The operations of the Company's navaids business are included within discontinued operations.

The operating results of discontinued operations are as follows (in thousands):

                                      Three Months
                                          Ended
                                      July 31, 2001
                                      -------------
              Sales                       $4,509
                                           =====
              Loss before income taxes    $  (30)
                                           =====
              Net loss                    $  (30)
                                           =====

A portion of the Company's interest expense has been allocated to discontinued
operations in accordance with EITF 87-24, Allocation of Interest to Discontinued
Operations. The total interest expense that was allocated to discontinued
operations totaled approximately $40,000 for the three-month period ended July
31, 2001.

NOTE 4.  NET INCOME PER SHARE

         Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.
         Options to purchase 223,750 and 326,750 shares of common stock for the three-month periods ending July 31, 2002 and 2001, respectively were not included in the computation of diluted net income per share because the exercise price exceeded the average market price.

NOTE 5.  GOODWILL

         Effective May 1, 2002, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As
required by SFAS No. 142, goodwill is no longer amortized into the statement of operations over an estimated life but rather is tested at least annually for impairment based on specific guidance included in SFAS No. 142. Based on an impairment test performed as of May 1, 2002, the Company determined that the amount of previously recorded goodwill related to the Company's acquisition of its DCI subsidiary in February 2000 was entirely impaired. The amount of the impairment was $1,618,000 and is recognized in the financial statements as the cumulative effect of an accounting change.

         Results from continuing operations for the three months ended July 31,
2001 include goodwill amortization expense of $39,000. Had SFAS No. 142 been in effect for that period, the Company would have reported a loss from continuing operations of $216,000. Net loss and net loss per share for the three-month period ended July 31, 2001 adjusted to exclude the goodwill amortization expense is as follows (in thousands, except per share data):
                                                           Three Months
                                                               Ended
                                                           July 31, 2001
                                                        --------------------
      Reported loss from continuing operations          $             (255)
      Goodwill amortization                                              39
                                                        --------------------
      Adjusted loss from continuing operations                        (216)
      Loss from discontinued operations                                (30)
                                                        --------------------
      Adjusted net loss                                 $             (246)
                                                        ====================

      Basic and diluted loss per share:
      Loss from continuing operations                   $            (0.10)
      Goodwill amortization                                            0.02
                                                        --------------------
      Adjusted loss from continuing operations                       (0.08)
      Adjusted loss from discontinued operations                     (0.01)
                                                        --------------------
      Adjusted basic and diluted net loss per share     $            (0.09)
                                                        ====================

NOTE 6.  LINE OF CREDIT

         On July 18, 2002, the Company signed a $1,000,000 one year revolving line of credit facility, secured by accounts receivable and inventory, that is available for working capital. The line of credit accrues interest at a variable rate, revised daily, equal to the bank's Prime Rate (5.75% at July 31, 2002) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. There were no borrowings outstanding on this credit facility as of July 31, 2002.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations.

Overview

         Elecsys Corporation ("Elecsys," the "Company," or "we"), through its subsidiary DCI, designs and manufactures custom electronic assemblies and integrated electronic displays for numerous original equipment manufacturers
(OEMs). Elecsys was incorporated in Kansas in 1991, and from 1991 through
February 2000, the company designed, manufactured and sold aircraft navigational aids (the "Navaids Business"). In February 2000, the Company acquired DCI. On
September 11, 2001, we exited the Navaids Business when we sold substantially all of the assets and operations, and transferred certain liabilities to a
European joint venture and we are now focused solely on growing the sales and profits of DCI.

         DCI provides a unique range of design, manufacturing and test services to OEMs that are focused on custom display technology, automated electronic production and miniaturization. We design, manufacture and test electronic assemblies, including circuit boards, integrated electronic display modules and full turn-key products, along with custom liquid crystal display (LCD) devices.
We excel where the customer requires the integration of both custom LCDs and electronics, which we define as our hybrid electronics capabilities. The electronic assemblies and LCD's we produce, or import, are used in medical, aerospace, industrial and consumer product applications. Our sales are made primarily to customers within the United States.

Results of Operations

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) for the continuing operations of the
Company (excluding the Navaids Business sold in September 2001):

                                                Three Months Ended
                                        July 31, 2002       July 31, 2001
                                        -------------       -------------
Sales                                $ 2,844      100.0%  $ 1,658      100.0%
Cost of products sold                  1,973       69.4%    1,122       67.7%
                                     -------    --------  -------    --------
Gross margin                             871       30.6%      536       32.3%
Selling, general and
  administrative expenses                743       26.1%      678       40.9%
                                     -------    --------  -------    --------
Operating income (loss)                  128        4.5%     (142)      (8.6%)
Interest expense                         (38)      (1.3%)    (113)      (6.8%)
Other income, net                          1        0.0%      --          --
                                     -------    --------  -------    --------
Income (loss) from continuing
  operations and before cumulative
  effect of accounting change             91        3.2%     (255)     (15.4%)
Loss from discontinued operations       --          0.0%      (30)      (1.8%)
                                     -------    --------   -------    --------
Income (loss) before cumulative
  effect of accounting change             91        3.2%     (285)     (17.2%)
Cumulative effect of
  accounting change                   (1,618)     (56.9%)      --          --
                                     -------      -------   -------     -------
Net loss                             $(1,527)     (53.4%) $  (285)     (17.2%)
                                     =======      ======    =======     =======

         Sales for the three months ended July 31, 2002 were approximately
$2,844,000, an increase of $1,186,000 or 71.5% from $1,658,000 in the prior year's quarter. The increase was fueled by increases in orders from existing customers as well as new customer growth. These existing customer sales were especially strong in electronic assembly and LCD/Electronic hybrid orders.
Although we can make no assurances, we fully expect that these trends will continue over the near term, driven by the success of our recently implemented marketing and sales strategies despite the difficult economic climate.

         Gross margin fluctuates from period to period due to a variety of factors including sales

volume, product mix, and plant efficiency, among other things. Gross margin for the three-month period ended July 31, 2002, was 30.6%, or $871,000, compared to
32.3%, or $536,000, for the three-month period ended July 31, 2001. The gross margin for the current period reflected a favorable product mix and strategic pricing opportunities. The slight decrease in margin percentage from the same period last year was partially due to a continuing shift, as a result of our focused sales activities, to higher volume orders.

         Selling, general and administrative ("SG&A") expenses decreased to
26.1% of sales for the three-month period ended July 31, 2002 from 40.9% of sales for the three-month period ended July 31, 2001. SG&A expenses increased
$65,000, or 9.6% to $743,000 in the three-month period ended July 31, 2002 compared to $678,000 in the three-month period ended July 31, 2001. The increase was mainly due to increased sales commission expenses resulting from higher sales volumes, increases in engineering charges due to efforts to convert one of our larger customers from a consignment-build to a turnkey process, and to a lesser extent, increased professional fees related to the adoption of SFAS No.
142. We believe that SG&A expenses will continue at or near their current levels, as a percentage of sales, as we continue our efforts to minimize holding company expenditures and manage operating costs.

         Interest expense was $38,000 and $113,000 for the three-month period ended July 31, 2002 and 2001, respectively. This decrease of $75,000 or 66.4%
was due to lower weighted average borrowings outstanding and lower interest rates over the comparable periods.

         Effective May 1, 2002, we adopted SFAS No. 142 which requires, among other things, the discontinuance of amortization of goodwill and the evaluation of goodwill for potential impairment. As a result of the tests required under
SFAS No. 142, we incurred an impairment loss of the entire recorded goodwill that was the result of the acquisition of DCI in February 2000. We hired a third party independent firm to conduct the valuation analysis. The independent firm provided a valuation opinion based on historical quoted market prices of our common stock, comparison of market value of comparable businesses, and a market value calculated from discounted future cash flows. The effect of the impairment loss was approximately $1,618,000 which is shown as a cumulative effect of an accounting change for the period.

         We recorded no operating income or loss from discontinued operations for the three-month period ended July 31, 2002 compared to our operating loss from discontinued operations of approximately $30,000 for the three-month period ended July 31, 2001. This resulted from our sale of substantially all of the assets and operations of the Navaids Business in September 2001.

         No income tax provision or benefit was recorded for the three-month periods ended July 31, 2002 or 2001 due primarily to net operating loss carry forwards available which have been fully reserved due to the continued
uncertainty of their utilization.

         As a result of the above, net loss was $1,527,000 for the three-month period ended July 31, 2002 as compared to a net loss of $285,000 reported for the three-month period ended July 31, 2001.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $81,000 to $697,000 as of July 31,
2002 compared to $778,000 at April 30, 2002. This decrease was mainly attributable to the cash used by operating activities and purchases of equipment during the period.

         We used cash of $29,000 and $543,000 from continuing operations for the three months ended July 31, 2002 and 2001, respectively. The cash flow used in operating activities was primarily due to the increase in accounts receivable of
$232,000 and a decrease in accounts payable of $199,000, partially offset by an increase in accrued expenses of $164,000. Cash used in continuing operations for the three-month period ended July 31, 2001, was $543,000 which was the result of a net loss of $255,000, increases in accounts receivable and inventory of
$263,000 and $155,000, respectively, offset by depreciation and amortization of
$112,000. Additionally, no cash was provided by discontinued operations for the three-month period ended July 31, 2002, compared to $678,000 for the three-month period ended July 31, 2001.

         Net cash used in investing activities totaled $54,000 for the three-month period ended July 31, 2002 compared to $121,000 used in investing activities during the three-month period ended July 31, 2001 reflecting equipment purchases in each respective period.

         Net cash provided by financing activities totaled $2,000 and $24,000 for the three-months ended July 31, 2002 and 2001, respectively. During the three-month period ended July 31, 2002, the exercise of stock options resulted in the increase of cash from financing activities. Net cash provided by financing activities during the three-month period ended July 31, 2001 was due to the proceeds from the exercise of stock options, payments received on notes receivable from officers, and borrowings on a note payable from a bank. These increases in cash provided by financing activities were offset by the payments of principal on long-term debt during the period.

         On July 18, 2002, we entered into a $1,000,000 one year revolving line of credit facility, secured by accounts receivable and inventory, that is available for working capital. The line of credit accrues interest at a variable rate, revised daily, equal to the bank's Prime Rate (5.75% at July 31, 2002) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. There were no borrowings outstanding on this credit facility as of July 31, 2002.

         We have a letter of credit with a bank related to the Industrial
Revenue Bonds for our Lenexa, Kansas facility. The letter of credit has an original expiration date of September 15, 2002. In July 2002, we were notified that the bank does not intend to renew the letter of credit

for the remaining term of the bonds. We were able to secure a 90-day extension to the current letter of credit to December 15, 2002. We are actively pursuing a replacement letter of credit with another financial institution and expect that we will be able to do so prior to the expiration of the current letter of credit extension, although no assurances can be made in this regard.

         The Company believes that existing cash, the cash expected to be generated from the operations of DCI plus amounts available under our line of credit, together with trade credit, will be sufficient to finance our currently anticipated working capital needs and capital expenditures for at least the next twelve months.

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

         Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less than favorable than those projected, additional inventory write-downs may be required.

         Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers' financial condition and make provisions for doubtful accounts based on the outcome of our credit evaluations. We also evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience and the age of past due receivables. Unanticipated changes in our customers' liquidity or financial position, which results in an impairment of their ability to make payments, may require additional provisions for doubtful accounts.

Forward Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. In addition, from time to time, the
Company or its representatives have made or

may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate,"
or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized above and the factors and conditions described in the discussion of "Results of
Operations" and "Liquidity and Capital Resources" as contained in Management's
Discussion and Analysis of Financial Condition and Results of Operations of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB, the annual report on Form 10-KSB, and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits:

               10.1 Commercial Loan Agreement dated July 18, 2002 between the
                    Company and Gold Bank

               99.1 Certification of Chairman of the Board of Directors
                    (Principal Executive Officer and Principal Financial
                    Officer)

      (b)      Reports on Form 8-K:

       Date of Filing      Item 2
       --------------      ------------------------------------

       August 8, 2002      Form 8K, announcing Elecsys Corporation's year-end
                           results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECSYS CORPORATION
                                         AND SUBSIDIARIES

September 13, 2002                          /s/ Michael J. Meyer
------------------------               -----------------------------------
Date                                    Michael J. Meyer
                                        Chairman, Principal Executive Officer,
                                        Principal Financial Officer, and
                                        Principal Accounting Officer

                                  EXHIBIT INDEX

  Item      Description
  ----      ---------------------------------------------
  10.1      Commercial Loan Agreement dated July 18, 2002
              between the Company and Gold Bank

  99.1      Certification of Chairman of the Board of Directors
              (Principal Executive Officer and Principal
              Financial Officer)