Form 10QSB
period 2002-10-31
ELECSYS CORP
filed 2002-12-06
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
for the period ended October 31, 2002.

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
for the transition period from _____________ to ______________.

Commission file number  0-22760

                               ELECSYS CORPORATION
                               -------------------
        (Exact name of small business issuer as specified in its charter)

               Kansas                                   48-1099142
               ------                                   ----------
State or other jurisdiction of incorporation (I.R.S. Employer Identification No.)
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

Common stock, $0.01 par value - 2,791,331 shares outstanding as of November 30,
2002.

Transitional Small Business Disclosure format (check one):

                     Yes    (  )             No       (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended October 31, 2002

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
         Three months and six months ended October 31, 2002 and 2001 (Unaudited)     3

Condensed Consolidated Balance Sheets -
         October 31, 2002 (Unaudited) and April 30, 2002                             4

Condensed Consolidated Statements of Cash Flows -
         Six months ended October 31, 2002 and 2001 (Unaudited)                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)                     8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             11

ITEM 3.  Controls and Procedures                                                     19

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                           20

ITEM 4.  Submission of Matters to a Vote of Stockholders                             20

ITEM 6.  Exhibits and Reports on Form 8-K                                            20

Signatures                                                                           21

Certifications                                                                       22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)
                                                              Three Months Ended                Six Months Ended
                                                                 October 31,                      October 31,
                                                             2002            2001            2002             2001
                                                             ----            ----            ----             ----
Sales                                                          $2,776          $2,003          $5,620           $3,660
Cost of products sold                                           1,790           1,707           3,762            2,829
                                                         -------------    ------------    ------------     ------------
Gross margin                                                      986             296           1,858              831

Selling, general and administrative expenses                      730           1,224           1,472            1,902
                                                         -------------    ------------    ------------     ------------

Operating income (loss)                                           256           (928)             386          (1,071)

Other income (expense):
  Interest expense                                               (40)           (102)            (78)            (215)
  Other income, net                                                 2              --               3              175
                                                         -------------    ------------    ------------     ------------
Income (loss) from continuing operations and
  before cumulative effect of accounting change                   218         (1,030)             311          (1,111)

Loss on sale of discontinued operations                            --           (291)              --            (291)
Loss from discontinued operations                                  --           (292)              --            (497)
                                                         -------------    ------------    ------------     ------------
Income (loss) before cumulative effect of
  accounting change                                               218         (1,613)             311          (1,899)
Cumulative effect of accounting change                             --              --         (1,618)               --
                                                         -------------    ------------    ------------     ------------
Net income (loss)                                               $ 218        $(1,613)        $(1,307)         $(1,899)
                                                         =============    ============    ============     ============

Income (loss) per share information:
  Basic and diluted
      Continuing operations before cumulative effect
        of accounting change                                    $0.08         $(0.37)           $0.11          $(0.40)
      Loss on sale of discontinued operations                      --          (0.11)              --           (0.11)
      Discontinued operations                                      --          (0.11)              --           (0.18)
      Cumulative effect of accounting change                       --              --          (0.58)               --
                                                         -------------    ------------    ------------     ------------
      Income (loss) per share                                   $0.08         $(0.59)         $(0.47)          $(0.69)
                                                         =============    ============    ============     ============
Weighted average common shares outstanding:
  Basic and diluted                                             2,791           2,734           2,790            2,752
                                                         =============    ============    ============     ============

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             October 31, 2002     April 30, 2002
                                                                             ----------------     --------------
                                                                               (Unaudited)

ASSETS
   Current assets:
      Cash and cash equivalents                                               $        1,094      $        778
      Accounts receivable, less allowances of $61
         and $43, respectively                                                         1,195             1,099
      Inventories                                                                      1,588             1,786
      Prepaid expenses                                                                    42                63
                                                                              --------------      ------------
   Total current assets                                                                3,919             3,726

   Property and equipment, at cost:
      Land                                                                               637               637
      Building and improvements                                                        1,066             1,063
      Equipment                                                                        1,796             1,654
                                                                              --------------      ------------
                                                                                       3,499             3,354
      Accumulated depreciation and amortization                                        (821)             (640)
                                                                              --------------      ------------
   Property and equipment, net                                                         2,678             2,714

   Other assets, net                                                                      63                72
   Goodwill                                                                               --             1,618
                                                                              --------------      ------------
Total assets                                                                  $        6,660      $      8,130
                                                                              ==============      ============
                                     Page 4

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                          October 31, 2002   April 30, 2002
                                                          ----------------   --------------
                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                $699             $974
      Accrued expenses                                                 534              427
                                                                    ------           ------
   Total current liabilities                                         1,233            1,401

   Long-term debt                                                    2,320            2,317

   Stockholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares - 5,000,000;
         Issued and outstanding shares - none                           --               --
      Common stock, $.01 par value:
         Authorized shares - 10,000,000;
         Issued and outstanding shares - 2,791,331 and
              2,786,081 at October 31, 2002 and
              April 30, 2002 , respectively                             28               28
      Additional paid-in capital                                     8,140            8,138
      Accumulated deficit                                          (5,061)          (3,754)
                                                                   -------          -------
   Total stockholders' equity                                        3,107            4,412
                                                                   -------          -------
Total liabilities and stockholders' equity                          $6,660          $ 8,130
                                                                   =======          =======

      See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                    Six Months Ended October 31,
                                                                     2002                  2001
                                                                     ----                  ----
Cash Flows from Operating Activities:
Loss from continuing operations                                  $(1,307)             $ (1,111)
Adjustments to reconcile loss from
  continuing operations to net cash provided by (used in)
  operating activities:
   Depreciation                                                       181                   214
   Amortization                                                         9                    78
   Provision for doubtful accounts                                     28                    27
   Cumulative effect of accounting change                           1,618                    --
   Changes in operating assets and liabilities:
      Accounts receivable                                           (124)                 (382)
      Inventories                                                     198                 (207)
      Accounts payable                                              (275)                   512
      Accrued expenses                                                107                   142
      Other                                                            24                  (34)
                                                                   ------               -------
Net cash provided by (used in) continuing operations                  459                 (761)
Loss on sale of discontinued operations                                --                 (291)
Net cash provided by discontinued operations                           --                   112
                                                                   ------               -------
Net cash provided by (used in) operating activities                   459                 (940)

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations                          --                 7,300
Purchases of property and equipment                                 (145)                 (303)
                                                                   ------               -------
Net cash (used in) provided by investing activities                 (145)                 6,997

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended October 31,
                                                                  2002                  2001
                                                                  ----                  ----
Cash Flows from Financing Activities:
Principal payments on long-term debt                            $   --              $(1,363)
Net payments on note payable to bank                                --               (5,241)
Proceeds from exercise of stock options                              2                    45
Change in restricted cash                                           --                 1,153
                                                                ------               -------
Net cash provided by financing activities                            2               (5,406)
                                                                ------               -------

Net increase in cash and cash equivalents                          316                   651
Cash and cash equivalents, beginning of period                     778                    26
                                                                ------               -------
Cash and cash equivalents, end of period                        $1,094                  $677
                                                                ======               =======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                           $58                  $289
                                                                ======               =======

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                October 31, 2002
                                   (Unaudited)

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company"), through wholly owned subsidiary
DCI, Inc. ("DCI"), manufactures and imports custom liquid crystal displays
(LCDs) and provides electronic manufacturing services for Original Equipment
Manufacturers in the medical, aerospace, industrial and consumer product industries. Through its unique capabilities to manufacture hybrid electronic assemblies, such as integrating LCD displays with electronic components, the company offers a compelling single-source solution to its customers at a lower overall total cost.
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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
Associated With Exit or Disposal Activities. SFAS No. 146 modifies the timing and measurement of the recognition of costs associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company assessed the effects of this pronouncement on its financial position, results of operations and cash flows, and does not anticipate a material impact.

Revenue Recognition
         The Company records revenue upon shipment of product to its customers.

Reclassification
         Certain reclassifications have been made to the prior years' interim financial statements to conform to the current period's financial statement presentation.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, DCI. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended
October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003.

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

                                            Three Months           Six Months
                                               Ended                  Ended
                                          October 31, 2001      October 31, 2001
                                          ----------------      ----------------
      Sales                                $        1,210        $        4,509
                                           ==============        ==============
      Loss before income taxes             $        (292)        $        (497)
                                           ==============        ==============
      Net loss                             $        (292)        $        (497)
                                           ==============        ==============

         A portion of the Company's interest expense has been allocated to discontinued operations in accordance with EITF 87-24, Allocation of Interest to
Discontinued Operations. The total interest expense that was allocated to discontinued operations totaled approximately $16,000 and $56,000 for the three-month and six-month periods ended October 31, 2001, respectively.

NOTE 4.  NET INCOME PER SHARE

         Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted income per share is computed using the weighted average common shares and all potentially dilutive common share equivalents outstanding during the period.
         Options to purchase 223,750 and 188,750 shares of common stock for the three-month and six-month periods ending October 31, 2002 and 2001, were not included in the computation of diluted net income per share because they were antidilutive.

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

         Results from continuing operations for the three months and six months ended October 31, 2001 include goodwill amortization expense of $36,000 and
$72,000, respectively. Had SFAS No. 142 been in effect for that period, the
Company would have reported a loss from continuing operations of $994,000 for the three months ended October 31, 2001 and $1,039,000 for the six months ended
October 31, 2001. Net loss and net loss per share for the three-month and six-month periods ended October 31, 2001 adjusted to exclude the goodwill amortization expense is as follows (in thousands, except per share data):

                                                                       Three Months                Six Months
                                                                          Ended                       Ended
                                                                     October 31, 2001           October 31, 2001
                                                                  -----------------------     ----------------------
   Reported loss from continuing operations                       $              (1,030)      $             (1,111)
   Goodwill amortization                                                              36                         72
                                                                  -----------------------     ----------------------
   Adjusted loss from continuing operations                                        (994)                    (1,039)
   Loss on sale of discontinued operations                                         (291)                      (291)
   Loss from discontinued operations                                               (292)                      (497)
                                                                  -----------------------     ----------------------
   Adjusted net loss                                              $              (1,577)      $             (1,827)
                                                                  =======================     ======================

   Basic and diluted loss per share:
   Loss from continuing operations                                $               (0.38)      $              (0.40)
   Goodwill amortization                                                            0.01                       0.03
                                                                  -----------------------     ----------------------
   Adjusted loss from continuing operations                                       (0.37)                     (0.37)
   Adjusted loss on sale of discontinued operations                               (0.11)                     (0.11)
   Adjusted loss from discontinued operations                                     (0.11)                     (0.18)
                                                                  -----------------------     ----------------------
   Adjusted basic and diluted net loss per share                  $               (0.59)      $              (0.66)
                                                                  =======================     ======================

NOTE 6.  LINE OF CREDIT

         On July 18, 2002, the Company signed a $1,000,000 one year revolving line of credit facility, secured by accounts receivable and inventory, that is available for working capital. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall
Street Journal plus 1% (5.75% at October 31, 2002) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. There were no borrowings outstanding on this credit facility as of October 31, 2002.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

Overview

         Elecsys Corporation (AMEX: ASY) ("Elecsys", the "Company," or "we")
through wholly owned subsidiary DCI, Inc. ("DCI"), manufactures and imports custom liquid crystal displays (LCDs) and provides electronic manufacturing services for Original Equipment Manufacturers in the medical, aerospace, industrial and consumer product industries. Through its unique capabilities to manufacture hybrid electronic assemblies, such as integrating LCD displays with electronic components, the Company offers a compelling single-source solution to our customers at a lower overall total cost.

         We provide a unique range of electronic design, manufacturing and test services that are focused on custom display technology, automated electronic production and miniaturization. We design, manufacture and test electronic assemblies, including circuit boards, integrated electronic display modules and full turn-key products, along with custom liquid crystal display (LCD) devices.
We are particularly cost effective, when the customer requires the integration of both custom LCD's and electronics, which we define as our hybrid electronic capabilities. Our sales are made primarily to customers within the United
States.

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

         On October 3, 2002, we announced that DCI had entered into a letter of intent to acquire certain assets and assume certain liabilities of Crystaloid
Technologies, Inc. ("Crystaloid"), a leading domestic manufacturer and importer of liquid crystal displays. We are completing our purchase negotiations and performing due diligence activities and currently anticipate completion of the purchase on or before December 31, 2002.

Results of Operations

Three Months Ended October 31, 2002 Compared With Three Months Ended October 31, 2001

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) for the continuing operations of the
Company (excluding the Navaids Business sold in September 2001):

                                                                  Three Months Ended
                                                 October 31, 2002                    October 31, 2001
                                                 ----------------                    ----------------
   Sales                                      $ 2,776           100.0%              $ 2,003           100.0%
   Cost of products sold                        1,790            64.5%                1,707            85.2%
                                         -------------- ------------------    --------------- ----------------
   Gross margin                                   986            35.5%                  296            14.8%
   Selling, general and
     administrative expenses                      730            26.3%                1,224            61.1%
                                         -------------- ------------------    --------------- ----------------
   Operating income (loss)                        256             9.2%                (928)          (46.3%)
   Interest expense                              (40)           (1.4%)                (102)           (5.1%)
   Other income, net                                2             0.1%                   --               --
                                         -------------- ------------------    --------------- ----------------

  Income (loss) from continuing
     operations                                   218             7.9%              (1,030)          (51.4%)
   Loss on sale of discontinued
     operations                                    --               --                (291)          (14.5%)
   Loss from discontinued operations               --               --                (292)          (14.5%)
                                         -------------- ------------------    --------------- ----------------
   Net income (loss)                             $218             7.9%             $(1,613)          (80.5%)
                                         ============== ==================    =============== ================

         Sales for the three months ended October 31, 2002 were approximately
$2,776,000, an increase of $773,000 or 38.6% from $2,003,000 in the prior year's quarter. The increase was primarily due to strong existing and new customer orders in the electronic assembly and hybrid electronic product lines. Although we can make no assurances, we fully expect that these trends will continue for the second half of the fiscal year, driven by our additional investment in and efforts to expand our sales force and the success of our marketing and sales strategies despite the difficult economic climate.

         Gross margin fluctuates from period to period due to a variety of factors including sales volume, product mix, and plant efficiency, among other things. Gross margin for the three-month period ended October 31, 2002, was
35.5%, or $986,000, compared to 14.8%, or $296,000, for the three-month period ended October 31, 2001. The gross margin, which was well above our target range for the current period, reflected a large increase in revenue from higher margin electronic assembly customers, increased margins in our LCD resale products and lower manufacturing labor costs as a result of process improvements. We do not expect the gross margin achieved in the period to be sustainable and the results for the second half of the fiscal year will be at lower margin levels due to expected product mix and costs associated with the integration of new Crystaloid customers into our operations. We do believe, however, that if we close the
Crystaloid transaction, we will become proficient in our manufacturing of the new customer products, our margins will improve, become consistent with our current LCD product margins and become accretive to our earnings in the next fiscal year.

         Selling, general and administrative expenses ("SG&A") decreased to
$730,000, down 40.4% from the same period a year ago. SG&A expenses were 26.3%
of sales for the three-month period ended October 31, 2002 as compared to 61.1%
of sales for the three-month period ended October 31, 2001. The decrease in SG&A expenses was due in part to an $83,000 decrease in operating expenses from continued cost management and reduction efforts. Also contributing to the decrease was the fact that SG&A expenses in the comparable quarter were adversely affected by a $375,000 restructuring charge. Additionally, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142,
Goodwill and Other Intangible Assets on May 1, 2002, resulted in, among other things, goodwill not being amortized in the current period. Goodwill amortization totaled $36,000 in the comparable period of 2001. We believe that our recurring SG&A expenses will continue at or near their current levels as a percentage of sales.

However, we do expect to incur additional transaction and integration expenses in the third quarter that are associated with the Crystaloid transaction. These expenses will occur before we are able to generate the additional new customer revenues resulting from the transaction and will have an overall negative impact on our operating income for the remainder of the fiscal year. We do expect the
Crystaloid transaction to be accretive to earnings when the integration of the customers is completed by the first quarter of next fiscal year, if the acquisition closes during the third quarter.

         Interest expense was $40,000 and $102,000 for the three-month period ended October 31, 2002 and 2001, respectively. This 60.8% decrease of $62,000, was due to lower weighted average borrowings outstanding and lower interest rates over the comparable periods.

         We recorded no operating income or loss from discontinued operations for the three-month period ended October 31, 2002. This was in comparison to our operating loss from discontinued operations of approximately $292,000 and a loss on sale of discontinued operations of $291,000 for the three-month period ended
October 31, 2001. The discontinued operations resulted from our sale of substantially all of the assets and operations of the Navaids Business in
September 2001.

         No income tax provision or benefit was recorded for the three-month periods ended October 31, 2002 or 2001 due primarily to net operating loss carry forwards available which have been fully reserved due to the continued
uncertainty of their utilization.

         Net income of $0.08 per share for the three-month period ended October
31, 2002 was $218,000, or 7.9% of sales, as compared to a net loss of
$1,613,000, or $(0.59) per share, reported for the three-month period ended
October 31, 2001.

Six Months Ended October 31, 2002 Compared With Six Months Ended October 31, 2001

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) for the continuing operations of the
Company (excluding the Navaids Business sold in September 2001):

                                                                   Six Months Ended
                                                 October 31, 2002                    October 31, 2001
                                                 ----------------                    ----------------
   Sales                                      $ 5,620           100.0%              $ 3,660           100.0%
   Cost of products sold                        3,762            66.9%                2,829            77.3%
                                         -------------- ------------------    --------------- ----------------
   Gross margin                                 1,858            33.1%                  831            22.7%
   Selling, general and
     administrative expenses                    1,472            26.2%                1,902            52.0%
                                         -------------- ------------------    --------------- ----------------
   Operating income (loss)                        386             6.9%              (1,071)          (29.3%)
   Interest expense                              (78)           (1.4%)                (215)           (5.9%)

   Other income, net                                3             0.0%                  175             4.8%
                                         -------------- ------------------    --------------- ----------------
   Income (loss) from continuing
     operations and before cumulative
     effect of accounting change                  311             5.5%              (1,111)          (30.4%)
   Loss on sale of discontinued
     operations                                   ---              ---                (291)           (8.0%)
   Loss from discontinued operations              ---              ---                (497)          (13.6%)
                                         -------------- ------------------    --------------- ----------------
   Income (loss) before cumulative
     effect of accounting change                  311             5.5%              (1,899)          (51.9%)
   Cumulative effect of
     accounting change                        (1,618)          (28.8%)                  ---              ---
                                         -------------- ------------------    --------------- ----------------
   Net loss                                  $(1,307)          (23.3%)             $(1,899)          (51.9%)
                                         ============== ==================    =============== ================

         Sales for the six months ended October 31, 2002 were approximately
$5,620,000, an increase of $1,960,000 or 53.6% from $3,660,000 in the six months ended October 31, 2001. The increase was due to strong sales growth in the electronic assembly and hybrid electronic product lines. These product lines showed increases in orders from new and existing customers during the period. We expect that the sales growth trends will continue during the second half of this fiscal year, as compared to the prior year, driven by the increased size of our sales force, the success of our marketing and sales strategies and our efforts to position the Company and its unique capabilities as a single source solution for original equipment manufacturers in a variety of industries.

         Gross margin for the six-month period ended October 31, 2002, was
33.1%, or $1,858,000, compared to 22.7%, or $831,000, for the corresponding period in 2001. The increase in gross margin for the current period reflected a favorable product mix and improved labor efficiencies, all of which can fluctuate from period to period. We do not expect the gross margins achieved during the first six months of the year to continue for the remainder of the fiscal year. We believe that the expected mix of products and the integration costs of the new LCD customers from the Crystaloid transaction will have a negative effect on gross margin. However, we believe that if we close the
Crystaloid transaction and the new Crystaloid customers are incorporated into our operations, we will be able to achieve margins that are consistent with our current LCD product margins and that the addition of these customers will be accretive to earnings in the next fiscal year.

         Selling, general and administrative expenses ("SG&A") decreased to
26.2% of sales for the six-month period ended October 31, 2002 from 52.0% of sales for the same period in 2001.

This reflects a decrease of $430,000, or 22.6%, to $1,472,000 in the six-month period ended October 31, 2002 compared to $1,902,000 in the six-month period ended October 31, 2001. The decrease was due primarily to the $375,000 restructuring charge that was incurred in 2001 and a reduction in goodwill amortization of $72,000 due to the adoption of SFAS No. 142, which requires, among other things, that goodwill no longer be amortized. We believe that recurring SG&A expenses will continue at or near their current levels, as a percentage of sales, as we continue our efforts to minimize expenditures and manage operating costs. However, we do expect to incur additional transaction, operating and integration expenses which will negatively impact earnings in the second half of the fiscal year before we generate the full amount of additional new revenues we expect to achieve from the Crystaloid transaction.

         Interest expense was $78,000 and $215,000 for the six-month period ended October 31, 2002 and 2001, respectively. This decrease of $137,000, or
63.7%, was due to lower weighted average borrowings outstanding and lower interest rates over the comparable periods.

         Effective May 1, 2002, we adopted SFAS No. 142 which requires, among other things, the discontinuance of amortization of goodwill and the evaluation of goodwill for potential impairment. As a result of the tests required under
SFAS No. 142, we incurred an impairment loss of the entire amount of recorded goodwill that was the result of the acquisition of DCI in February 2000. We hired a third party independent firm to conduct the valuation analysis. The independent firm provided a valuation opinion based on historical quoted market prices of our common stock, comparison of market value of comparable businesses, and a market value calculated from discounted future cash flows. The effect of the impairment loss was approximately $1,618,000 which is shown as a cumulative effect of an accounting change for the period.

         We recorded no operating income or loss from discontinued operations for the six-month period ended October 31, 2002 compared to our operating loss from discontinued operations of approximately $497,000 for the six-month period ended October 31, 2001. The loss on sale of discontinued operations of $291,000 for the six-month period ended October 31, 2001 resulted from our sale of substantially all of the assets and operations of the Navaids Business in
September 2001.

         No income tax provision or benefit was recorded for the six-month periods ended October 31, 2002 or 2001 due primarily to net operating loss carry forwards available which have been fully reserved due to the continued
uncertainty of their utilization.

         As a result of the above, the net loss was $1,307,000 for the six-month period ended October 31, 2002 as compared to a net loss of $1,899,000 reported for the six-month period ended October 31, 2001.

Liquidity and Capital Resources

         Cash and cash equivalents increased $316,000 to $1,094,000 as of
October 31, 2002 compared to $778,000 at April 30, 2002. This increase was mainly attributable to the cash provided by operating activities slightly offset by purchases of manufacturing equipment during the period.

         We provided cash of $459,000 and used cash of $761,000 from continuing operations for the six months ended October 31, 2002 and 2001, respectively. The cash flow provided by operating activities was primarily due to the increase in income before the cumulative effect of accounting change as well as a decrease in inventories of $198,000 and an increase in accrued expenses of $107,000.
Other changes in operating assets and liabilities included an increase in accounts receivable of $124,000 and a decrease in accounts payable of $275,000 resulting from improved cash flow. Depreciation and amortization for the six-month period ended October 31, 2002 totaled $190,000. Cash used in continuing operations for the six-month period ended October 31, 2001, was
$761,000 which was partially the result of a net loss of $1,111,000, increases in accounts receivable and inventory of $382,000 and $207,000, respectively, which was the result of decreased sales, offset by depreciation and amortization of $292,000. Additionally, no cash was provided by or used by discontinued
operations for the six-month period ended October 31, 2002. For the six-month period ended October 31, 2001, the net cash used by discontinued operations and the loss on sale of discontinued operations totaled $179,000.

         Net cash used in investing activities totaled $145,000 for the six-month period ended October 31, 2002 reflecting equipment purchases during the period. During the six-month period ended October 31, 2001, cash provided by investing activities totaled $6,997,000 which was the result of the $7,300,000 in proceeds from the sale of discontinued operations and $303,000 in purchases of equipment.

         Net cash provided by financing activities totaled $2,000 for the six-month period ended October 31, 2002 that was the result of the exercise of stock options. Net cash used by financing activities of $5,406,000 during the six-month period ended October 31, 2001 was due to payments on long-term debt and payments on a note payable from a bank. These decreases in cash used by financing activities were offset by the change in restricted cash during the period.

         On July 18, 2002, we entered into a $1,000,000 one year revolving line of credit facility, secured by accounts receivable and inventory, that is available for working capital. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall
Street Journal plus 1% (5.75% at October 31, 2002) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. There were no borrowings outstanding on this credit facility as of October 31, 2002.

         We have a letter of credit with a bank related to the Industrial
Revenue Bonds for our Lenexa, Kansas facility. The letter of credit had an original expiration date of September 15,

2002. In July 2002, we were notified that the bank did not intend to renew the letter of credit for the remaining term of the bonds. We were able to secure two
90-day extensions to the current letter of credit to March 15, 2003. We are actively pursuing a replacement letter of credit with another financial institution and expect that we will be able to do so prior to the expiration of the current letter of credit extensions, although no assurances can be made in this regard.

         We believe that existing cash, cash expected to be generated from the operations of DCI, amounts available under our existing line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs and our capital expenditures. We are currently working with our bank to increase our line of credit. Although there can be no assurances, we anticipate that the increase in the line of credit will be approved and that the increase and the available cash reserves will provide the funding necessary to complete the potential Crystaloid transaction and fund our related integration efforts and meet our operating cash requirements for the next twelve months.

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

ITEM 3.  Controls and Procedures.

         The Company's Chairman and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures, have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company that are required to be included in the
Company's filings with the SEC under the Securities Exchange Act of 1934 are made known to them.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                  None.

ITEM 4.  Submission of Matters to a Vote of Stockholders.

                  The annual meeting of stockholders of the Company was held on
                  September 10, 2002. The following items were approved:

                    1.   Mr. David J. Schulte was re-elected as a Class III
                         director of the Company for a period of three years
                         until the 2005 Annual Meeting of the Stockholders.
                         Shares voted for the election of Mr. Schulte were
                         2,360,809 with 5,145 shares withheld.
                    2.   Mr. Robert D. Taylor was re-elected as a Class I
                         director of the Company for a period of one year until
                         the 2003 Annual Meeting of the Stockholders. Shares
                         voted for the election of Mr. Taylor were 2,361,309
                         with 4,645 shares withheld. Mr. Michael J. Meyer is
                         continuing in office as a Class II director serving
                         until the 2004 annual meeting.
                    3.   Appointment of Ernst & Young LLP as independent
                         accountants was approved with 2,342,199 shares voting
                         for appointment, 23,210 against and 545 shares
                         withheld.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                    99.1 Certification of Chairman of the Board of Directors
                         (Principal Executive Officer)

                    99.2 Certification of Vice President and Chief Financial
                         Officer (Principal Financial and Accounting Officer)

                  (b) Reports on Form 8-K:

                  Date of Filing     Item 2
                  -------------------------------------------------------

                  August 8, 2002     Form 8-K, announcing Elecsys Corporation's fourth quarter and year end results for the year ended April 30, 2002.
                  September 5, 2002  Form 8-K, announcing Elecsys
                                     Corporation's first quarter results
                                     for the period ended July 31, 2002.
                  October 8, 2002    Form 8-K, announcing DCI, Inc., a subsidiary of Elecsys
                                     Corporation, had entered into a letter of intent to acquire certain assets and assume certain liabilities of Crystaloid
                                     Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELECSYS CORPORATION
                                              AND SUBSIDIARIES

December 6, 2002                              /s/ Michael J. Meyer
----------------------                     -----------------------------------
Date                                        Michael J. Meyer
                                            Chairman and
                                            Principal Executive Officer

December 6, 2002                             /s/ Todd A. Daniels
----------------------                      -----------------------------------
Date                                        Todd A. Daniels
                                            Vice President and
                                            Chief Financial Officer and
                                            Principal Accounting Officer

  CERTIFICATIONS

  I, Michael J. Meyer, certify that:

1)   I have reviewed this quarterly report on Form 10-QSB of Elecsys
     Corporation;
2)   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  December 6, 2002                      /s/ Michael J. Meyer
                                              ----------------------------------
                                              Michael J. Meyer
                                              Chairman of the Board of Directors

  CERTIFICATIONS

  I, Todd A. Daniels, certify that:

1)   I have reviewed this quarterly report on Form 10-QSB of Elecsys
     Corporation;
2)   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  December 6, 2002            /s/ Todd A. Daniels
                                     -------------------------------------------
                                     Todd A. Daniels
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

  Item            Description
  ----            -------------------------------------------------------------------
  99.1            Certification of Chairman of the Board of Directors
                  (Principal Executive Officer)

  99.2            Certification of Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

