Form 10QSB
period 2003-01-31
ELECSYS CORP
filed 2003-03-14
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the period ended January 31, 2003.

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

Common stock, $0.01 par value - 2,791,331 shares outstanding as of March 10,
2003.

Transitional Small Business Disclosure format (check one):

                                Yes ( )     No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended January 31, 2003

                                      INDEX

                                                                                         Page
                                                                                         ----

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
         Three months and nine months ended January 31, 2003 and 2002 (Unaudited)          3

Condensed Consolidated Balance Sheets -
         January 31, 2003 (Unaudited) and April 30, 2002                                   5

Condensed Consolidated Statements of Cash Flows -
         Nine months ended January 31, 2003 and 2002 (Unaudited)                           7

Notes to Condensed Consolidated Financial Statements (Unaudited)                           9

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  14

ITEM 3.  Controls and Procedures                                                          23

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                24

ITEM 6.  Exhibits and Reports on Form 8-K                                                 24

Signatures                                                                                25

Certifications                                                                            26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)
                                                          Three Months Ended               Nine Months Ended
                                                                  January 31,                      January 31,
                                                              2003            2002            2003             2002
                                                              ----            ----            ----             ----
Sales                                                         $2,553          $1,836          $8,173           $5,496
Cost of products sold                                          1,830           1,564           5,592            4,368
                                                        -------------    ------------    ------------     ------------
Gross margin                                                     723             272           2,581            1,128

Selling, general and administrative expenses                     640             667           2,106            2,569
Asset acquisition related expenses                               238              --             244               --
                                                        -------------    ------------    ------------     ------------
Total operating expenses                                         878             667           2,350            2,569
                                                        -------------    ------------    ------------     ------------

Operating income (loss)                                        (155)           (395)             231          (1,441)

Other income (expense):
  Interest expense                                              (39)            (44)           (117)            (260)
  Other income (expense), net                                      2             (7)               5              169
                                                        -------------    ------------    ------------     ------------
Income (loss) from continuing operations and
  before cumulative effect of accounting change                (192)           (446)             119          (1,532)

Gain on sale of discontinued operations                           --             446              --              155
Loss from discontinued operations                                 --              --              --            (497)
                                                        -------------    ------------    ------------     ------------
Income (loss) before cumulative effect of
  accounting change                                            (192)              --             119          (1,874)
Cumulative effect of accounting change                            --              --         (1,618)               --
                                                        -------------    ------------    ------------     ------------
Net loss                                                     $ (192)           $  --        $(1,499)         $(1,874)
                                                        =============    ============    ============     ============

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                             January 31,                      January 31,
                                                                         2003            2002            2003             2002
                                                                         ----            ----            ----             ----
Loss per share information:
  Basic:
      Continuing operations before cumulative effect
        of accounting change                                           $(0.07)         $(0.16)           $0.04          $(0.56)
      Gain on sale of discontinued operations                               --            0.16              --             0.06
      Discontinued operations                                               --              --              --           (0.18)
      Cumulative effect of accounting change                                --              --          (0.58)               --
                                                                  -------------    ------------    ------------     ------------
      Loss per share                                                   $(0.07)           $0.00         $(0.54)          $(0.68)
                                                                  =============    ============    ============     ============
Weighted average common shares
  outstanding - basic:                                                   2,791           2,772           2,790            2,770
                                                                  =============    ============    ============     ============

  Diluted:
      Continuing operations before cumulative effect
        of accounting change                                           $(0.07)         $(0.16)           $0.04          $(0.56)
      Gain on sale of discontinued operations                               --            0.16              --             0.06
      Discontinued operations                                               --              --              --           (0.18)
      Cumulative effect of accounting change                                --              --          (0.58)               --
                                                                  -------------    ------------    ------------     ------------
      Loss per share                                                   $(0.07)           $0.00         $(0.54)          $(0.68)
                                                                  =============    ============    ============     ============
Weighted average common shares
  outstanding - diluted:                                                 2,791           2,772            2,811           2,770
                                                                  =============    ============    ============     ============

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                               (In thousands)

                                                           January 31, 2003      April 30, 2002
                                                           ----------------      --------------
                                                             (Unaudited)

ASSETS
   Current assets:
      Cash and cash equivalents                             $           647      $        778
      Accounts receivable, less allowances of $124
         and $43, respectively                                        1,416             1,099
      Inventories                                                     1,993             1,786
      Prepaid expenses and other current assets                          97                63
                                                            ---------------     -------------
   Total current assets                                               4,153             3,726

   Property and equipment, at cost:
      Land                                                              637               637
      Building and improvements                                       1,089             1,063
      Equipment                                                       1,987             1,654
                                                            ---------------     -------------
                                                                      3,713             3,354
      Accumulated depreciation and amortization                       (912)             (640)
                                                            ---------------     -------------
   Property and equipment, net                                        2,801             2,714

   Other assets, net                                                     75                72
   Goodwill                                                              --             1,618
                                                            ---------------     -------------
Total assets                                                $         7,029      $      8,130
                                                            ===============     =============

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                        January 31, 2003            April 30, 2002
                                                        ---------------             --------------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                  $           819            $           974
      Accrued expenses                                              475                        427
      Bank line of credit                                           500                         --
                                                        ---------------             --------------
   Total current liabilities                                      1,794                      1,401

   Long-term debt                                                 2,320                      2,317

   Stockholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares - 5,000,000;
         Issued and outstanding shares - none                        --                         --
      Common stock, $.01 par value:
         Authorized shares - 10,000,000;
         Issued and outstanding shares - 2,791,331 and
              2,786,081 at January 31, 2003 and
              April 30, 2002 , respectively                          28                          28
      Additional paid-in capital                                  8,140                       8,138
      Accumulated deficit                                       (5,253)                     (3,754)
                                                          -------------               -------------
   Total stockholders' equity                                     2,915                       4,412
                                                          -------------               -------------
Total liabilities and stockholders' equity                $       7,029               $       8,130
                                                          =============               =============

      See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                   Nine Months Ended January 31,
                                                                    2003                 2002
                                                                    ----                 ----
Cash Flows from Operating Activities:
Loss from continuing operations                                 $(1,499)              $(1,532)
Adjustments to reconcile loss from
  continuing operations to net cash provided by (used in)
  operating activities:
   Depreciation                                                      272                   190
   Amortization                                                        9                   127
   Provision for doubtful accounts                                    42                    81
   Cumulative effect of accounting change                          1,618                    --
   Changes in operating assets and liabilities:
      Accounts receivable                                            438                 (320)
      Inventories                                                    142                 (189)
      Accounts payable                                             (155)                   347
      Accrued expenses                                                48                   118
      Other                                                          (2)                   223
                                                               ---------              --------
Net cash provided by (used in) continuing operations                 913                 (955)
Gain on sale of discontinued operations                               --                   155
Net cash used in discontinued operations                              --                 (624)
                                                               ---------              --------
Net cash provided by (used in) operating activities                  913               (1,424)

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations                         --                 8,036
Purchases of property and equipment                                (252)                 (400)
Assets acquired from Crystaloid                                  (1,294)                    --
DCI dispute resolution agreement payment                              --                 (328)
                                                               ---------               -------
Net cash (used in) provided by investing activities              (1,546)                 7,308

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine Months Ended January 31,
                                                                    2003                  2002
                                                                    ----                  ----

Cash Flows from Financing Activities:
Principal payments on long-term debt                         $        --         $    (1,363)
Borrowings on note payable to bank                                 1,000                   --
Payments on note payable to bank                                   (500)              (5,241)
Proceeds from collection of shareholder loan                          --                   19
Proceeds from exercise of stock options                                2                   52
Change in restricted cash                                             --                1,153
                                                             -----------         ------------
Net cash provided by (used in) financing activities                  502              (5,380)
                                                             -----------         ------------

Net (decrease) increase in cash and cash equivalents               (131)                  504
Cash and cash equivalents, beginning of period                       778                   26
                                                             -----------         ------------
Cash and cash equivalents, end of period                     $       647         $        530
                                                             ===========         ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                     $        87         $        396
                                                             ===========         ============

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                January 31, 2003
                                   (Unaudited)

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company"), through its wholly owned subsidiary DCI, Inc. ("DCI"), manufactures and imports custom liquid crystal displays (LCDs) and provides electronic manufacturing services for original equipment manufacturers ("OEMs") in the medical, aerospace, industrial and consumer product industries. Through its unique capabilities to manufacture hybrid electronic assemblies, such as integrating LCD displays with electronic components, the Company offers a compelling single-source solution to its customers at a lower overall total cost.
         The Company sold its Navaids Business in September 2001, as described in Note 4.

Comprehensive Income
         The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
Associated With Exit or Disposal Activities. SFAS No. 146 modifies the timing and measurement of the recognition of costs associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of this statement will have a material impact on its financial position, results of operations and cash flows.

         In December 2002, the FASB issued SFAS No. 148, Accounting for
Stock-Based Compensation -- Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note.
Since the Company uses the intrinsic value method of

APB Opinion No. 25, Accounting for Stock Issued to Employees, the accounting policies note will include a tabular presentation of pro forma net income and earnings per share using the fair value method prescribed by SFAS No. 123,
Accounting for Stock-Based Compensation. Also, SFAS No. 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods -- the prospective method, the modified prospective method, or the retroactive restatement method. Finally,
SFAS No. 148 will require the Company to make interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The expanded annual disclosure requirements and the transition provisions are effective for the Company's fiscal year 2003. The new interim period disclosures are required in the
Company's financial statements for interim periods beginning in the first quarter of fiscal 2004. The Company does not expect that the adoption of this statement will have a material impact on its results of operations or financial position.

Revenue Recognition
         The Company records revenue upon shipment of product to its customers.

Reclassification
         Certain reclassifications have been made to the prior years' interim financial statements to conform to the current period's financial statement presentation.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, DCI. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003.

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

NOTE 3.  ASSETS ACQUIRED

         On December 31, 2002, DCI completed the purchase of accounts receivable, inventory, fixed assets and intellectual property, including a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. The total consideration for the assets purchased of approximately $1,294,000, was funded by the Company's line of credit and available cash. The purchase price of such assets has been allocated based on their estimated fair market values similar to the requirements of SFAS No. 141, Business Combinations and No. 142, Goodwill and
Other Intangible Assets. These values have been estimated to be $795,000 for net accounts receivable, $349,000 for net inventory and $150,000 for fixed assets, including $43,000 for assets held for sale. As a result of these valuations, gains or losses may be realized in subsequent periods as actual values for the purchased Crystaloid assets are determined through the collection or write-off of accounts receivable or the sale of fixed assets for example.

         The Company incurred approximately $244,000 of costs in connection with acquiring the Crystaloid assets, consisting primarily of accounting, legal, travel and integration and start-up expenses, which were charged to operations during the nine-month period ended January 31, 2003.

NOTE 4.  DISCONTINUED OPERATIONS

         In September 2001, the Company sold substantially all of the assets and operations and transferred certain liabilities of its Navaids Business to a
European joint venture. Proceeds received from the sale of the Navaids Business amounted to $8.0 million of which $5.6 million was used to retire a note payable to the bank, $362,000 of the proceeds were used to retire an installment note payable to the bank, and $68,000 was used to pay accrued interest on subordinated debt. The operations of the Company's Navaids Business are included within discontinued operations.

         The operating results of discontinued operations are as follows (in thousands):

                                                Nine Months
                                                   Ended
                                             January 31, 2002
                                           ------------------
              Sales                        $            4,509
                                           ==================
              Loss before income taxes     $            (497)
                                           ==================
              Net loss                     $            (497)
                                           ==================

         A portion of the Company's interest expense for the nine-month period ending January 31, 2002 has been allocated to discontinued operations in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations.
The total interest expense that was allocated to discontinued operations totaled approximately $56,000 for the nine-month period ended January 31, 2002.

NOTE 5.  NET INCOME PER SHARE

         Basic net income per share is computed by dividing net income, exclusive of discontinued operations and the cumulative effect of an accounting change, by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income, exclusive of discontinued operations and the cumulative effect of an accounting change, by the weighted average number of common share equivalents outstanding during the period. The following table presents the calculation of basic and dilutive income per share:
                                                 Three Months Ended     Nine Months Ended
                                                    January 31,            January 31,
                                                   2003      2002        2003       2002
                                                   ----      ----        ----       ----

Numerator:
Continuing operations before cumulative effect
  of accounting change                           $  (192)   $  (446)   $   119    $(1,532)
      Gain on sale of discontinued operations       --          446       --          155
      Discontinued operations                       --         --         --         (497)
      Cumulative effect of accounting change        --         --       (1,618)      --
                                                 -------    -------    -------    -------
Net loss                                         $  (192)   $  --      $(1,499)   $(1,874)
                                                 =======    =======    =======    =======

Denominator:
Weighted average common shares outstanding
   - basic                                         2,791      2,772      2,790      2,770
Effect of dilutive options outstanding              --         --           21       --
                                                 -------    -------    -------    -------
Weighted average common shares outstanding
   - dilutive                                      2,791      2,772      2,811      2,770
                                                 =======    =======    =======    =======

         Options to purchase 299,750 shares of common stock for the three-month period ending January 31, 2003 and 98,000 shares of common stock for the three-month and nine-month periods ending January 31, 2002, were not included in the computation of diluted net income per share because they were antidilutive.
Options to purchase 147,750 shares of common stock for the nine-month period ending January 31, 2003 were included in the calculation of diluted weighted average common shares outstanding.

NOTE 6.  GOODWILL

         Effective May 1, 2002, the Company adopted SFAS No. 142, Goodwill and
Other Intangible Assets. As required by SFAS No. 142, goodwill is no longer amortized into the statement of operations over an estimated life but rather is tested at least annually for impairment based on specific guidance included in
SFAS No. 142. Based on an impairment test performed as of May 1, 2002, the
Company determined that the amount of previously recorded goodwill related to the Company's acquisition of DCI was entirely impaired. Accordingly, the Company recorded the impairment charge of $1,618,000 in the financial statements as the cumulative effect of an accounting change.

         Results from continuing operations for the three months and nine months ended January 31, 2002 include goodwill amortization expense of $39,000 and
$117,000, respectively. Had SFAS No. 142 been in effect for that period, the
Company would have reported a loss from continuing operations of $407,000 for the three months ended January 31, 2002 and $1,415,000 for the nine months ended
January 31, 2002. Net loss and net loss per share for the three-month and nine-month periods ended January 31, 2002 adjusted to exclude the goodwill amortization expense is as follows (in thousands, except per share data):

                                                            Three Months                Nine Months
                                                               Ended                       Ended
                                                          January 31, 2002           January 31, 2002
                                                       -----------------------     ----------------------
   Reported loss from continuing operations            $                (446)      $             (1,532)
   Goodwill amortization                                                   39                        117
                                                       -----------------------     ----------------------
   Adjusted loss from continuing operations                             (407)                    (1,415)
   Gain on sale of discontinued operations                                446                        155
   Loss from discontinued operations                                       --                      (497)
                                                       -----------------------     ----------------------
   Adjusted net income (loss)                          $                   39      $             (1,757)
                                                       =======================     ======================

   Basic and diluted income (loss) per share:
   Loss from continuing operations                     $               (0.16)      $              (0.55)
   Goodwill amortization                                                 0.01                       0.04
                                                       -----------------------     ----------------------
   Adjusted loss from continuing operations                            (0.15)                     (0.51)
   Gain on sale of discontinued operations                               0.16                       0.06
   Loss from discontinued operations                                       --                     (0.18)
                                                       -----------------------     ----------------------
   Adjusted basic and diluted income (loss)
     per share                                         $                 0.01      $              (0.63)
                                                       =======================     ======================

NOTE 7.  LINE OF CREDIT

         On July 18, 2002, the Company entered into a $1,000,000 one year revolving line of

credit facility, secured by accounts receivable and inventory, which is available for working capital. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall
Street Journal plus 1.5% (5.75% at January 31, 2003) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As a result of acquiring the assets from Crystaloid, the full amount of the line of credit was utilized on December 31, 2002. During
January of 2003, as a result of the collection of a portion of the accounts receivable purchased from Crystaloid, the Company repaid $500,000 of the borrowings on the line resulting in a $500,000 outstanding balance on the line of credit as of January 31, 2003. On March 13, 2003, the credit facility was increased to $2,000,000.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations.

Overview

         Elecsys Corporation ("Elecsys", the "Company," or "we") through its wholly owned subsidiary DCI Inc. ("DCI"), manufactures and imports custom liquid crystal displays (LCDs) and provides electronic manufacturing services for original equipment manufacturers ("OEM") in the medical, aerospace, industrial and consumer product industries. Through its unique capabilities to manufacture hybrid electronic assemblies, such as integrating LCD displays with electronic components, the Company offers a compelling single-source solution to our customers at a lower overall total cost.

         We provide a unique range of electronic design, manufacturing and test services that are focused on custom display technology, automated electronic production and miniaturization. We design, manufacture and test electronic assemblies, including circuit boards, integrated electronic display modules and full turn-key products, along with custom liquid crystal display devices.
Our sales are made primarily to customers within the United States.

         Elecsys was incorporated in Kansas in 1991, and from 1991 through
February 2000, the company designed, manufactured and sold aircraft navigational aids (the "Navaids Business"). In February 2000, the Company acquired DCI. On
September 11, 2001, we exited the Navaids Business when we sold substantially all of the assets and operations, and transferred certain liabilities to a
European joint venture. We are now focused solely on growing the sales and profits of DCI.

         On December 31, 2002, DCI completed the purchase of accounts receivable, inventory, fixed assets and intellectual property, including a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. Crystaloid helped pioneer the development of liquid crystal display technology and had grown into the largest supplier of avionics LCDs in North America. The total consideration for the assets purchased totaled approximately $1,294,000, which was funded by the
Company's line of credit and cash on hand.

         Although the purchase of the Crystaloid assets does not constitute a business combination, we did receive a customer list and technical drawings for such customers' products as part of the intellectual property we purchased. We are aggressively pursuing substantially all of the former Crystaloid customers and presenting our capabilities to manufacture LCD's. For most of the aviation related products, this process involves requalification of: (i) DCI as a vendor, and (ii) the specific parts we hope to manufacture for them. In all cases it involves winning the customer's confidence and re-quoting the customer's requirements followed by the issuance of new purchase orders. We are experiencing early success in this process and have received a total of $824,000 in orders from former Crystaloid customers as of January 31, 2003. Although there can be no assurances, we believe that we will derive increases in revenue and gross margin from these customers in the fiscal year ending April 30, 2004.

Results of Operations

Three Months Ended January 31, 2003 Compared With Three Months Ended
January 31, 2002

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) for the continuing operations of the
Company (excluding the Navaids Business sold in September 2001):

                                                                  Three Months Ended
                                                 January 31, 2003                    January 31, 2002
                                                 ----------------                    ----------------
   Sales                                      $ 2,553           100.0%              $ 1,836           100.0%
   Cost of products sold                        1,830            71.7%                1,564            85.2%
                                         -------------- ------------------    --------------- ----------------
   Gross margin                                   723            28.3%                  272            14.8%
   Selling, general and
     administrative expenses                      640            25.1%                  667            36.3%
                                         -------------- ------------------    --------------- ----------------
   Operating income (loss) before
     asset acquisition related
     expenses                                      83             3.3%                (395)          (21.5%)
   Asset acquisition expenses                     238             9.3%                   --               --
                                         -------------- ------------------    --------------- ----------------
   Operating loss                               (155)           (6.1%)                (395)          (21.5%)
   Interest expense                              (39)           (1.5%)                 (44)           (2.4%)
   Other income (expense), net                      2             0.0%                  (7)           (0.0%)
                                         -------------- ------------------    --------------- ----------------
   Loss from continuing operations              (192)           (7.5%)                (446)          (24.3%)

   Gain on sale of discontinued
     operations                                    --               --                  446            24.3%
                                         -------------- ------------------    --------------- ----------------
   Net loss                                   $ (192)           (7.5%)                 $ --               --
                                         ============== ==================    =============== ================

         Sales for the three months ended January 31, 2003 were approximately
$2,553,000, an increase of $717,000 or 39.0% from $1,836,000 in the comparable quarter of the prior year. The increase was primarily due to strong existing and new customer orders in the electronic assembly, hybrid electronics and LCD resale product lines. Although we can make no assurances, we fully expect that these trends will continue for the last three months of the fiscal year, driven by our additional investment in and efforts to expand our direct and indirect sales forces, the success of our marketing and sales strategies and additional revenues from former Crystaloid customers, despite the difficult economic climate.

         Gross margin fluctuates from period to period due to a variety of factors including sales volume, product mix, and plant efficiency, among other things. Gross margin for the three-month period ended January 31, 2003, was
28.3% of sales, or $723,000, compared to 14.8% of sales, or $272,000, for the three-month period ended January 31, 2002. The improvement in gross margin reflected a large increase in revenue from higher margin electronic assembly customers, increased margins in our LCD resale products and improved labor efficiencies as a result of process improvements. We expect the gross margin achieved in the period to be an indication of the margins for the remaining three months of the fiscal year due to expected product mix and increased LCD production as a result of the new sales orders from former Crystaloid customers.

         Operating expenses, which include selling, general and administrative expenses ("SG&A") as well as asset acquisition related expenses, were $878,000 in the three-month period ending January 31, 2003, an increase of $211,000 or
31.6% from the same period a year ago. Total operating expenses were 34.4% of sales for the three-month period ended January 31, 2003 as compared to 36.3% of sales for the three-month period ended January 31, 2002. The increase in operating expenses was principally due to $238,000 of asset acquisition related expenses, such as accounting, legal, travel and integration and start-up expenses that were the result of the Company acquiring certain assets from
Crystaloid. Since we have determined that the purchase of the Crystaloid assets does not constitute a business combination, we charged these costs to operations in the periods in which they were incurred. Excluding the asset acquisition related expenses, operating expenses for the three-month period ended January
31, 2003 were $640,000 or 25.1% of sales, compared to $667,000 or 36.3% of sales for the comparable period of the prior year. Additionally, the adoption of SFAS
No. 142, Goodwill and Other Intangible Assets on May 1, 2002, resulted in, among other things, goodwill not being amortized in the current period. Goodwill amortization totaled $39,000 in the comparable period of 2002. We expect to incur some additional integration and start-up expenses associated with the purchase of the assets from Crystaloid and our pursuit of the former Crystaloid customer base; however, these expenses should decline significantly in the remaining months of this fiscal year. Until we are able to

generate new revenues from the Crystaloid customer base, these expenses will have an overall negative impact on our operating income for the remainder of the fiscal year. Although there can be no assurance made in this regard, we believe operating income will benefit from increased revenues from the former Crystaloid customers and decreased integration and start-up expenses in the first quarter of the fiscal year ending April 30, 2004. With respect to our recurring SG&A expenses, we believe they will continue at or near their current levels as a percentage of sales.

         Interest expense was $39,000 and $44,000 for the three-month periods ended January 31, 2003 and 2002, respectively. This 11.4% decrease, or $5,000, was the result of lower weighted average borrowings outstanding and lower interest rates over the comparable periods.

         We recorded no operating income or loss from discontinued operations for the three-month periods ended January 31, 2003 and 2002. The discontinued
operations resulted from our sale of substantially all of the assets and operations of the Navaids Business in September 2001. For the three-month period ended January 31, 2002, the gain on sale of discontinued operations totaled
$446,000, which was the result of the final settlement and adjustments to the sales price of the Navaids Business.

         No income tax provision or benefit was recorded for the three-month periods ended January 31, 2003 or 2002 due primarily to net operating loss carry forwards available which have been fully reserved due to the continued
uncertainty of their utilization.

         Primarily due to the factors discussed above, the net loss for the period ended January 31, 2003 was $192,000 (7.5% of sales), or $0.07 per share, as compared to a net loss of $0, or $0.00 per share, reported for the three-month period ended January 31, 2002.

Nine Months Ended January 31, 2003 Compared With Nine Months Ended January 31, 2002

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands):

                                                                   Nine Months Ended
                                                 January 31, 2003                    January 31, 2002
                                                 ----------------                    ----------------
   Sales                                      $ 8,173           100.0%              $ 5,496           100.0%
   Cost of products sold                        5,592            68.4%                4,368            79.5%
                                         -------------- ------------------    --------------- ----------------
   Gross margin                                 2,581            31.6%                1,128            20.5%
   Selling, general and
     administrative expenses                    2,106            25.8%                2,569            46.7%
                                         -------------- ------------------    --------------- ----------------
   Operating income (loss) before
     asset acquisition related
     expenses                                     475             5.8%              (1,441)          (26.2%)

   Asset acquisition related expenses             244             3.0%                   --               --
                                         -------------- ------------------    --------------- ----------------
   Operating income (loss)                        231             2.8%              (1,441)          (26.2%)
   Interest expense                             (117)           (1.4%)                (260)           (4.7%)
   Other income, net                                5             0.0%                  169             3.1%
                                         -------------- ------------------    --------------- ----------------
   Income (loss) from continuing
     operations and before cumulative
     effect of accounting change                  119             1.5%              (1,532)          (27.9%)
   Gain on sale of discontinued
     operations                                   ---              ---                  155             2.8%
   Loss from discontinued operations              ---              ---                (497)           (9.0%)
                                         -------------- ------------------    --------------- ----------------
   Income (loss) before cumulative
     effect of accounting change                  119             1.5%              (1,874)          (34.1%)
   Cumulative effect of
     accounting change                        (1,618)          (19.8%)                  ---              ---
                                         -------------- ------------------    --------------- ----------------
   Net loss                                  $(1,499)          (18.3%)             $(1,874)          (34.1%)
                                         ============== ==================    =============== ================

         Sales for the nine-month period ended January 31, 2003 were approximately $8,173,000, an increase of $2,677,000 or 48.7% from $5,496,000 in the nine-month period ended January 31, 2002. The increase was due to strong sales growth in the electronic assembly and hybrid electronic product lines.
These product lines showed increases in orders from new and existing customers during the comparable periods. We expect that the sales growth trends will continue during the last three months of this fiscal year, driven by the increased size of our direct and indirect sales force, our efforts to position the Company with its unique capabilities as a single source solution for original equipment manufacturers in a variety of industries, and the revenues generated in our LCD product lines from former Crystaloid customers.

         Gross margin for the nine-month period ended January 31, 2003, was
31.6% of sales, or $2,581,000, compared to 20.5% of sales, or $1,128,000, for the comparable period in fiscal 2002. The increase in gross margin for the current period reflected a favorable product mix and improved labor efficiencies, all of which can fluctuate from period to period. We do not expect the gross margins achieved during the first nine months of the fiscal year to continue for the foreseeable future. We believe that the expected mix of products, sales volume, and the integration and start-up costs associated with the purchase of the Crystaloid assets and pursuit of the Crystaloid customer base, will have a negative effect on gross margin in the near term. However, we believe that, as we add former Crystaloid customers, we will be able to achieve gross margin percentages that are consistent with our current LCD product and
LCD resale margins.

         Operating expenses, which included selling, general and administrative expenses ("SG&A") as well as asset acquisition related expenses, decreased to
$2,350,000, or 28.8% of sales, for the nine-month period ended January 31, 2003, from $2,569,000, or 46.7% of sales, for the same period in 2002. This decrease occurred despite the fact that we incurred $244,000 of asset acquisition related expenses in the nine-month period ended January 31, 2003. SG&A expenses (not including asset acquisition expenses) experienced a decrease of $463,000, or
18.0%, to $2,106,000 in the year to date period ended January 31, 2003 compared to $2,569,000 in the year to date period ended January 31, 2002. The decrease in
SG&A expenses (not including asset acquisition related expenses) was due primarily to the $375,000 restructuring charge that was incurred in fiscal year
2002 and a reduction in goodwill amortization of $117,000 due to the adoption of
SFAS No. 142, which requires, among other things, that goodwill no longer be amortized. Included in operating expenses for the nine-month period ended
January 31, 2003, were $244,000 of asset acquisition related expenses that we have incurred since we first announced our intent on October 3, 2002 to acquire certain assets of Crystaloid. These expenses include accounting, legal, travel and other integration and start-up expenses. We have treated all of these costs as period expenses because we concluded the purchase of the Crystaloid assets did not constitute a business combination. We expect to incur some additional integration and start-up expenses in the remaining months of our fiscal year.
The additional expenses will negatively impact our operating income until we are able to generate new revenues from the former Crystaloid customers. Although there can be no assurance made in this regard, we believe operating income will benefit from increased revenues from the former Crystaloid customers and decreased integration and start-up expenses in the first quarter of the fiscal year ending April 30, 2004. With respect to our recurring SG&A expenses, we believe they will continue at or near their current levels as a percentage of sales.

         Interest expense was $117,000 and $260,000 for the nine-month periods ended January 31, 2003 and 2002, respectively. This decrease of $143,000, or
55.0%, was due to lower weighted average borrowings outstanding and lower interest rates over the comparable periods.

         Effective May 1, 2002, we adopted SFAS No. 142 which requires, among other things, the discontinuance of amortization of goodwill and the evaluation of goodwill for potential impairment. As a result of the tests required under
SFAS No. 142, we incurred an impairment loss of the entire amount of recorded goodwill that was the result of the acquisition of DCI in February 2000. We hired a third party independent firm to conduct the valuation analysis. The independent firm provided a valuation opinion based on historical quoted market prices of our common stock, comparison of market value of comparable businesses, and a market value calculated from discounted future cash flows. The effect of the impairment loss was approximately $1,618,000, which is shown as a cumulative effect of an accounting change for the period.

         We recorded no operating income or loss from discontinued operations for the nine-

month period ended January 31, 2003 compared to our operating loss from discontinued operations of approximately $497,000 for the nine-month period ended January 31, 2002. The gain on sale of discontinued operations of $155,000 for the nine-month period ended January 31, 2002 resulted from our sale of substantially all of the assets and operations of the Navaids Business in
September 2001.

         No income tax provision or benefit was recorded for the nine-month periods ended January 31, 2003 or 2002 due primarily to net operating loss carry forwards available which have been fully reserved due to the continued
uncertainty of their utilization.

         Primarily as a result of the above factors, the net loss was
$1,499,000, or $0.54 per diluted share, for the nine-month period ended January
31, 2003 as compared to a net loss of $1,874,000, or $0.68 per diluted share, reported for the nine-month period ended January 31, 2002.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $131,000 to $647,000 as of January
31, 2003 compared to $778,000 at April 30, 2002. This decrease was mainly attributable to the cash used in investing activities to purchase assets from
Crystaloid, partially offset by cash provided by operating activities and borrowings on the bank line of credit.

         We provided cash of $913,000 and used cash of $955,000 from continuing operations for the nine months ended January 31, 2003 and 2002, respectively.
The cash flow provided by operating activities was primarily due to the increase in income before the cumulative effect of accounting change as well as decreases in inventories and accounts receivable of $142,000 and $438,000, respectively.
The decrease in accounts receivable was primarily the result of the collection of $500,000 of purchased Crystaloid accounts receivable. The resulting decrease in inventories was the result of efficient inventory management during a period of increasing sales. Other changes in operating assets and liabilities included a decrease in accounts payable of $155,000 and an increase in accrued expenses of $48,000. Depreciation and amortization for the nine-month period ended
January 31, 2003 totaled $281,000. Cash used in continuing operations for the nine-month period ended January 31, 2002, was $955,000 which was partially the result of a net loss of $1,532,000, increases in accounts receivable and inventory of $320,000 and $189,000, respectively, which was the result of decreased sales, offset by depreciation and amortization of $317,000.
Additionally, no cash was provided by or used by discontinued operations for the nine-month period ended January 31, 2003. For the nine-month period ended
January 31, 2002, the net cash used by discontinued operations and the gain on sale of discontinued operations totaled $469,000.

         Net cash used in investing activities totaled $1,546,000 for the nine-month period ended January 31, 2003, reflecting the purchase of Crystaloid assets for $1,294,000, equipment

purchased during the period and an expansion of our clean room in preparation for the increased production of LCDs of $252,000. During the nine-month period ended January 31, 2002, cash provided by investing activities totaled $7,308,000 which was the result of the $8,036,000 in proceeds from the sale of discontinued
operations, $400,000 in purchases of equipment and a dispute resolution payment of $328,000. The dispute resolution payment was the result of a settlement between the Company and the former stockholders of DCI that existed concerning representations and warranties made by the former stockholders in connection with the purchase of the stock of DCI in February 2000.

         Net cash provided by financing activities totaled $502,000 for the year to date period ended January 31, 2003 that was primarily the result of borrowings on the bank line of credit totaling $1,000,000 for the purchase of the Crystaloid assets offset by payments on the bank line of credit of $500,000.
Net cash used by financing activities of $5,380,000 during the nine-month period ended January 31, 2002 was due to payments on long-term debt totaling $1,363,000 and payments on a note payable from a bank of $5,241,000 from the cash proceeds received from the sale of discontinued operations. These decreases in cash used by financing activities were offset by the $1,153,000 change in restricted cash during the period.

         On July 18, 2002, we entered into a $1,000,000 one year revolving line of credit facility, secured by accounts receivable and inventory, which is available for working capital. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall
Street Journal plus 1.5% (5.75% at January 31, 2003) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We utilized the entire line of credit on December 31,
2002 to purchase the Crystaloid assets. As of January 31, 2003, $500,000 remains outstanding on the line after we repaid $500,000 of the borrowings as a result of collections of the accounts receivable purchased from Crystaloid. On March
13, 2003, the credit facility was increased to $2,000,000.

         We have a letter of credit with a bank related to the Industrial
Revenue Bonds for our Lenexa, Kansas facility. The letter of credit had an original expiration date of September 15, 2002. In July 2002, we were notified that the bank did not intend to renew the letter of credit for the remaining fourteen-year term of the bonds. We were able to secure two 90-day extensions and a 30-day extension to the current letter of credit to April 15, 2003. On
March 10, 2003, we received a replacement letter of credit from another financial institution.

         We believe that existing cash, cash expected to be generated from the operations of DCI, amounts available under our existing line of credit, the increase in our line of credit and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs and our capital expenditures. Although there can be no assurances, we anticipate that the line of credit and the available cash reserves will meet our operating cash requirements for the next twelve months.

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

         Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional inventory write-downs may be required.

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

Forward Looking Statements

         This report contains forward-looking statements about items such as sales prospects, future expenses and impact on future earnings. These statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the SEC, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may,"
"expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized above and the factors and conditions described in the discussion of "Results of Operations" and "Liquidity and
Capital Resources" as contained in Management's Discussion and Analysis of
Financial Condition and Results of Operations of this report, as well as those included in other documents the Company files from time to time with the SEC, including the Company's quarterly reports on Form 10-QSB, the annual report on
Form 10-KSB, and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company's
Chairman and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures, have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that material information relating to the
Company is required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934 is made known to them.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that in management's estimation could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibits:

                 10.1 Asset Purchase Agreement between DCI Inc., Crystaloid
                      Technologies, Inc., Jackson Products, Inc., and Elecsys
                      Corporation.
                 99.1 Certification of Chairman of the Board of Directors
                      (Principal Executive Officer)
                 99.2 Certification of Vice President and Chief Financial Officer
                      (Principal Financial and Accounting Officer)

            (b) Reports on Form 8-K:

            Date of Filing      Item
            --------------      --------------------------------------------------

            November 27, 2002   (amended by Form 8-K/A
                                filed on December 2, 2002) Form 8-K,
                                announcing Elecsys Corporation's
                                second quarter results for the
                                period ended October 31, 2002.
            January 6, 2003     Form 8-K, announcing DCI, Inc., a
                                subsidiary of Elecsys Corporation,
                                completed the previously announced purchase of
                                certain assets from Crystaloid Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ELECSYS CORPORATION
                                             AND SUBSIDIARIES

March 14, 2003                            /s/ Michael J. Meyer
----------------                         ---------------------------------------
Date                                     Michael J. Meyer
                                         Chairman and
                                         Principal Executive Officer

March 14, 2003                           /s/ Todd A. Daniels
--------------                           ---------------------------------------
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

  Date:  March 14, 2003                   /s/ Michael J. Meyer
                                          --------------------------------------------
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

  Date:  March 14, 2003            /s/ Todd A. Daniels
                                   ---------------------------------------------------
                                   Todd A. Daniels
                                   Vice President and Chief Financial Officer

                  EXHIBIT INDEX

  Item            Description
  ----            -------------------------------------------------------------------
  10.1            Asset Purchase Agreement between DCI Inc., Crystaloid Technologies, Inc.,
                  Jackson Products, Inc., and Elecsys Corporation.

  99.1            Certification of Chairman of the Board of Directors
                  (Principal Executive Officer)

  99.2            Certification of Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

