Form 10KSB
ELECSYS CORP
filed 2003-07-28
CIK 914398

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal year ended April 30, 2003
                                              --------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from _________ to _________

                  Commission file number 0-22760
                                         -------

                               Elecsys Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        Kansas                                            48-1099142
      --------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

         15301 West 109th Street, Lenexa, Kansas                66219
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                     Issuer's telephone number (913)647-0158
                                               -------------
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

      State issuer's revenues for its most recent fiscal year. $11,291,000
                                                              ------------------

     The aggregate  market value of the voting stock held by  non-affiliates  of the issuer on July 15, 2003,  based upon the average bid and ask prices for such stock on that date was  $5,275,616.  The number of shares of Common Stock of the issuer outstanding as of July 15, 2003 was 2,791,331.

                       DOCUMENTS INCORPORATED BY REFERENCE
The  information  contained  in Items 9, 10, 11, and 12 of Part III of this Form
10-KSB have been incorporated by reference to our Proxy Statement for our Annual
Meeting of Stockholders to be filed with the Securities and Exchange  Commission within 120 days after the close of the fiscal year ended April 30, 2003.

Transitional Small Business Disclosure Form (Check One): Yes    No X
                                                            ---   ---

                                     Part I
                                     ------

Item 1.    DESCRIPTION OF BUSINESS
           -----------------------

General

          Elecsys Corporation  ("Elecsys," the "Company," or "we"),  through its wholly owned subsidiary DCI, Inc. ("DCI"),  is a leading designer,  manufacturer and integrator of custom electronic  interface  solutions for original equipment manufacturers  ("OEMs")  in the  medical,  aerospace,  industrial  and  consumer product  industries.  These  interface  solutions are used by human operators to view,  extract or exchange  information  with  electronic or  electro-mechanical equipment. Through our unique capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid  crystal  displays,  light emitting  diode  displays,  and keypads with circuit boards and other electronic components, the Company becomes an extension of the OEMs  organization  by providing key expertise  that enables rapid development and manufacture of electronic products from product conception through volume production.  We offer a compelling single source solution for our customers  custom  electronic  interface  requirements  at a lower overall total cost.

          Elecsys  was  incorporated  in Kansas in 1991,  and from 1991  through
September   2001,  the  Company   designed,   manufactured   and  sold  aircraft
navigational  aids (the  "Navaids  Business").  In  February  2000,  the Company
acquired  DCI. In September  2001,  we exited the Navaids  Business when we sold substantially  all  of  the  assets  and  operations,  and  transferred  certain liabilities of the Navaids Business, to a European joint venture.

          On  December  31,  2002,   DCI  completed  the  purchase  of  accounts
receivable,  inventory,  fixed  assets and  intellectual  property,  including a customer list,  from  Crystaloid  Technologies  Inc.  ("Crystaloid"),  which had closed its production facility on December 20, 2002. Crystaloid was a pioneer in the development of liquid crystal display ("LCD")  technology,  a major supplier of  LCDs to the  avionics  industry,  and a  significant  competitor  in the LCD business.

Strategy

          Our strategy is to be a leading designer,  manufacturer and integrator of custom  electronic  interface  solutions for OEMs in North  America.  We will leverage our expertise as an electronic manufacturing services ("EMS") provider, capable of integrating specialized  technologies such as custom LCD fabrication, light emitting diode ("LED") display production,  and  microelectronic  assembly capability,  to provide solutions to our customers'  electronic interface needs.
We are an  extension  of our  customers'  organizations  and offer a  compelling single  source  solution  that  encompasses  design,  manufacturing  and support services from product conception through volume production.

          Our management team views the integration of electronic  manufacturing services with specialized  niche  technologies to be a large and growing market.
We intend to invest in the  development  of a variety  of  electronic  interface
technologies,   or  acquire  or  partner  with   companies  that  produce  these
technologies,  as a key strategy to unlock  additional  segments of the vast EMS market.

These  expanded  technological  capabilities  are  expected to broaden our total service  offering  which will drive our growth  efforts into an expanding  total available market.

Business

          Through  DCI,  we  provide a unique  range of  design,  manufacturing, integration  and testing  services to OEMs that desire a  cost-effective  single source for the development and production of custom  electronic  assemblies that
integrate   specialized   interface   technologies   with  flexible   electronic
production. We design,  manufacture,  integrate, and test electronic assemblies, including circuit boards,  high-frequency  electronic  modules,  microelectronic displays  and  assemblies  and full  turn-key  products,  along with  custom LCD devices and modules,  and custom LED display arrays. The electronic  interfaces, assemblies,  and LCDs we produce,  or import,  are used in  medical,  aerospace, industrial,  military,  consumer and other  applications.  We conduct operations from our 33,000  square  foot  facility  located in Lenexa,  Kansas and lease an additional  10,000 square feet in a nearby facility for light  manufacturing and storage.  We received ISO 9001  certification in November 2000 and were recently certified to the new ISO  9001-2000  standard.  Our sales are made  primarily to customers in the United States,  Canada and a few other  international  markets, which are  serviced  through a  combination  of  in-house  sales  personnel  and independent sales representative firms.

          The  electronic  manufacturing  services  that  we  provide  encompass
turn-key  product  design,   manufacturing,   integration,   and  testing.   Our
engineering  staff  provides  hardware  design,  software  design and  component engineering services under contract to OEMs. Our manufacturing processes produce assemblies incorporating both conventional electronic packaging and high-density
configurations,   including   ball  grid  array   ("BGA")  and   microelectronic
technologies.  We maintain  manufacturing  capabilities  which include automated surface mount technology component placement, automated solder paste application and soldering,  automated through-hole component insertion,  wire bonded chip on board microelectronic  assembly,  and complete in-circuit and functional testing services.  We integrate  our  customers'  electronic  assemblies  with  numerous specialized  interface  technologies such as custom LCDs and LED display arrays, custom  keypads  and other user input  devices as well as  application  specific backlights and illumination sources.

          Our  LCD  fabrication   process  produces  custom  LCDs  for  numerous
applications.  An LCD is a low  power  display  device in which  liquid  crystal material is sealed in a cell between  specially  etched  plates of  conductively coated glass.  When an electric  field is applied  across the glass plates,  the liquid crystal material becomes polarized and the display is activated. LCDs are used to display  information in a variety of  applications  from  commercial and consumer to aerospace and medical products.  We fabricate highly specialized and low- to medium-volume custom LCD devices in our Class 10000 cleanroom located in our Lenexa facility.  The cleanroom includes  automated  photo-imaging and glass scribing process equipment.  We have recently  established several  partnerships with offshore LCD manufacturers to source our high-volume customer requirements.
We are  capable  of  designing  and  manufacturing  a  complete  display  module involving both the custom LCD device and the supporting  electronics.  A limited number of our competitors currently have the capability to produce such complete modules.

          We believe our design,  manufacturing,  and integration  capabilities, combined  with  materials  management  expertise,  make us a  compelling  single resource  for  product  development  and  production  that allows  customers  to integrate  their supply chains and reduce their vendor bases.  We strive to form long-term  partnerships  with our customers and to maintain those  relationships through  superior

performance.  We focus our marketing  efforts on OEMs whose products require the integration of custom electronic interface devices,  such as LCDs, LED displays, or custom input devices,  with specialized  electronic  manufacturing in low- to medium-volume.  Our  ideal  customer  requires  both  design  and  manufacturing services  and places a high value on quality,  reliable  delivery  and  customer service.  This  strategy  of  focusing  on  specialized  display  and  interface technologies  differentiates us from conventional domestic EMS providers and has been a primary component of DCI's recent sales growth.

Competition

          In the electronic  manufacturing  services  arena,  there are numerous domestic  and  foreign  EMS  providers  with  which  we  compete.  Many of these
competitors  are  substantially   larger  than  DCI,  with  greater   financial,
operating,  manufacturing  and marketing  resources,  including  Celestica Inc.,
Flextronics  International Ltd., Jabil Circuits Inc.,  Sanmina-SCI  Corporation,
and Solectron Corporation. Many have broader geographic breadth, a broader range of services, and established overseas operations.  There are a limited number of
LCD  manufacturers  located  in the United  States  including  Polytronix  Inc.,
Aerospace  Display  Systems LLC, and LXD Inc. In addition to these  domestic LCD manufacturers,  there are numerous foreign manufacturers who export LCD products into our primary  customer  markets.  Our ability to integrate  custom LCDs, LED displays and other specialized electronic interface technologies with electronic assemblies helps differentiate us from our competitors.

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

Sources and Availability of Raw Materials and Principal Suppliers

          Generally,  we purchase the raw materials  used in the  manufacture of our products,  which consist primarily of electronic components and parts. These components  and parts are  readily  available  from a number of  sources  in the
United States and abroad.  From time to time,  some  components we use have been subject to  shortages,  and  suppliers  have been forced to  allocate  available quantities among their customers.  We actively manage our business in a way that minimizes  our  exposure to these  potential  shortages,  but we may  experience component  shortages that could cause us to delay shipments to customers,  which could result in lower net sales and operating results.

Dependence on One or a Few Major Customers

          Sales to our largest three customers  accounted for 46% of total sales in fiscal  2003 with no single  customer  exceeding  20%. A loss of any of these customers would have a substantial impact on our business.  In order to minimize the impact the loss of any one  customer  might  have on our  business,  we have continued  to expand and  diversify  our  customer  base.  We are  focusing  our increased

sales  efforts on new market  segments  and  increasing  our market  penetration
across  all  geographic  areas  in  the  United  States,   Canada  and  selected
international markets.

Intellectual Property

          The "Elecsys"  name is subject to common law trademark  protection and the  "Crystaloid"  name is a  registered  trademark.  We do not  own  any  other material patents, registered trademarks or copyrights. Our material intellectual property consists of drawings,  plans, software,  specifications and engineering and  manufacturing  knowledge  that DCI  maintains as  confidential  proprietary information.  In addition,  we depend on recruiting,  training and retaining our employees,  who are required to have  sufficient  knowledge to operate  advanced equipment and to conduct sensitive and complicated  manufacturing operations. We have non-competition and non-disclosure  agreements in place with key members of the management team.

Governmental Regulations

          Our  operations  are  subject  to  certain  federal,  state  and local regulations concerning the environment,  waste management, and health and safety
matters.   We  believe  that  we  operate  in  compliance  with  all  applicable requirements  and do not  anticipate  any material  expenditure  in  maintaining compliance.  New,  modified,  or  more  stringent  requirements  or  enforcement policies could be adopted in the future which could result in material costs and liabilities that could adversely affect our business.

          We  periodically  generate and  temporarily  handle limited amounts of materials that are considered  hazardous  waste under  applicable law. We engage independent contractors for the off-site disposal of these materials.

Research and Development

          We design and  manufacture  custom  products  and  assemblies  for OEM customers  on a  contract  basis and thus are not  engaged  in any  independent, self-funded research and development programs.  Our process engineering group is continuously  developing and refining improved manufacturing  processes in order to enhance the performance of the Company.

Total Number of Employees

          At April 30, 2003, we had a total of 114 full time  employees,  all of whom were  employees of DCI. None of our employees  are  represented  by a labor organization  or subject to a collective  bargaining  agreement.  Our management team believes that our relationship with our employees is good.

Item 2.    DESCRIPTION OF PROPERTY
           -----------------------

          We conduct  operations  from the DCI  facility,  a 33,000  square foot building on four acres located at 15301 West 109th Street,  Lenexa,  Kansas.  We have a leasehold  interest in this  property  subject to City of Lenexa,  Kansas
Variable Rate Demand Industrial  Development  Revenue Bonds (DCI Project) Series
1998. The face amount of the Bonds  outstanding at April 30, 2003 was $1,570,000 and is due in annual payments ranging from $100,000 to $200,000 through 2017. We use  approximately  25,000 square feet for  manufacturing  operations  while the remaining  8,000  square  feet  is  used  for  engineering,

administration and marketing. Our Lenexa facility is in good working order. Upon repayment of the Bonds in whole, we will hold title to the Lenexa facility.

          We lease an  additional  10,000  square  feet of  building  space in a nearby industrial complex that is used for light manufacturing and storage. This lease expires on December 31, 2003.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          From  time to  time,  we are a party  to  routine  litigation  that is incidental  to the  business.  We believe that none of these actions will have a material  effect on the  Company.  The  Company is not aware of any  proceedings pending or contemplated by a governmental authority.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

         We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended April 30, 2003.

                                     Part II
                                     -------

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           -------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------

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
As of April 30, 2003, the Company had approximately 175 stockholders of record.

   Fiscal Year 2003                     High                   Low
                                 --------------------------------------------
   First Quarter                       $ 0.84                $ 0.55
   Second Quarter                        0.92                  0.62
   Third Quarter                         1.65                  0.85
   Fourth Quarter                        1.60                  1.01
   For the Year                        $ 1.65                $ 0.55

   Fiscal Year 2002                     High                   Low
                                 --------------------------------------------
   First Quarter                       $ 2.10                $ 1.16
   Second Quarter                        2.00                  0.90
   Third Quarter                         1.05                  0.50
   Fourth Quarter                        0.84                  0.51
   For the Year                        $ 2.10                $ 0.50

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Overview

Elecsys  Corporation  ("Elecsys,"  the  "Company," or "We"),  through its wholly owned  subsidiary DCI, Inc.  ("DCI") is a leading  designer,  manufacturer,  and integrator  of custom  electronic  interface  solutions  for original  equipment manufacturers  ("OEMs")  in the  medical,  aerospace,  industrial  and  consumer product  industries.  These  interface  solutions are used by human operators to view,  extract or exchange  information  with  electronic or  electro-mechanical equipment. Through our unique capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid  crystal  displays,  light emitting  diode  displays,  and keypads

with circuit  boards and other  electronic  components,  the Company  becomes an extension of the OEMs'  organization  by providing  key  expertise  that enables rapid development and manufacture of electronic products from product conception through volume  production.  We offer a single source solution for our customers custom  electronic  interface  requirements  at a lower overall total cost.  Our sales are made primarily to customers within the United States, but also include
Canada and a few international markets.

          From 1991 through September 2001, the Company  designed,  manufactured and sold aircraft navigational aids (the "Navaids Business").  In February 2000, the Company acquired DCI. In September 2001, we exited the Navaids Business when we sold substantially all of the assets and operations,  and transferred certain liabilities of the Navaids  Business,  to a European  joint venture.  We are now focused solely on growing the sales and profits of DCI.

          On  December  31,  2002,   DCI  completed  the  purchase  of  accounts
receivable,  inventory,  certain  property  and  equipment,  and  other  assets, including a customer list, from  Crystaloid  Technologies  Inc.  ("Crystaloid"), which had closed its production facility on December 20, 2002.  Crystaloid was a pioneer in the development of LCD  technology,  a major supplier to the avionics industry,  and a significant  competitor in the LCD business.  The consideration for the assets purchased totaled approximately  $1,294,000,  which was funded by the Company's line of credit and cash on hand.

Results of Operations

          The  following  table sets forth for the  periods  presented,  certain statement of operations data (in thousands) of the Company:

                                                  Years Ended
                              --------------------------------------------------
                                   April 30, 2003              April 30, 2002

Sales                          $11,291       100.0%       $7,887         100.0%
Cost of products sold            7,670        67.9%        6,187          78.5%
                              -------------------------------------------------
Gross margin                     3,621        32.1%        1,700          21.5%
Selling, general and
  administrative expenses        2,845        25.2%        3,101          39.3%
Asset acquisition related
  expenses                         381         3.4%           --            --
                              --------------------------------------------------
Total operating expenses         3,226        28.6%        3,101          39.3%
                              --------------------------------------------------
Operating income (loss)            395         3.5%      (1,401)        (17.8%)
Interest expense                 (187)       (1.7%)        (334)         (4.2%)
Other income, net                    6         0.1%          208           2.7%
                              --------------------------------------------------
Income (loss) from
  continuing operations
  before cumulative effect
  of accounting change             214         1.9%      (1,527)        (19.4%)

Gain on sale of
  discontinued operations           --           --          155           2.0%
Loss from discontinued
  operations                        --           --        (497)          (6.3%)
                              --------------------------------------------------
Income (loss) before
  cumulative effect of
  accounting change                214         1.9%      (1,869)         (23.7%)
Cumulative effect of
  accounting change            (1,618)       (14.3%)          --            --
                              --------------------------------------------------
Net loss                      $(1,404)       (12.4%)    $(1,869)         (23.7%)
                              ==================================================

          Sales for the year ended April 30, 2003 were $11,291,000,  an increase of $3,404,000 or 43.2% from  $7,887,000 in fiscal 2002.  Sales  increased due to strong  existing  and new customer  orders in the  electronic  assembly,  hybrid electronics,  and LCD resale product lines.  Revenue from the former  Crystaloid customers  also  contributed to our sales growth in the fourth quarter of fiscal
2003.  However,  due to the  effects  of the  economic  climate  on our  current customers,  delays  associated with becoming a qualified  supplier to the former
Crystaloid  customers,  and the desire of some of those  customers to identify a second  source,  we  expect  lower  sales in the first  half of  fiscal  2004 as compared to the first half of fiscal 2003. We are aggressively  pursuing several
new  customer  opportunities   (including  providing  electronic   manufacturing
services to the former  Crystaloid  customers) as a result of our  investment in our expanded  direct and indirect  sales force,  which we believe will result in increased sales volumes in the second half of fiscal 2004.

          Gross margin can  fluctuate  from period to period due to a variety of factors  including,  but not limited to,  sales  volume,  product mix, and plant efficiency.  Gross  margin  for the year  ended  April 30,  2003 was  32.1%,  or
$3,621,000, compared to 21.5%, or $1,700,000, for the year ended April 30, 2002.
The  $1,921,000,  or 113%,  improvement in gross margin was the result of higher sales  volumes  from  our  higher  margin  electronic  assembly  and LCD  resale customers  and  improved  efficiencies  due to process  improvements.  We do not expect  that  the  gross  margins  achieved  in  the  current  fiscal  year  are sustainable  over the long term as we pursue larger volume  customers and as our product mix varies over time.

          Operating expenses, which includes selling, general and administrative expenses  ("SG&A")  as well as  asset  acquisition  related  expenses  increased
$125,000,  or 4.0%, to $3,226,000,  or 28.6% of sales for the period ended April
30, 2003,  from  $3,101,000,  or 39.3% of sales,  for the period ended April 30,
2002. The primary factor in the increase in the operating  expenses was $381,000 of asset acquisition related expenses associated with the Crystaloid transaction for accounting services, legal, travel, and other integration and start-up costs that were incurred  since the  announcement  of the  Crystaloid  transaction  in
October 2002. We have completed the  integration  of the Crystaloid  assets into our  facility  and  operations  and do not expect the  integration  and start-up expenses to continue into fiscal 2004.

          SG&A expenses (excluding asset acquisition related expenses) decreased
$256,000 or 8.3%, to $2,845,000 for the year ended April 30, 2003 as compared to
$3,101,000  for the year ended April 30,

2002. The decrease in the SG&A expenses (not including asset acquisition related expenses) was due to the $375,000  restructuring charge that was incurred during the fiscal year 2002 and a reduction in goodwill amortization of $114,000 due to the adoption in May 2002 of Statement of Financial Accounting Standards ("SFAS")
No. 142, Goodwill and Other Intangible  Assets.  This standard  requires,  among other things, that goodwill no longer be amortized.  These decreases were offset by the costs  associated  with the increase in SG&A  personnel  during the year, which was necessary to pursue and manage the increased volume of business.  As a result,  we anticipate our recurring SG&A expenses to increase  slightly for the foreseeable future.

          Interest expense decreased from $334,000 in fiscal 2002 to $187,000 in fiscal 2003. This was due to lower weighted average  borrowings  outstanding and lower interest rates.

          Other  income  decreased  to $6,000 for the year ended April 30, 2003, which was the result of interest  income earned during the period.  For the year ended April 30, 2002,  other income totaled  $208,000 and was due primarily to a settlement  of a lawsuit and, to a lesser  extent,  the  interest  earned on the excess  cash  balances  resulting  from the  proceeds of the sale of the Navaids
Business.

          We recorded no operating income or loss from  discontinued  operations for  the  year  ended  April  30,  2003  compared  to the  operating  loss  from discontinued  operations of $497,000 for the year ended April 30, 2002. The gain on sale of discontinued operations of $155,000 for the year ended April 30, 2002 resulted from our sale of substantially  all of the assets and operations of the
Navaids Business in September 2001.

          Effective May 1, 2002, we adopted SFAS No. 142, which requires,  among other things,  the discontinuance of amortization of goodwill and the evaluation of goodwill for potential  impairment.  As a result of the tests  required under
SFAS No.  142,  we incurred  an  impairment  loss of 100% of  recorded  goodwill related to the  acquisition  of DCI in  February  2000.  We hired a third  party independent  firm to  conduct  the  valuation  analysis.  The  independent  firm provided a valuation  opinion  based on  historical  quoted market prices of our common stock, comparison of market value of comparable businesses,  and a market value  calculated from discounted cash flows.  The effect of the impairment loss was  approximately  $1,618,000,  which is presented  as a  cumulative  effect of accounting change for the period.

          No income tax  provision  or benefit was  recorded  for fiscal 2003 or
2002,  primarily due to net operating loss carry forwards  available  which have been fully reserved due to the uncertainty of their utilization.

          Primarily  as a result of the above  factors,  the net loss for fiscal
2003 was  $1,404,000,  or $0.49 per diluted share,  as compared to a net loss of
$1,869,000, or $0.68 per diluted share, in fiscal 2002. Also, due to the factors cited  above,  we expect to incur a small net loss for the first  half of fiscal
2004, which we anticipate will be more than offset by a net profit in the second half of fiscal 2004.

Liquidity and Capital Resources

          Cash and cash  equivalents  decreased  $71,000 to $707,000 as of April
30, 2003  compared to $778,000 as of April 30,  2002.  This  decrease was mainly attributable to the cash used in investing  activities to purchase the assets of
Crystaloid, offset by cash provided by operating activities.

          We  provided  cash  from  operations  of  $1,508,000  and used cash of
$1,351,000 for the fiscal years ended April 30, 2003 and 2002, respectively. The cash flow provided by operating  activities was primarily due to the income from continuing  operations  before the effect of the cumulative effect of accounting change of $214,000.  Decreases in accounts receivable of $493,000 resulting from the collections of DCI and the purchased Crystaloid receivables,  and reductions in inventory of $174,000 due to efficient  inventory  management during a period of increasing sales also contributed to the cash provided by operations in 2003.
Depreciation and amortization totaled $373,000 for the year ended April 30, 2003 compared  to $427,000  for the year ended  April 30,  2002.  The  difference  in depreciation  and amortization was primarily due to the adoption of SFAS No. 142 on May 1, 2002 which  resulted in the  discontinued  amortization  of  goodwill.
Additionally,  for fiscal 2002, the cash used by discontinued operations totaled
$624,000 while the gain on the sale of discontinued operations provided $155,000 to operating activities.

          Net cash used in investing  activities totaled $1,581,000 for the year ended April 30, 2003  compared to the cash  provided by investing  activities of
$7,598,000  during fiscal 2002. The use of cash in fiscal 2003 primarily results from the  purchase  of the  Crystaloid  assets for  $1,294,000,  which  included
accounts  receivable,   inventory,   fixed  assets  and  intellectual  property.
Purchases of property and equipment totaled $287,000 for the current fiscal year compared to $438,000 in the prior fiscal year.  Also,  in the prior fiscal year, the proceeds from the sale of the Navaids Business of $8,036,000,  provided cash from investing activities.

          Net cash provided by (used in) financing activities totaled $2,000 and
$(5,495,000)  for the years ended April 30,  2003 and 2002,  respectively.  Cash provided by financing  activities in fiscal 2003 was the result of proceeds from the exercise of stock options.  For the year ended April 30, 2002,  cash used in financing  activities  was the result of principal  payments on long-term  debt, repayments  on borrowings on a note payable to a bank with the proceeds from the sale of the Navaids Business, and a change in restricted cash.

          The Company has a $2,000,000  revolving line of credit  facility which is  available  for working  capital.  It is secured by accounts  receivable  and inventory and expires on December 31, 2003. The line of credit accrues  interest at a variable rate, revised daily, equal to the New York Prime Rate as published by the Wall  Street  Journal  plus 1.5% (5.75% at April 30,  2003) and  contains certain financial  covenants  pertaining to the maintenance of debt to net worth and minimum net worth  ratios.  We utilized  $1,000,000 of the line of credit on
December 31, 2002 to purchase the Crystaloid assets. As of April 30, 2003, there was no remaining outstanding balance on the line of credit.

          The  Company  has a  letter  of  credit  with  a bank  related  to the
Industrial Revenue Bonds for its Lenexa, Kansas facility which expires April 15,
2004.

          Although  there can be no  assurances,  we believe that existing cash, the cash expected to be generated from the operations of DCI, amounts  available under our line of credit,  and  amounts  available  from trade  credit,  will be sufficient to finance our currently  anticipated  working  capital needs and our capital expenditures.

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

Selected Quarterly Financial Data (Unaudited)

          The  following   table  sets  forth   selected   unaudited   financial
information  for the  Company  for the four  fiscal  quarters of the years ended
April 30, 2003 and 2002.  This  unaudited  information  has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company,  reflects all  adjustments  for a fair  presentation thereof.  The following table is qualified by reference to and should be read in conjunction with the consolidated  financial  statements,  related notes thereto and other financial data included elsewhere herein.

                                                          Three Months Ended
                                   July 31, 2002   October 31, 2002   January 31, 2003   April 30, 2003
                                   -------------   ----------------   ----------------   --------------
                                                             (In thousands)
Sales                                     $2,844             $2,776             $2,553           $3,118
Gross margin                                 871                986                723            1,041
Operating income (loss)                      128                256              (155)              166

Income (loss) from
    continuing operations
    before cumulative
    effect of accounting
    change                                    91                218             (192)               97
Cumulative effect of
    accounting change                    (1,618)                 --                --               --
Net income (loss)                       $(1,527)              $ 218            $(192)             $ 97
Net cash provided by (used
    in) operating activities of
    continuing operations                 $ (29)              $ 488             $ 454            $ 595

                                                          Three Months Ended
                                   July 31, 2001   October 31, 2001   January 31, 2002   April 30, 2002
                                   -------------   ----------------   ----------------   --------------
                                                            (In thousands)
Sales                                     $1,658             $2,003             $1,836           $2,390
Gross margin                                 536                296                272              596
Operating income (loss)                    (142)              (928)              (395)               64
Income (loss) from
    continuing operations                  (255)            (1,030)              (446)              204
Net income (loss)                         $(285)           $(1,613)             $   --            $  29
Net cash provided by (used
    in) operating activities of
    continuing operations                 $(543)             $(333)            $ (174)            $ 168

New Accounting Pronouncements

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
operations or cash flows.

          In  December  2002,  the FASB  issued  SFAS No.  148,  Accounting  for
Stock-Based  Compensation -- Transition and Disclosure.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of acounting for stock-based  compensation.  In addition,  this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and
frequent   disclosures  in  the  financial   statements  about  the  effects  of
stock-based  compensation.  The expanded annual disclosure  requirements and the transition  provisions are effective for the Company's fiscal year 2003. The new interim period  disclosures  were adopted by the Company  beginning in its third quarter of fiscal 2003.

Forward Looking Statements

          This annual report on Form 10-KSB contains forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended,  including,  but not limited to, our statements on strategy, operating forecasts, and our working capital  requirements  and  availability.  In addition,  from time to time,  the
Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such  forward-looking  statements may be included in, but are not limited to, various  filings made by the Company with the Securities and
Exchange  Commission,  press  releases  or oral  statements  made by or with the approval of an  authorized  executive  officer of the  Company.  Forward-looking statements  consist of any statement  other than a recitation of historical fact and can be identified by the use of  forward-looking  terminology such as "may,"
"expect,"  "anticipate,"  "estimate,"  or "continue" or the negative  thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any  forward-looking  statements as a result of a wide  variety of factors  and  conditions,  including,  but not limited  to,  the  factors  summarized  below  and the  factors  and  conditions described  in the  discussion  of "Results of  Operations"  and  "Liquidity  and
Capital  Resources"  as contained  in  Management's  Discussion  and Analysis of
Financial  Condition and Results of Operations of this annual report, as well as those  included in other  documents the Company files from time to time with the
Securities and Exchange Commission, including the Company's quarterly reports on
Form 10-QSB and current reports on Form 8-K. Holders of the Company's securities are  specifically  referred  to these  documents  with regard to the factors and conditions  that may affect  future  results.  The reader is cautioned  that the
Company  does  not  have  a  policy  of  updating  or  revising  forward-looking statements  and thus he or she should not assume that silence by  management  of the Company  over time means that actual  events are bearing out as estimated in such forward-looking statements.

Item 7.   FINANCIAL STATEMENTS
          --------------------

          The  information  required  for  Item  310(a)  of  Regulation  S-B and provided  on pages F-1  through  F-18 of this  filing on Form  10-KSB are hereby incorporated by reference herein.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

          We engaged Ernst & Young LLP to audit our financial statements for the fiscal year ended April 30, 2003. We have no disagreements  with our independent accountants through the date of this filing.

                                    Part III
                                    --------

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          ----------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

          Incorporated  by  reference  to our  Proxy  Statement  for our  Annual
Meeting of Stockholders to be filed with the Securities and Exchange  Commission within 120 days after the close of the year ended April 30, 2003.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

          Incorporated  by  reference  to our  Proxy  Statement  for our  Annual
Meeting of Stockholders to be filed with the Securities and Exchange  Commission within 120 days after the close of the year ended April 30, 2003.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          ------------------------------------------

          Incorporated  by  reference  to our  Proxy  Statement  for our  Annual
Meeting of Stockholders to be filed with the Securities and Exchange  Commission within 120 days after the close of the year ended April 30, 2003.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          Incorporated  by  reference  to our  Proxy  Statement  for our  Annual
Meeting of Stockholders to be filed with the Securities and Exchange  Commission within 120 days after the close of the year ended April 30, 2003.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

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
                    Securities and Exchange  Commission,  is incorporated herein by reference.

               (c)  Form of Stock  Option  Agreement  for  Restated  1991  Stock
                    Option Plan, attached as Exhibit 10(c) of the Company's Form
                    10-KSB filed July 29, 2002 with the  Securities and Exchange
                    Commission, is incorporated herein by reference.

               (d)  Form of  Non-Employee  Director  Stock Option  Agreement for
                    Restated 1991 Stock Option Plan attached as Exhibit 10(d) of the  Company's  Form  10-KSB  filed  July 29,  2002 with the
                    Securities and Exchange  Commission,  is incorporated herein by reference.

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
                    Securities and Exchange  Commission,  is incorporated herein by reference.

               (g)  Commercial  Loan  Agreement  dated July 18, 2002 between the
                    Company  and  Gold  Bank  attached  as  Exhibit  10.1 of the
                    Company's  Form 10-QSB,  filed  September  13, 2002 with the
                    Securities and Exchange  Commission,  is incorporated herein by reference.

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

               (o)  Letter  Agreement,  dated  September 27, 2001 by and between the Company and KCEP  Ventures II, L.P.  attached as Exhibit
                    10(o) of the Company's  Form 10-KSB filed July 29, 2002 with the  Securities  and Exchange  Commission,  is  incorporated herein by reference.

               (p)  Asset  Purchase  Agreement  between  DCI,  Inc.,  Crystaloid
                    Technologies,  Inc.,  Jackson  Products,  Inc.  and  Elecsys
                    Corporation.

21             SUBSIDIARIES OF THE COMPANY

23             Consent of Ernst & Young LLP

99.1           Certification of President and Chief Executive Officer
               (Principal Executive Officer)

99.2           Certification  of Vice  President  and  Chief  Financial  Officer
               (Principal Financial and Accounting Officer)

(b)  REPORTS ON FORM 8-K: The following  were reports filed on Form 8-K or 8-K/A during the last quarter of the fiscal year:

         Date of Filing                     Items 5 and 7
         --------------                     -------------

         February 26, 2003                  Form 8-K, announcing
                                            Elecsys Corporation's third
                                            quarter results for the period
                                            ended January 31, 2003.

Item 14.  CONTROLS AND PROCEDURES
          -----------------------

     (a)  Evaluation of disclosure controls and procedures.  The Company's Chief
Executive Officer and Chief Financial Officer,  based on their evaluation within
90 days prior to the date of this report of the  Company's  disclosure  controls and  procedures,  have  concluded  that the  Company's  disclosure  controls and procedures  are adequate and  effective in ensuring  that  material  information relating to the Company is required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934 is made known to them.

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

                                       ELECSYS CORPORATION

Date:  July 28, 2003                            /s/ Karl B. Gemperli
                                       -----------------------------------------
                                  By:  Karl B. Gemperli
                                       President and Chief Executive Officer
                                       Principal Executive Officer

          In accordance  with the Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the date indicated:

         /s/ Karl B. Gemperli                               Date:  July 28, 2003
--------------------------------------------
Karl B. Gemperli
President and Chief Executive Officer
Principal Executive Officer

         /s/ Todd A. Daniels                                Date:  July 28, 2003
--------------------------------------------
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

         /s/ Michael J. Meyer                               Date:  July 28, 2003
--------------------------------------------
Michael J. Meyer
Chairman of the Board of Directors

         /s/ Robert D. Taylor                               Date:  July 28, 2003
--------------------------------------------
Robert D. Taylor
Director

         /s/ David J. Schulte                               Date:  July 28, 2003
--------------------------------------------
David J. Schulte
Director

CERTIFICATIONS

  I, Karl B. Gemperli, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Elecsys Corporation;
2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3)   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4)   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c)   presented in this annual report our conclusions about the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6)   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 28, 2003                       /s/ Karl B. Gemperli
                                       -----------------------------------------
                                       Karl B. Gemperli
                                       President and Chief Executive Officer

CERTIFICATIONS

  I, Todd A. Daniels, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Elecsys Corporation;
2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3)   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4)   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c)   presented in this annual report our conclusions about the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6)   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 28, 2003                       /s/ Todd A. Daniels
                                       -----------------------------------------
                                       Todd A. Daniels
                                       Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

NUMBER         DESCRIPTION
------         -----------
3.1            ARTICLES OF INCORPORATION

               (a)  The amended  Articles of  Incorporation of the Company dated
                    September  14, 1994,  attached as Exhibit 3.1 pages 19-55 of
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
                    Securities and Exchange  Commission,  is incorporated herein by reference.

               (c)  Form of Stock  Option  Agreement  for  Restated  1991  Stock
                    Option Plan, attached as Exhibit 10(c) of the Company's Form
                    10-KSB filed July 29, 2002 with the  Securities and Exchange
                    Commission, is incorporated herein by reference.

               (d)  Form of  Non-Employee  Director  Stock Option  Agreement for
                    Restated 1991 Stock Option Plan attached as Exhibit 10(d) of the  Company's  Form  10-KSB  filed  July 29,  2002 with the
                    Securities and Exchange  Commission,  is incorporated herein by reference.

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
                    Securities and Exchange  Commission,  is incorporated herein by reference.

               (g)  Commercial  Loan  Agreement  dated July 18, 2002 between the
                    Company  and  Gold  Bank  attached  as  Exhibit  10.1 of the
                    Company's  Form 10-QSB,  filed  September  13, 2002 with the
                    Securities and Exchange  Commission,  is incorporated herein by reference.

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

               (o)  Letter  Agreement,  dated  September 27, 2001 by and between the Company and KCEP  Ventures II, L.P.  attached as Exhibit
                    10(o) of the Company's  Form 10-KSB filed July 29, 2002 with the  Securities  and Exchange  Commission,  is  incorporated herein by reference.

               (p)  Loan and Security Agreement,  dated December 31, 2002 by and between Elecsys Corporation, DCI, Inc. and Gold Bank.

21             SUBSIDIARIES OF THE COMPANY

23             Consent of Ernst & Young LLP

99.1           Certification of President and Chief Executive Officer
               (Principal Executive Officer)

99.2           Certification of Vice President and Chief Financial Officer
               (Principal Financial and Accounting Officer)

                           FINANCIAL STATEMENTS INDEX

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of April 30, 2003 and 2002 . . . . . . . . . .F-3

Consolidated Statements of Operations
    Years Ended April 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity
    Years Ended April 30, 2003 and 2002 . . . . . . . . . . . . . . .. . . . F-5

Consolidated Statements of Cash Flows
    Years Ended April 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-7

All  schedules  for  which  provision  is  made  in  the  applicable  accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Elecsys
Corporation  and  Subsidiaries  (the Company) as of April 30, 2003 and 2002, and
the related consolidated statements of operations, stockholders' equity and cash
flows  for  the  years  then  ended.   These   financial   statements   are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in
all  material   respects,   the  consolidated   financial  position  of  Elecsys
Corporation and  Subsidiaries  at April 30, 2003 and 2002, and the  consolidated results  of their  operations  and their  cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated  financial  statements,  in 2003, the
Company  changed its method of  accounting  for  goodwill  and other  intangible assets.

Kansas City, Missouri
June 20, 2003

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                             April 30, 2003     April 30, 2002
                                                             --------------     --------------
ASSETS
  Current assets:
     Cash and cash equivalents                               $        707       $          778
     Accounts receivable, less allowances of $131 in 2003
      and $43 in 2002                                               1,343                1,099
     Inventories                                                    1,960                1,786
     Prepaid expenses                                                 143                   63
                                                             -------------      --------------
  Total current assets                                              4,153                3,726

  Property and equipment, at cost:
     Land                                                             637                  637
     Building and improvements                                      1,093                1,063
     Equipment                                                      2,019                1,654
                                                             -------------      --------------
                                                                    3,749                3,354
     Accumulated depreciation and amortization                      (983)                (640)
                                                             -------------      --------------
                                                                    2,766                2,714

  Other assets, net                                                    68                   72
  Cost in excess of net assets acquired                                --                1,618
                                                             ------------       --------------
Total assets                                                 $      6,987       $        8,130
                                                             ============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                        $      1,099       $          974
     Accrued expenses                                                 541                  427
     Current portion of long-term debt                                 14                   --
                                                             ------------       --------------
  Total current liabilities                                         1,654                1,401

  Long-term debt, less current portion                              2,323                2,317

  Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                          --                   --
     Common stock, $.01 par value, 10,000,000 shares authorized;
      issued and outstanding -   2,791,331 and 2,786,081
      in 2003 and 2002, respectively                                   28                   28
     Additional paid-in capital                                     8,140                8,138
     Accumulated deficit                                          (5,158)              (3,754)
                                                             ------------       --------------
  Total stockholders' equity                                        3,010                4,412
                                                             ------------       --------------
Total liabilities and stockholders' equity                   $      6,987       $        8,130
                                                             ============       ==============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                               Years Ended April 30,
                                                             2003                2002
                                                             ----                ----
Sales                                                   $  11,291            $  7,887
Cost of products sold                                       7,670               6,187
                                                        ---------            --------
Gross margin                                                3,621               1,700

Selling, general and administrative expenses                2,845               3,101
Asset acquisition related expenses                            381                  --
                                                        ---------            --------
Total operating expense                                     3,226               3,101
                                                        ---------            --------

Operating income (loss)                                       395             (1,401)

Other income (expense):
  Interest expense                                          (187)               (334)
  Other income, net                                             6                 208
                                                        ---------            --------
Income (loss) from continuing operations
  before cumulative effect of accounting change               214             (1,527)

Gain on sale of discontinued operations                        --                 155
Loss from discontinued operations                              --               (497)
                                                        ---------            --------
Income (loss) before cumulative effect of
  accounting change                                           214             (1,869)
Cumulative effect of accounting change                    (1,618)                  --
                                                        ---------            --------
Net loss                                                $ (1,404)            $(1,869)
                                                        =========            ========

Income (loss) per share information:
  Basic:
   Continuing operations before cumulative effect of
     accounting change                                      $0.08             $(0.56)
   Discontinued operations                                     --              (0.12)
   Cumulative effect of accounting change                  (0.58)                  --
                                                        ---------            --------
 Loss per share                                           $(0.50)             $(0.68)
                                                        =========            ========
  Weighted average common shares outstanding - basic        2,791               2,751
                                                        =========            ========

  Diluted:
   Continuing operations before cumulative effect of
     accounting change                                      $0.08             $(0.56)
   Discontinued operations                                     --              (0.12)
   Cumulative effect of accounting change                  (0.57)                  --
                                                        ---------            --------
  Loss per share                                          $(0.49)             $(0.68)
                                                        =========            ========
  Weighted average common shares outstanding - diluted      2,823               2,751
                                                        =========            ========

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                  Receivable
                                                                from Officers
                                                  Additional     from Sale of                         Total
                                       Common      Paid-In          Common        Accumulated     Stockholders'
                                        Stock      Capital           Stock          Deficit           Equity
                                        -----      -------           -----          -------           ------
Balance at April 30, 2001             $    26     $   8,088         $    (19)     $   (1,885)     $       6,210
   Issuance of common stock through
     exercise of stock options              2            50                --              --                52
   Payment on notes receivable
     from officers                         --            --                19              --                19
   Net loss                                --            --                --         (1,869)           (1,869)
                                      -------     ---------         ---------     -----------     -------------
Balance at April 30, 2002                  28         8,138                --         (3,754)             4,412
   Issuance of common stock through
     exercise of stock options             --             2                --              --                 2
   Net loss                                --            --                --         (1,404)           (1,404)
                                      -------     ---------         ---------     -----------     -------------
Balance at April 30, 2003             $    28     $   8,140         $      --     $   (5,158)     $       3,010
                                      =======     =========         =========     ===========     =============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            Years ended April 30,
                                                                            2003             2002
                                                                            ----             ----
Operating Activities:
Net loss                                                             $   (1,404)      $   (1,869)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
   Loss from discontinued operations                                          --              497
   Gain on sale of discontinued operations                                    --            (155)
   Depreciation                                                              343              313
   Amortization                                                               30              114
   Provision for doubtful accounts                                            59              103
   Cumulative effect of accounting change                                  1,618               --
   Changes in operating assets and liabilities:
      Accounts receivable, net                                               493            (179)
      Inventories, net                                                       174            (130)
      Accounts payable                                                       125              412
      Accrued expenses                                                       114            (229)
      Other, net                                                            (44)              241
                                                                     -----------      -----------
Net cash provided by (used in) continuing operations                       1,508            (882)
Net cash used in discontinued operations                                      --            (469)
                                                                     -----------      -----------
Net cash provided by (used in) operating activities                        1,508          (1,351)

Investing Activities:
Proceeds from sale of discontinued operations                                 --            8,036
Purchases of property and equipment                                        (287)            (438)
Assets acquired from Crystaloid                                          (1,294)               --
                                                                     -----------      -----------
Net cash (used in) provided by investing activities                      (1,581)            7,598

Financing Activities:
Principal payments on long-term debt                                          --          (1,478)
Net repayments on note payable to bank                                        --          (5,241)
Payments on notes receivable from officers                                    --               19
Proceeds from exercise of stock options                                        2               52
Change in restricted cash                                                     --            1,153
                                                                     -----------      -----------
Net cash provided by (used in) financing activities                            2          (5,495)
                                                                     -----------      -----------
Net (decrease) increase in cash and cash equivalents                        (71)              752
Cash and cash equivalents at beginning of year                               778               26
                                                                     -----------      -----------
Cash and cash equivalents at end of year                             $       707      $       778
                                                                     ===========      ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest                               $       185      $       134
                                                                     ===========      ===========

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 April 30, 2003

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
          Elecsys   Corporation  (the  "Company"),   through  its  wholly  owned
subsidiary DCI, Inc. ("DCI"), is a leading designer, manufacturer and integrator of custom electronic  interface  solutions for original equipment  manufacturers
("OEMs") in the medical, aerospace,  industrial and consumer product industries.
These  interface  solutions  are used by human  operators  to view,  extract  or exchange information with electronic or electro-mechanical equipment.

         The Company sold its Navaids Business in September 2001, as described in Note 3.

Principles of Consolidation
          The  accompanying   consolidated   financial  statements  include  the
accounts of Elecsys Corporation (Elecsys) and its wholly owned subsidiary,  DCI.
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

Concentration of Credit Risk and Financial Instruments
          The  Company  grants  credit  to  customers  who  meet  the  Company's pre-established  credit  requirements.  Credit  losses are  provided  for in the
Company's  consolidated  financial  statements and historically have been within management's  expectations.  The Company had sales totaling $5.1 million, or 46%
of total sales to three  customers  in fiscal 2003 and $1.9  million,  or 25% of total sales to two customers in fiscal 2002.

          The carrying value of the Company's financial  instruments,  including cash and cash equivalents,  accounts receivable, accounts payable, notes payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Revenue Recognition
          The Company records revenue upon shipment of product to its customers.

Inventories
          Inventories  are  stated  at the  lower of cost  determined  using the first-in, first-out (FIFO) method or market. Inventories are summarized by major classification as follows (in thousands):

                                                             April 30,
                                                        2003           2002
                                                        ----           ----

             Raw materials                        $    1,586    $     1,403
             Work-in-process                             374            383
                                                  ----------    -----------
                                                  $    1,960    $     1,786
                                                  ==========    ===========

Property and Equipment
          Depreciation  is  computed  using the  straight-line  method  over the following estimated useful lives:

                   Description                                 Years
                   -----------                                 -----
                   Building and improvements                      30
                   Equipment                                     3-8

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

Cost in Excess of Net Assets Acquired
          The cost in excess of net assets  acquired  relates to the acquisition of DCI and  certain  net assets of KHC of Lenexa,  LLC  ("KHC") in fiscal  2000.
Effective  May 1, 2002,  the Company  adopted  SFAS No. 142,  Goodwill and Other
Intangible Assets,  which requires,  among other things, that goodwill no longer be  amortized  and  that it be  tested  annually  for  impairment.  Based  on an impairment  test  performed as of May 1, 2002, the Company  determined  that the amount of previously  recorded  goodwill  related to the  acquisition of DCI was impaired (see Note 4).

Advertising Costs
          The  Company  expenses  advertising  costs  as  incurred.  Advertising expense  charged to  operations  amounted to $75,000 and  $153,000 for the years ended April 30, 2003 and 2002, respectively.

Stock-Based Compensation
          At April 30, 2003, the Company had a stock-based employee compensation plan. The Company  accounts for the plan under the  recognition  and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, and the related interpretations. Under APB No. 25, no compensation  expense is recognized as all options granted under the plan had an exercise price equal to the market value of the  underlying  common stock on the date of grant.  The following  table  illustrates the effect on net loss and net loss per share if the Company had applied the fair value  recognition  provision of SFAS  No.  123,  Accounting  for  Stock-Based  Compensation,  to  stock-based employee compensation (in thousands, except per share data).

                                                          Years Ended April 30,
                                                          2003             2002
                                                          ----             ----
    Net loss, as reported                                $1,404          $1,869
    Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all options                               (63)            (34)
                                                         ------          ------
    Pro forma net loss                                   $1,467          $1,903
                                                         ======          ======

    Net loss per share:
             Basic - as reported                         $(0.50)         $(0.68)
             Basic - pro forma                           $(0.53)         $(0.69)

             Diluted - as reported                       $(0.49)         $(0.68)
             Diluted - pro forma                         $(0.52)         $(0.69)

The fair value of the above options was estimated at the date of grant using the
Black-Scholes option-pricing model with the following key assumptions:

                                                    2003            2002
                                                   ------          ------
        Expected years until exercise               5               5
        Risk-free interest rate                     4.25%           4.75%
        Expected stock volatility                  80.1%           68.4%
        Expected dividend yield                       0%              0%

New Accounting Pronouncements
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

          In  December  2002,  the FASB  issued  SFAS No.  148,  Accounting  for
Stock-Based  Compensation -- Transition and Disclosure.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of acounting for stock-based  compensation.  In addition,  this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and
frequent   disclosures  in  the  financial   statements  about  the  effects  of
stock-based  compensation.  The expanded annual disclosure  requirements and the transition  provisions are effective for the Company's fiscal year 2003. The new interim period  disclosures  were adopted by the Company  beginning in its third quarter of fiscal 2003.

2.        ASSETS ACQUIRED

          On  December  31,  2002,   DCI  completed  the  purchase  of  accounts
receivable,  inventory,  certain  property  and  equipment,  and  other  assets, including a customer list, from Crystaloid  Technologies,  Inc.  ("Crystaloid"), which had closed  its  production  facility  on  December  20,  2002.  The total consideration for the assets purchased of approximately  $1,294,000,  was funded by the  Company's  line of credit and  available  cash.  The purchase  price was allocated to the acquired  assets based on their  estimated  fair market  values consistent with the requirements of SFAS No. 141, Business  Combinations and No.
142, Goodwill and Other Intangible Assets.

          The Company  incurred  approximately  $381,000 of costs in  connection with acquiring the Crystaloid assets, consisting primarily of accounting, legal, travel and other  integration  and  start-up  expenses,  which  were  charged to operations as incurred during 2003.

3.        DISCONTINUED OPERATIONS

          In September  2001, the Company sold  substantially  all of the assets and operations and transferred  certain liabilities of its Navaids Business to a
European joint venture.  Proceeds received from the sale of the Navaids Business amounted to approximately  $8.0 million of which $5.6 million was used to retire a note  payable to the bank,  $362,000  was used to retire an  installment  note payable  to  the  bank,  and  $68,000  was  used  to  pay  accrued  interest  on subordinated debt. The operations of the Company's Navaids Business are included within discontinued operations.

          The operating  results of  discontinued  operations are as follows (in thousands):

                                                                    Year Ended
                                                                  April 30, 2002
                                                                  --------------
          Sales                                                       $ 4,551
                                                                      =======
          Loss from discontinued operations before income taxes       $ (497)
                                                                      =======
          Net loss                                                    $ (497)
                                                                      =======

          A portion of the  Company's  interest  expense has been  allocated  to discontinued operations in accordance with EITF 87-24, Allocation of Interest to
Discontinued  Operations.  The total  interest  expense  that was  allocated  to discontinued operations totaled $69,000 for the year ended April 30, 2002.

4.        GOODWILL

          Effective May 1, 2002, the Company adopted SFAS No. 142,  Goodwill and
Other  Intangible  Assets.  As required  by SFAS No. 142,  goodwill is no longer amortized into the statement of operations  over an estimated life but rather is tested at least annually for impairment based on specific  guidance  included in
SFAS No. 142. In  connection  with the  Company's  adoption of SFAS No. 142, the
Company  completed a valuation  of DCI.  The  valuation,  which was based on the
Company's market  capitalization as well as the discounted projected cash flows, indicated  that  the  fair  value  of DCI was  less  than  its  carrying  value.
Accordingly,  the Company recorded a goodwill impairment charge of $1,618,000 in the financial statements as the cumulative effect of adopting SFAS No. 142.

          Results from  continuing  operations for the year ended April 30, 2002 include  goodwill  amortization  expense of  $114,000.  Had SFAS No. 142 been in effect  during  2002,  the Company  would have  reported a loss from  continuing operations  of  $1,413,000.  Net loss and net loss per share for the year  ended
April 30, 2002 has been adjusted to exclude the goodwill amortization expense as follows (in thousands, except per share data):

                                                                 Year Ended
                                                               April 30, 2002
                                                               --------------
          Reported loss from continuing operations                  $ (1,527)
          Goodwill amortization                                           114
                                                               --------------
          Adjusted loss from continuing operations                    (1,413)
          Gain on sale of discontinued operations                         155
          Loss from discontinued operations                             (497)
                                                               --------------
          Adjusted net loss                                         $ (1,755)
                                                               ==============

          Basic and diluted income (loss) per share:
          Loss from continuing operations                           $  (0.56)
          Goodwill amortization                                          0.04
                                                               --------------
          Adjusted loss from continuing operations                     (0.52)
          Gain on sale of discontinued operations                        0.06
          Loss from discontinued operations                            (0.18)
                                                               --------------
          Adjusted basic and diluted loss per share                  $ (0.64)
                                                               ==============

5.        RESTRUCTURING CHARGE

          During 2002, the Company charged approximately  $375,000 to operations related to a management  reorganization.  This restructuring charge was included in selling,  general and administrative  expenses in the accompanying statements of operations and consisted of severance  costs,  benefits and related  expenses associated with the  elimination of two executives.  At April 30, 2003, all such costs had been paid.

6.        LINE OF CREDIT

          On July 18, 2002, the Company entered into a $1,000,000 line of credit facility,  secured by accounts receivable and inventory,  which is available for working capital. The line of credit accrues interest at a variable rate, revised daily,  equal to the New York Prime Rate as published in the Wall Street Journal plus 1.5% (5.75% at April 30, 2003) and  contains  certain  financial  covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.
On March 13, 2003,  the credit  facility was  increased  to  $2,000,000  and its expiration  date was  extended  to  December  31,  2003.  There  were no amounts borrowed under the credit facility as of April 30, 2003.

7.        DCI SETTLEMENT AGREEMENT

          During  January  2002,  the Company  settled a dispute with the former stockholders of DCI resulting from the Company's acquisition of DCI. Pursuant to the terms of the  settlement,  (i) the Company  paid  previously  due but unpaid principal  and  interest  on the notes  payable  to the former  stockholders  of approximately  $328,000,  (ii) the Company distributed inventory,  fixed assets, and  intellectual  property  primarily  associated with the DCI instrument panel meter  product line in exchange  for a reduction in the notes  payable to former stockholders of approximately  $398,000,  (iii) the former stockholders  forgave approximately  $248,000 of principal  and interest  owed on the notes payable to former stockholders, which was recorded as a reduction of costs in excess of net assets acquired,  (iv) the Company issued two long term,  subordinated  notes in exchange  for the  remaining  principal  balance of the notes  payable to former stockholders (see Note 8).

8.        LONG-TERM DEBT

          Long-term debt as of April 30, 2003 and 2002 consists of the following
(in thousands):

                                                              April 30, 2003  April 30, 2002
                                                              --------------  --------------

Industrial revenue bond,  variable interest rate (1.5% as of
April 30, 2003),  due in annual  principal  payments ranging from  $100,000 to $200,000  beginning  October  2005 through maturity in October 2017,  secured by property and equipment and an  irrevocable  letter  of  credit in favor of the bond
Trustee up to a maximum  amount of $1,588,000  through April
15, 2004. In connection  with  the  acquisition  of DCI, the
face   amount  of  this  IRB  was  discounted  approximately
$178,000.  The  discount  totaled  $149,000  and $158,000 as
of April 30, 2003 and 2002, respectively.                            $ 1,421         $ 1,412

In January 2002, in connection with the settlement agreement discussed  in Note  7,  the  Company  issued  a  convertible long-term  subordinated  note  payable  to  the  former  DCI stockholders,  convertible  into shares of common stock at a conversion  price of $1.93 per common  share,  with interest payable  quarterly  at 10%.  The note matures on February 7,
2005 and is  subordinated  to all  other  borrowings  of the
Company.                                                                 405             405

In January 2002, in connection with the settlement agreement
discussed  in  Note  7,  the  Company   issued  a  long-term
subordinated  note  payable to the  former DCI  stockholders that bears interest at 5% payable  quarterly.  The principal is payable in equal monthly installments beginning September
30, 2003 and ending February 28, 2005.                                    32              32

During  2002,   the  Company   restructured   a  convertible
subordinated  debenture  in the amount of  $500,000,  with a conversion  price of $1.93 per common  share,  and a warrant granting the holder the right to purchase  45,635  shares of the Company's  stock for $88,076  ($1.93 per common  share).
The subordinated  debt is convertible into 259,067 shares of common stock at the option of the subordinated  debt holder.
The  common  stock  purchase  warrant  was valued at $50,000 using the Black-Scholes  option pricing model.  Accordingly, the  subordinated  debenture has been  discounted by $50,000 which  resulted in an  effective  interest  rate of 13%. The debenture  has a  stated  interest  rate  of 10%  and is due
February 7, 2005. Interest is paid on a quarterly basis.                 479             468
                                                                   ---------        --------

Total long-term debt                                                   2,337           2,317

Less current portion                                                      14              --
                                                                   ---------        --------

                                                                   $   2,323        $  2,317
                                                                   =========        ========

          The  aggregate  amount of principal to be paid on the  long-term  debt during each of the next five years ending April 30 is as follows (in thousands):

                    Year                        Amount
                    ----                        ------
                    2004                         $ 14
                    2005                          923
                    2006                          100
                    2007                          200
                    2008                          170

          As of April 30, 2003, the Company is not subjective to any restrictive covenants with its long-term debt.

9.        OPERATING LEASES

          In November 2002, the Company entered into a lease for a facility that was to be used for storage and limited manufacturing.  The lease is a renewable, non-cancelable operating lease that expires December 31, 2003.
          Rent expense under all operating leases was approximately  $31,000 and
$44,000 for the years ended April 30, 2003 and 2002, respectively.  Total future minimum lease payments due under the operating lease amount to $47,000 in 2004.

10.       NET LOSS PER SHARE

          The following  table  presents the  calculation  of basic and dilutive loss per share (in thousands):

                                                                Years Ended April 30,
                                                                2003             2002
                                                                ----             ----
    Numerator:
    Income (loss) from continuing operations before
      cumulative effect of accounting change                    $  214        $(1,527)
          Gain on sale of discontinued operations                   --             155
          Discontinued operations                                   --           (497)
          Cumulative effect of accounting change               (1,618)              --
                                                            ----------    ------------
    Net loss                                                  $(1,404)        $(1,869)
                                                            ==========    ============

    Denominator:
    Weighted average common shares outstanding - basic           2,791           2,751
    Effect of dilutive options outstanding                          32              --
                                                            ----------    ------------
    Weighted average common shares outstanding - dilutive        2,823           2,751
                                                            ==========    ============

          Options to  purchase  147,750  shares of common  stock as of April 30,
2003 were  antidilutive  and therefore  were not included in the  computation of diluted earnings per share.

11.       STOCK OPTIONS AND WARRANTS

          The Company has reserved  675,000  shares of common stock for issuance to employees and consultants of the Company pursuant to the Company's 1991 stock option plan (the  "Plan").  According to the terms of the Plan,  both  incentive stock options and  non-qualified  stock options to purchase  common stock of the
Company may be granted to key employees of and  consultants  to the Company,  at the  discretion  of the Board of Directors.  Incentive  stock options may not be granted  at  prices  which are less  than the fair  market  value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the  Board  of  Directors  of  the  Company.  Generally,  these  options  become exercisable  and vest over one to five years and  expire  within 10 years of the date of grant.  At April 30,  2003 and 2002,  options to  purchase  128,090  and
71,000  shares,  respectively,  were vested and  exercisable.  Information  with respect to options granted under the Plan is as follows:

                                                Shares             Price
         -----------------------------------------------------------------------
         Outstanding at April 30, 2001          326,750        $0.34 - $6.00
            Granted                             147,750             0.81
            Exercised                         (150,500)             0.34
            Canceled                           (82,250)         2.00 - 6.00
                                               --------
         Outstanding at April 30, 2002          241,750         0.34 - 6.00
            Granted                              76,000         1.25 - 1.30
            Exercised                           (5,250)             0.34
            Canceled                           (13,250)         0.81 - 6.00
                                               --------
         Outstanding at April 30, 2003          299,250        $0.81 - $3.25
                                               ========

          The  following  table  summarizes   information  about  stock  options
outstanding at April 30, 2003:

                                      F-14

-----------------------------------------------------------------------------    -----------------------------------
       Options Outstanding                                                                 Options Exercisable
------------------ ----------------------------------------------------------    -----------------------------------
                                          Weighted Average
                           Number            Remaining                                 Number       Weighted Average
 Range of Exercise     Outstanding at     Contractual Life   Weighted Average      Exercisable at    Exercise Price
       Prices          April 30, 2003                         Exercise Price       April 30, 2003
-----------------------------------------------------------------------------   ------------------------------------
$0.81                       147,250         9 years                $0.81               62,423             $0.81
$1.25 - $1.50                91,000         9.30 years             $1.29               25,000             $1.35
$2.13 - $3.25                61,000         6.52 years             $2.41               40,667             $2.49
                           --------                                                   -------
$0.81 - $3.25               299,250         8.58 years             $1.28              128,090             $1.45
                           ========                                                   =======

          The per share  weighted average  fair value of stock  options  granted during 2003 and 2002 was $0.83 and $0.63, respectively.

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

12.       INCOME TAXES

          Deferred  income  taxes  reflect  the net  tax  effects  of  temporary differences between the carrying amounts of assets and liabilities for financial reporting  purposes  and the amounts used for income tax  purposes.  Significant components of the  Company's  deferred tax assets and  liabilities  at April 30,
2003 and 2002 are as follows (in thousands):

                                                                  2003              2002
                                                                  ----              ----
Deferred tax assets:
   Current:
      Net operating loss carry forward                       $   1,198         $   1,372
      Alternative minimum tax and research and development
         credit carry forward                                      244               244
      Accrued expenses                                             111                36
      Inventories                                                   62                46
                                                             ---------         ---------
                                                                 1,615             1,698
Non-current:
      Basis differences in acquired assets                          32                32
      Asset impairment and amortization of intangibles              --                --
                                                             ---------         ---------
Total deferred tax assets                                        1,647             1,730

Deferred tax liabilities:
   Non-current:

      Basis differences in acquired assets                       (253)             (252)
                                                             ---------         ---------
Total deferred tax liabilities                                   (253)             (252)
                                                             ---------         ---------
Net deferred tax asset                                           1,394             1,478
Valuation allowance                                              1,394             1,478
                                                             ---------         ---------
                                                             $     ---         $     ---
                                                             =========         =========

          There was no income tax  expense or benefit  for the years ended April
30, 2003 and 2002.

          The income tax expense  (benefit) differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                                  2003              2002
                                                                  ----              ----
Benefit at statutory rate                                    $   (491)         $   (519)
State income tax, net of federal income tax effect                (56)              (77)
Non-deductible goodwill impairment charge                          633                --
Valuation allowance                                               (84)               715
Other                                                              (2)             (119)
                                                             ---------         ---------
                                                             $      --         $      --
                                                             =========         =========

          The  valuation  allowance is primarily  due to the  generation  of net operating loss carryforwards for which no tax benefit has been recognized due to the uncertainty of utilization. At April 30, 2003, the Company has available net operating loss  carryforwards of approximately  $3.5 million which will begin to expire in fiscal year 2020.

13.       EMPLOYEE BENEFIT PLAN

          The   Company's   Elecsys   Corporation   401(k)  Plan  is  a  defined
contribution  employee  benefit  plan that covers  substantially  all  full-time employees  who  have  attained  age 21 and  completed  six  months  of  service.
Qualified employees are entitled to make voluntary  contributions to the plan of up to 15% of their annual compensation  subject to Internal Revenue Code maximum limitations. The Company contributes 50% of each employee's contribution up to a maximum of 6% of the employee's  annual  compensation.  Participants in the plan may direct 50% of the Company's  contribution into mutual funds and money market funds,  with the  remaining 50% of the Company  contribution  invested in common
stock  of  the  Company.   Additionally,  the  Company  may  make  discretionary
contributions to the plan. For the years ended April 30, 2003 and 2002,  Company contributions  to the  plan  amounted  to  approximately  $54,000  and  $31,000, respectively.

14.      RELATED PARTY TRANSACTION

          The Company has a management  advisory  agreement with Merit Capital &
Management, Inc. ("Merit Capital"),  pursuant to which the Company agrees to pay a fee on a monthly  basis,  in addition to  benefits,  for  management  advisory services  and for Mr.  Michael  Meyer's  services  as  Chairman  of the Board of
Directors.  Merit  Capital's  president and sole  shareholder is Mr. Meyer,  the
Company's  Chairman of the Board of  Directors.  The Company paid Merit  Capital
$78,000 and  $75,000 for the years ended April 30, 2003 and 2002,  respectively.
At April 30, 2003,  the Company owed $22,000 to Merit  Capital for a bonus which is included in accounts payable.

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In  connection  with the  Annual  Report of Elecsys  Corporation  (the
"Company")  on Form 10-KSB for the annual  period ended April 30, 2003, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), the undersigned,  in the capacities and as of the date indicated  below,  hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that; (1) The Report fully complies with the requirements  of Section  13(a) or 15(d) of the  Securities  and Exchange Act of
1934; and (2) The information contained in the Report fairly represents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

                                          /s/ Karl B. Gemperli
                                       -----------------------------------------
                                       Karl B. Gemperli
                                       President and Chief Executive
                                       Officer (Principal Executive Officer)

July 28, 2003

[A signed  original of this written  statement  required by Section 906 has been provided to and will be retained by Elecsys  Corporation  and  furnished  to the
Securities and Exchange Commission or its staff upon request.]

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In  connection  with the  Annual  Report of Elecsys  Corporation  (the
"Company")  on Form 10-KSB for the annual  period ended April 30, 2003, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), the undersigned,  in the capacities and as of the date indicated  below,  hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that; (1) The Report fully complies with the requirements  of Section  13(a) or 15(d) of the  Securities  and Exchange Act of
1934; and (2) The information contained in the Report fairly represents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

                                          /s/ Todd A. Daniels
                                       -----------------------------------------
                                       Todd A. Daniels
                                       Vice President and Chief Financial
                                       Officer (Principal Financial Officer)

July 28, 2003

[A signed  original of this written  statement  required by Section 906 has been provided to and will be retained by Elecsys  Corporation  and  furnished  to the
Securities and Exchange Commission or its staff upon request.]

