Form 10QSB
period 2003-07-31
ELECSYS CORP
filed 2003-09-11
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the period ended July 31, 2003.

( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Common stock, $0.01 par value - 2,791,331 shares outstanding as of September 5,
2003.

Transitional Small Business Disclosure format (check one):

                    Yes     (   )             No       (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           Quarter Ended July 31, 2003

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months ended July 31, 2003 and 2002 (Unaudited)                   3

Condensed Consolidated Balance Sheets -
     July 31, 2003 (Unaudited) and April 30, 2003                            4

Condensed Consolidated Statements of Cash Flows -
     Three months ended July 31, 2003 and 2002 (Unaudited)                   5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

ITEM 3.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   15

ITEM 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                    July 31, 2003      July 31, 2002
                                                    -------------      -------------
  Sales                                              $     2,619       $       2,844
  Cost of products sold                                    1,924               1,973
                                                     -----------       -------------
  Gross margin                                               695                 871
  Selling, general and administrative expenses               787                 743
                                                     -----------       -------------

  Operating income (loss)                                    (92)                128

  Other income (expense):
    Interest expense                                         (58)               (38)
    Other income, net                                          1                   1
                                                     -----------       -------------
  Income (loss) from operations before cumulative
    effect of accounting change                            (149)                  91
  Cumulative effect of accounting change                      --             (1,618)
  Income tax benefit                                          36                  --
                                                     -----------       -------------

  Net loss                                           $     (113)       $     (1,527)
                                                     ===========       =============

  Income (loss) per share information:
    Basic and diluted
           Income (loss) per share before
             cumulative effect of accounting change      ($0.04)               $0.03
           Cumulative effect of accounting change             --              (0.58)
                                                     -----------       -------------
           Net loss per share                            ($0.04)             ($0.55)
                                                     ===========       =============

  Weighted average common shares outstanding:
  Basic and diluted                                        2,791               2,788
                                                     ===========       =============

  See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                   July 31, 2003     April 30, 2003
                                                                   -------------     --------------
                                                                    (Unaudited)
ASSETS
 Current assets:
    Cash and cash equivalents                                      $         306     $          707
    Accounts receivable, less allowances of $127
      and $131, respectively                                               1,208              1,343
    Inventories                                                            1,759              1,960
    Prepaid expenses                                                         198                143
                                                                   -------------     --------------
 Total current assets                                                      3,471              4,153

 Property and equipment, at cost:
    Land                                                                     637                637
    Building and improvements                                              1,093              1,093
    Equipment                                                              2,016              2,019
                                                                   -------------     --------------
                                                                           3,746              3,749
    Accumulated depreciation                                             (1,044)              (983)
                                                                   -------------     --------------
                                                                           2,702              2,766

 Other assets, net                                                            63                 68
                                                                   -------------     --------------
Total assets                                                       $       6,236     $        6,987
                                                                   =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                               $         676     $        1,099
    Accrued expenses                                                         322                541
    Current portion of long-term debt                                         20                 14
                                                                   -------------     --------------
 Total current liabilities                                                 1,018              1,654

 Long-term debt, less current portion                                      2,321              2,323

 Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; none issued and outstanding                                --                 --
    Common stock, $.01 par value, 10,000,000 shares authorized;
       issued and outstanding -   2,791,331 at July 31, 2003
       and April 30, 2003                                                     28                 28
    Additional paid-in capital                                             8,140              8,140
    Accumulated deficit                                                  (5,271)            (5,158)
                                                                   -------------     --------------
 Total stockholders' equity                                                2,897              3,010
                                                                   -------------     --------------
Total liabilities and stockholders' equity                         $       6,236     $        6,987
                                                                   =============     ==============

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                         Three Months ended July 31,
                                                               2003            2002
                                                               ----            ----
Operating Activities:
Net loss                                               $      (113)     $   (1,527)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                  73              91
   Amortization                                                   7               3
   Provision for doubtful accounts                               13              13
   Loss on disposal of assets                                     1              --
   Cumulative effect of accounting change                        --           1,618
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  122           (232)
      Inventories, net                                          201              39
      Accounts payable                                        (423)           (199)
      Accrued expenses                                        (219)             164
      Other, net                                               (53)              --
                                                       ------------     -----------
Net cash used in operating activities                         (391)            (29)

Investing Activities:
Purchases of property and equipment                            (10)            (54)
                                                       ------------     -----------
Net cash used in investing activities                          (10)            (54)

Financing Activities:
Proceeds from exercise of stock options                          --               2
                                                       ------------     -----------
Net cash provided by financing activities                        --               2
                                                       ------------     -----------
Net decrease in cash and cash equivalents                     (401)            (81)
Cash and cash equivalents at beginning of period                707             778
                                                       ------------     -----------
Cash and cash equivalents at end of period             $        306     $       697
                                                       ============     ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest               $         28     $        29
                                                       ============     ===========

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 31, 2003
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

Nature of Operations
     Elecsys Corporation (the "Company"), through its wholly owned subsidiary
DCI, Inc. ("DCI"), is a leading designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, industrial, and consumer product industries. These interface solutions are used by human operators to view, extract, or exchange information with electronic or electro-mechanical equipment.

Comprehensive Income
     The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements
     In December 2002, the Financial Accounting Standards Board ("FASB"), issued
Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for
Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The expanded annual disclosure requirements and the transition provisions were effective for the Company's fiscal year 2003. The new interim period disclosures were adopted by the Company beginning in its third quarter of fiscal 2003 and are presented under the caption "Stock-Based
Compensation."

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46),
Consolidation of Variable Interest Entities. FIN 46 clarifies the application of
Accounting Research Bulletin No. 51, "Consolidated Financial Statements." It
establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. The requirements of the interpretation are effective for the Company beginning with the second quarter ended October 31, 2003. The Company does not believe that the adoption of this interpretation will have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with

characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the second quarter ended October 31,
2003. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

Revenue Recognition
     The Company records revenue upon shipment of product to its customers.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary,
DCI, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.

     The balance sheet at April 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes included in the Elecsys Corporation and Subsidiaries' annual report on
Form 10-KSB for the year ended April 30, 2003.

3.   ASSETS ACQUIRED

     On December 31, 2002, DCI completed the purchase of accounts receivable, inventory, certain property and equipment, and other assets, including a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. The total consideration for the assets purchased of approximately $1,294,000, was funded by the Company's line of credit and available cash. The purchase price was allocated to the acquired assets based on their fair market value consistent with the requirements of SFAS No. 141, Business Combinations and No. 142, Goodwill and
Other Intangible Assets.

4.   STOCK-BASED COMPENSATION

     At July 31, 2003, the Company had a stock-based employee compensation plan.
The Company accounts for the plan under the recognition and measurement principles of Accounting

Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to
Employees, and the related interpretations. Under APB No. 25, no compensation expense is recognized as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no compensation expense recognized during the three-month periods ended July 31, 2003 and 2002. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation,
to stock-based employee compensation (in thousands, except per share data).

                                                        Three Months Ended
                                                   July 31, 2003   July 31, 2002
                                                   -------------   -------------

Net loss, as reported                               $      (113)    $    (1,527)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all options                                             15              11
                                                   -------------   -------------
Pro forma net loss                                  $      (128)    $    (1,538)
                                                   =============   =============

Net loss per share:
    Basic and diluted - as reported                 $     (0.04)    $     (0.55)
    Basic and diluted - pro forma                   $     (0.05)    $     (0.55)

5.   NET LOSS PER SHARE

     The following table presents the calculation of basic and diluted loss per share (in thousands):

                                                        Three Months Ended
                                                   July 31, 2003   July 31, 2002
                                                   -------------   -------------
Numerator:
Income (loss) from operations before cumulative
    effect of accounting change                     $      (149)    $         91
  Cumulative effect of accounting change                      --         (1,618)
  Income tax benefit                                          36              --
                                                   -------------   -------------
Net loss                                            $      (113)    $    (1,527)
                                                   =============   =============

Denominator:
Weighted average common shares outstanding
  basic and diluted                                        2,791           2,788
                                                   =============   =============

     Options to purchase 299,250 and 223,750 shares of common stock for the three-month period ending July 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share because they were anti-dilutive.

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

7.   LINE OF CREDIT

     The Company has available a $2,000,000 line of credit facility, secured by accounts receivable and inventory, which is available for working capital and expires on December 31, 2003. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall
Street Journal plus 1.5% (5.25% at July 31, 2003) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. There were no borrowings outstanding on this credit facility as of
July 31, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations.

Overview

     Elecsys Corporation ("Elecsys," the "Company," or "We"), through its wholly owned subsidiary, DCI, Inc. ("DCI") is a leading designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, industrial, and consumer product industries. These interface solutions are used by human operators to view, extract, or exchange information with electronic or electro-mechanical equipment. Through our unique capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays, light emitting diode displays, and keypads with circuit boards and other electronic components, the Company becomes an extension of the OEMs' organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. We offer a single source solution for our customers'
custom electronic interface requirements at a lower overall total cost. Our sales are made primarily to customers within the United States, but also include
Canada and a few other international markets.

     In August 2003, DCI invested $100,000 to become a 19% member of Network

Technologies Group, LLC, a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. of St. Louis, Missouri. DCI joined several other key suppliers, key distributors, and independent investors in capitalizing this business. Network Technologies Group, LLC supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its primary market in the oil and gas pipeline industry. DCI expects to function as the electronic manufacturing source for this business.

     On December 31, 2002, DCI completed the purchase of accounts receivable, inventory, certain property and equipment, and other assets, including a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. Crystaloid was a pioneer in the development of LCD technology, a major supplier to the avionics industry, and a significant competitor of ours in the LCD business. The consideration for the assets purchased totaled approximately $1,294,000, which was funded by the
Company's line of credit and available cash.

Results of Operations

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                      Three Months Ended
                                   -------------------------------------------------------
                                          July 31, 2003                July 31, 2002
                                          -------------                -------------
   Sales                               $2,619        100.0%         $2,844        100.0%

   Cost of products sold                1,924         73.5%          1,973         69.4%
                                   ------------ -------------   ------------ -------------
   Gross margin                           695         26.5%            871         30.6%

   Selling, general and

     administrative expenses              787         30.0%            743         26.1%
                                   ------------ -------------   ------------ -------------
   Operating income (loss)               (92)        (3.5%)            128          4.5%

   Interest expense                      (58)        (2.2%)           (38)        (1.3%)

   Other income, net                        1          0.0%              1          0.0%
                                   ------------ -------------   ------------ -------------
   Income (loss) from operations

     before cumulative effect of

     accounting change                  (149)        (4.3%)             91          3.2%

   Cumulative effect of

     accounting change                     --            --        (1,618)       (56.9%)

   Income tax benefit                      36          1.4%             --            --
                                   ------------ -------------   ------------ -------------
   Net loss                            $(113)        (4.3%)       $(1,527)       (53.7%)

   Net loss per share - basic and
   diluted                            $(0.04)                      $(0.55)
                                   ============                 ============

     Sales for the three months ended July 31, 2003 were approximately
$2,619,000, a decrease of $225,000 or 7.9% from $2,844,000 for the first quarter of fiscal 2003. The decrease was a result of a slowdown in orders from existing electronics assembly customers and the challenging economic climate. We continue to expect lower sales for the next quarter as compared to fiscal year 2003.
However, we are aggressively pursuing new customer opportunities that include providing electronic manufacturing services to the former Crystaloid customers and we believe that our expanded direct and indirect sales force will be able to capitalize on opportunities nationwide which we expect will result in increased sales volumes in the second half of fiscal 2004.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency, among other things. Gross margin for the three-month period ended
July 31, 2003, was 26.5%, or $695,000, compared to 30.6%, or $871,000, for the three-month period ended July 31, 2002. The gross margin for the current period reflected a change in product mix as well as the effect of lower production efficiencies due to decreased sales volume in the first half of the period and fewer strategic pricing opportunities as compared to the same period a year ago.
We expect that gross margins will rise slightly over the next few quarters as the result of product mix and an increase in sales volumes.

     Selling, general and administrative ("SG&A") expenses increased to 30.0% of sales for the three-month period ended July 31, 2003 from 26.1% of sales for the three-month period ended July 31, 2002. SG&A expenses increased $44,000, or 5.9%
to $787,000 in the three-month period ended July 31, 2003 compared to $743,000 in the three-month period ended July 31, 2002. The increase was mainly due to increased costs associated with an increase in SG&A personnel as a result of the
Crystaloid transaction. We believe that SG&A expenses will continue at or near their current levels as we continue our efforts to minimize corporate expenditures and manage operating costs.

     Interest expense was $58,000 and $38,000 for the three-month periods ended
July 31, 2003 and 2002, respectively. This increase of $20,000 or 52.6% was due to interest expense on borrowings on the line of credit during the three-month period ended July 31, 2003. These borrowings were not in place for the corresponding period of the prior year.

     Effective May 1, 2002, we adopted SFAS No. 142 which required, among other things, the discontinuance of amortization of goodwill and the evaluation of goodwill for potential impairment. As a result of the tests required under SFAS
No. 142, we incurred an impairment loss of the entire recorded goodwill that was the result of the acquisition of DCI in February 2000. We hired a third party independent firm to conduct the valuation analysis. The independent firm provided a valuation opinion based on historical quoted market prices of our common stock, comparison of market value of comparable businesses, and a market value calculated from discounted future cash flows. The effect of the impairment loss was approximately $1,618,000 which is shown as a cumulative effect of an accounting change for the three month period ended July 31, 2002.

     The $36,000 income tax benefit for the three-month period ended July 31,
2003 was due to the filing of amended tax returns claiming refunds of income taxes paid in prior years as a result of carry backs of net operating losses. No other income tax provision or benefit was recorded for the three-month periods ended July 31, 2003 or 2002 due primarily to net operating loss carry forwards available which have been fully reserved due to the continued uncertainty of their utilization.

     As a result of the above, net loss was $113,000 for the three-month period ended July 31, 2003 as compared to a net loss of $1,527,000 reported for the three-month period ended July 31, 2002.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $401,000 to $306,000 as of July 31,
2003 compared to $707,000 at April 30, 2003. This decrease was mainly attributable to the cash used by operating activities during the three-month period ended July 31, 2003.

     We used cash in operating activities of $391,000 and $29,000 for the three months ended July 31, 2003 and 2002, respectively. The increase in cash used in operating activities was primarily due the net loss for the period as well as a decrease in accounts payable of $423,000 and a decrease in accrued expenses of
$219,000. This was partially offset by a decrease in accounts receivable of
$122,000 as a result of continuing efforts to more efficiently collect outstanding balances and a decrease of $201,000 in inventory resulting from efficient inventory management. Cash used in operating activities for the three-month period ended July 31, 2002, was $29,000 which was the result of an increase in accounts receivable of $232,000 and a decrease in accounts payable of $199,000, partially offset by an increase in accrued expenses of $164,000.

     Net cash used in investing activities totaled $10,000 and $54,000 for the three-month periods ended July 31, 2003 and 2002 that was the result of equipment purchases in the respective periods.

     For the three-month period ended July 31, 2003, there were no financing activities that resulted in the provision or use of cash. Net cash provided by financing activities totaled $2,000 for the three-months ended July 31, 2002 that was the result of the exercise of stock options.

     The Company has a $2,000,000 revolving line of credit facility which is available for working capital. It is secured by accounts receivable and inventory and expires on December 31,

2003. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published by the Wall Street Journal plus
1.5% (5.25% at July 31, 2003) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.
As of July 31, 2003, there was no outstanding balance on the line of credit.

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

     Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short order cycles and rapid changes in demand, as well as other market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional inventory write-downs may be required.

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

ITEM 3. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. The Company's Chief
Executive Officer and Chief Financial Officer, based on their evaluation within
90 days prior to the date of this report of the Company's disclosure controls and procedures, have concluded that the Company's disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company is required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is made known to them.

     (b)  Changes in internal controls. There were no significant changes in the
Company's internal controls or in other factors that in management's estimates could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

               None.

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               31.1     Certification of Chief Executive Officer (Principal
               Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

               31.2     Certification of Chief Financial Officer (Principal
               Financial Officer and Principal Accounting Officer) Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1     Certification of Chief Executive Officer (Principal
               Executive Officer) Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

               32.2     Certification of Chief Financial Officer (Principal
               Financial Officer and Principal Accounting Officer) Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K:

               Date of Filing

               July 23, 2003    Form 8-K, announcing the appointment of Karl B.
                                Gemperli as President and Chief Executive
                                Officer of Elecsys Corporation, Items 5 and 7.

               July 28, 2003    Form 8K, announcing Elecsys Corporation's
                                financial results for the fourth quarter and
                                fiscal year ending April 30, 2003, Items 12 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECSYS CORPORATION

September 11, 2003                       /s/ Karl B. Gemperli
--------------------------             -----------------------------------
Date                                   Karl B. Gemperli
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

September 11, 2003                       /s/ Todd A. Daniels
--------------------------             -----------------------------------
Date                                   Todd A. Daniels
                                       Vice President and Chief Financial Officer
                                       (Principal Financial Officer and Principal
                                       Accounting Officer)

                                  EXHIBIT INDEX

Item           Description

31.1           Certification of Chief Executive Officer (Principal Executive
               Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002.

31.2           Certification of Chief Financial Officer (Principal Financial
               Officer and Principal Accounting Officer) Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer (Principal Executive
               Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002.

32.2           Certification of Chief Executive Officer (Principal Financial
               Officer and Principal Accounting Officer) Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002.

