Form 10QSB
period 2003-10-31
ELECSYS CORP
filed 2003-12-12
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the period ended October 31, 2003.

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

Common stock, $0.01 par value - 2,791,331 shares outstanding as of December 5,
2003.

Transitional Small Business Disclosure format (check one):

                     Yes     (   )             No       (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended October 31, 2003

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
   Three months and six months ended October 31, 2003 and 2002 (Unaudited)     3

Condensed Consolidated Balance Sheets -
   October 31, 2003 (Unaudited) and April 30, 2003                             4

Condensed Consolidated Statements of Cash Flows -
   Six months ended October 31, 2003 and 2002 (Unaudited)                      5

Notes to Condensed Consolidated Financial Statements (Unaudited)               6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

ITEM 3.  Controls and Procedures                                              17

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    19

ITEM 4.  Submission of Matters to a Vote of Stockholders                      19

ITEM 5.  Other Information                                                    19

ITEM 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                 October 31,                     October 31,
                                                          ---------------------------     ---------------------------
                                                              2003            2002            2003           2002
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $2,739         $2,776          $5,358          $5,620
   Cost of products sold                                        1,984          1,790           3,907           3,762
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                   755            986           1,451           1,858

   Selling, general and administrative expenses                   762            730           1,550           1,472
                                                          ------------    -----------     -----------    ------------

   Operating income (loss)                                        (7)            256            (99)             386

   Other income (expense):
     Interest expense                                            (64)           (40)           (123)            (78)
     Other income, net                                              2              2               3               3
                                                          ------------    -----------     -----------    ------------
    Income (loss) from operations before income taxes
     and cumulative effect of accounting change                  (69)            218           (219)             311
   Income tax benefit                                              --             --             36               --
                                                          ------------    -----------     -----------    ------------
   Income (loss) before cumulative effect of accounting change   (69)            218           (183)             311
   Cumulative effect of accounting change                          --             --              --         (1,618)
                                                          ------------    -----------     -----------    ------------

   Net income (loss)                                            $(69)           $218         $ (183)        $(1,307)
                                                          ============    ===========     ===========    ============

   Income (loss) per share information:
     Basic and diluted
       Income (loss) per share before
         cumulative effect of accounting change               $(0.02)          $0.08         $(0.07)           $0.11
       Cumulative effect of accounting change                      --             --              --          (0.58)
                                                          ------------    -----------     -----------    ------------
            Net income (loss) per share                       $(0.02)          $0.08         $(0.07)         $(0.47)
                                                          ============    ===========     ===========    ============

   Weighted average common shares outstanding:
   Basic and diluted                                            2,791          2,791           2,791           2,790

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                               October 31,           April 30,
                                                                                  2003                 2003
                                                                            -----------------    ----------------
                                                                               (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                        $ 451               $ 707
      Accounts receivable, less allowances of $151 and $131, respectively              1,255               1,343
      Inventories                                                                      1,897               1,960
      Prepaid expenses                                                                   125                 143
                                                                            -----------------    ----------------
   Total current assets                                                                3,728               4,153

   Property and equipment, at cost:
      Land                                                                               637                 637
      Building and improvements                                                        1,093               1,093
      Equipment                                                                        2,019               2,019
                                                                            -----------------    ----------------
                                                                                       3,749               3,749
      Accumulated depreciation                                                       (1,113)               (983)
                                                                            -----------------    ----------------
                                                                                       2,636               2,766

   Investment in NTG, LLC                                                                100                  --
   Other assets, net                                                                      57                  68
                                                                            -----------------    ----------------
Total assets                                                                          $6,521              $6,987
                                                                            =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                 $ 894              $1,099
      Accrued expenses                                                                   457                 541
      Current portion of long-term debt                                                   23                  14
                                                                            -----------------    ----------------
   Total current liabilities                                                           1,374               1,654

   Long-term debt, less current portion                                                2,320               2,323

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                          --                  --
      Common stock, $.01 par value, 10,000,000 shares authorized;
         issued and outstanding -   2,791,331 at October 31, 2003
         and April 30, 2003                                                               28                  28
      Additional paid-in capital                                                       8,140               8,140
      Accumulated deficit                                                            (5,341)             (5,158)
                                                                            -----------------    ----------------
   Total stockholders' equity                                                          2,827               3,010
                                                                            -----------------    ----------------
Total liabilities and stockholders' equity                                            $6,521              $6,987
                                                                            =================    ================

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                               Six Months Ending October 31,
                                                                                         2003             2002
                                                                               ---------------     ------------
Operating Activities:
Net loss                                                                               $(183)          $(1,307)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation                                                                           130               181
   Amortization                                                                            13                 9
   Provision for doubtful accounts                                                         27                28
   Loss on disposal of assets                                                               1                --
   Cumulative effect of accounting change                                                  --             1,618
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                             61             (124)
      Inventories, net                                                                     63               198
      Accounts payable                                                                  (205)             (275)
      Accrued expenses                                                                   (84)               107
      Other, net                                                                           23                24
                                                                               ---------------     ------------
Net cash (used in) provided by operating activities                                     (154)               459

Investing Activities:
Investment in NTG, LLC                                                                  (100)                --
Proceeds from disposal of property and equipment                                           11                --
Purchases of property and equipment                                                      (13)             (145)
                                                                               ---------------     ------------
Net cash used in investing activities                                                   (102)             (145)

Financing Activities:
Proceeds from exercise of stock options                                                    --                 2
                                                                               ---------------     ------------
Net cash provided by financing activities                                                  --                 2
                                                                               ---------------     ------------
Net (decrease) increase in cash and cash equivalents                                    (256)               316
Cash and cash equivalents at beginning of period                                          707               778
                                                                               ---------------     ------------
Cash and cash equivalents at end of period                                              $ 451            $1,094
                                                                               ===============     ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                                 $ 55              $ 58
                                                                               ===============     ============

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                October 31, 2003
                                   (Unaudited)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company"), through its wholly owned subsidiary DCI, Inc. ("DCI"), is a leading designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, and industrial product industries. The Company has unique capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays, light emitting diode displays, and keypads with circuit boards and other electronic components.

Comprehensive Income (Loss)
         The Company has no components of other comprehensive income (loss), therefore comprehensive income (loss) equals net income (loss).

Recent Accounting Pronouncements
         In December 2002, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting
for Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The expanded annual disclosure requirements and the transition provisions were effective for the Company's fiscal year 2003. The interim period disclosures were adopted by the Company beginning in its third quarter of fiscal 2003 and are presented under the caption "Stock-Based
Compensation."

     In  January  2003,  the  FASB  issued   Interpretation  No.  46  (FIN  46),
Consolidation of Variable Interest Entities. FIN 46 clarifies the application of
Accounting  Research Bulletin No. 51,  "Consolidated  Financial  Statements." It
establishes  standards  for  identifying  a  variable  interest  entity  and for determining  under what  circumstances  a  variable  interest  entity  should be
consolidated   with  its   primary   beneficiary.   The   requirements   of  the
interpretation  are effective for the Company  beginning  with the second fiscal quarter ended October 31, 2003. The adoption of this interpretation did not have a material impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the second fiscal quarter ended October 31, 2003. The Company's adoption of this statement did not have an impact on its consolidated financial statements.

Revenue Recognition
         The Company records revenue upon shipment of product to its customers.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, DCI, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the
United States for interim financial information and with the instructions to
Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending
April 30, 2004.

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

3.       INVESTMENT IN PARTNERSHIP

     In August 2003, DCI invested $100,000 (maximum exposure to loss) to become a 19% member of Network Technologies Group, LLC, a limited liability company formed by a group of technical and management professionals who purchased the
Network Technologies business from LaBarge, Inc. of St. Louis, Missouri. DCI joined several other key suppliers, key distributors, and independent investors in capitalizing this business. Network Technologies Group, LLC supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI expects to function as the electronic manufacturing source for this business. DCI's investment in NTG is accounted for under the cost method.

4.       ASSETS ACQUIRED

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

5.       STOCK-BASED COMPENSATION

     At October 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, and the related interpretations. Under APB No. 25, no compensation expense is recognized as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no compensation expense recognized during the three and six-month periods ended October 31, 2003 and 2002. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123,
Accounting for Stock-Based Compensation, to stock-based employee compensation
(in thousands, except per share data).

                                                         Three Months Ended                  Six Months Ended
                                                             October 31,                       October 31,
                                                   --------------------------------    -----------------------------
                                                            2003              2002            2003             2002
                                                   --------------     -------------    ------------     ------------
Net income (loss), as reported                             $(69)             $ 218          $(183)         $(1,307)
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all options                          15                11              30               22
                                                   --------------     -------------    ------------     ------------
Pro forma net income (loss)                                $(84)             $ 207          $(213)         $(1,329)
                                                   ==============     =============    ============     ============

Net income (loss) per share:
         Basic and diluted - as reported                 $(0.02)             $0.08         $(0.07)          $(0.47)
         Basic and diluted - pro forma                   $(0.03)             $0.07         $(0.08)          $(0.48)

6.       NET LOSS PER SHARE

         The following table presents the calculation of basic and diluted income (loss) per share (in thousands):
                                                              Three Months Ended                 Six Months Ended
                                                                 October 31,                        October 31,
                                                        -------------------------------     ----------------------------
                                                                 2003             2002             2003            2002
                                                        --------------    -------------     ------------    ------------
Numerator:
Income (loss) before cumulative
     effect of accounting change                        $        (69)     $        218      $     (183)     $       311

  Cumulative effect of accounting change                           --               --               --         (1,618)
                                                        --------------    -------------     ------------    ------------
Net income (loss)                                       $        (69)     $        218      $     (183)     $   (1,307)
                                                        ==============    =============     ============    ============

Denominator:
Weighted average common shares outstanding
     basic and diluted                                          2,791            2,791            2,791           2,790
                                                        ==============    =============     ============    ============

         Options to purchase 299,250 and 223,750 shares of common stock for the three-month and six-month periods ending October 31, 2003 and 2002, respectively, were not included in the computation of diluted net income (loss)
per share because they were anti-dilutive.

7.       GOODWILL

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
Accordingly, on May 1, 2002, the Company recorded a goodwill impairment charge of $1,618,000 in the financial statements as the cumulative effect of adopting
SFAS No. 142.

8.       LINE OF CREDIT

         The Company has available a $2,000,000 line of credit facility, secured by accounts receivable and inventory, which is available for working capital and expires on December 31, 2003. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published in the Wall
Street Journal plus 1.5% (5.5% in the aggregate at October 31, 2003) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. There were no borrowings outstanding on this credit facility as of October 31, 2003.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations.

Overview

         Elecsys Corporation ("Elecsys," the "Company," or "We"), through its wholly owned subsidiary, DCI, Inc. ("DCI") is a designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, and industrial product industries. The Company has unique capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays ("LCDs"), light emitting diode displays ("LEDs"), and keypads with circuit boards and other electronic components. The Company becomes an extension of the OEMs'
organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. Our sales are made primarily to customers within the United States, but also include Canada and several other international markets.

         In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. of St. Louis, Missouri. DCI joined several other key suppliers, key distributors, and independent investors in capitalizing this business. Network Technologies Group, LLC supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI expects to function as the electronic manufacturing source for this business.

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

         On October 27, 2003, the Company received a notice from the American
Stock Exchange (the "Amex" or "Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing standards. Such criteria include minimum levels of stockholders' equity and required net earnings in a minimum number of prior fiscal years. The Company had sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including its subsidiary that was sold in fiscal year 2002, and an impairment loss of goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No.
142, Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff on November 26, 2003 that set forth definitive actions that management expects will bring the Company into

compliance with the continued listing standards. The Company believes that the
Exchange Staff will accept the plan as it shows the Company coming into compliance with continued listing standards. The Exchange Staff will notify the
Company of its acceptance or rejection of the plan before January 10, 2004.

Results of Operations

Three Months Ended October 31, 2003 Compared With Three Months Ended October 31,
2002

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:
                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                  October 31, 2003                     October 31, 2002
                                                  ----------------                     ----------------
   Sales                                         $2,739          100.0%                $2,776         100.0%
   Cost of products sold                          1,984           72.4%                 1,790          64.5%
                                        ----------------------------------    -------------------------------
   Gross margin                                     755           27.6%                   986          35.5%
   Selling, general and
     administrative expenses                        762           27.8%                   730          26.3%
                                         ----------------------------------    -------------------------------
   Operating income (loss)                          (7)          (0.3%)                   256           9.2%
   Interest expense                                (64)          (2.3%)                  (40)         (1.4%)
   Other income, net                                  2            0.1%                     2           0.1%
                                         ----------------------------------    -------------------------------
   Net income (loss)                             $ (69)          (2.5%)                  $218           7.9%
                                         ==================================    ===============================
   Net income (loss) per share
     - basic and diluted                        $(0.02)                                 $0.08
                                         ================                      ================

         Sales for the three months ended October 31, 2003 were approximately
$2,739,000, a decrease of $37,000 or 1.3% from $2,776,000 for the second quarter of fiscal 2003. The decrease was the result of a slowdown in existing customer orders in the electronic assembly and electronic hybrids product lines. This decrease was partially offset by increases in LCD production and LCD resale product lines as a result of the addition of some former Crystaloid customers and an increase in our marketing efforts. DCI was recently notified by its largest customer of its intent to move the manufacture of its product to the offshore production facility used by its parent company early in the third quarter of fiscal year 2004 when their current production runs with DCI are completed. For fiscal year 2003, this customer accounted for approximately
$2,240,000 in sales for DCI which amounted to 19.8% of total sales. As a result of this customer loss and the amount of time it takes to advance new marketing opportunities into production orders, we expect to experience lower sales at least through the third quarter of fiscal year 2004 as compared to the same period of a year ago. We are continuing to aggressively pursue customer opportunities that include new electronic hybrid and electronic assembly products, increases in current customer orders and providing electronic manufacturing services to the former Crystaloid customers. We believe that our expanded direct and indirect sales forces will be able to capitalize on new customer opportunities as they focus on higher margin electronics assembly business and those opportunities that require our expertise of integrating LCDs and LEDs with electronics. These efforts may have a favorable impact in the current fiscal year, but more likely will have an impact on sales in the next fiscal year.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency, among other things. Gross margin for the three-month period ended
October 31, 2003, was 27.6%, or $755,000, compared to 35.5%, or $986,000, for the three-month period ended October 31, 2002. The gross margin for the current period reflected a change in product mix, as well as the effect of lower production efficiencies due to decreased sales volume in our electronic assembly product line, and fewer strategic pricing opportunities as compared to the same period a year ago. We expect that gross margins will continue at or near their present levels over the next few quarters as the result of expected product mix and additions to our customer base.

         Selling, general and administrative ("SG&A") expenses increased to
27.8% of sales for the three-month period ended October 31, 2003 from 26.3% of sales for the three-month period ended October 31, 2002. SG&A expenses increased
$32,000, or 4.4% to $762,000 in the three-month period ended October 31, 2003 compared to $730,000 in the three-month period ended October 31, 2002. The increase was due to increased costs associated with an increase in personnel, the costs of renting a second facility to house the excess Crystaloid assets, and increased costs of insurance and employee benefits. We believe that SG&A expenses will continue at or near their current levels as we continue our efforts to minimize corporate expenditures and manage operating costs.

         Interest expense was $64,000 and $40,000 for the three-month periods ended October 31, 2003 and 2002, respectively. This increase of $24,000 or 60.0%
was primarily the result of borrowings and fees on the line of credit during the current quarter. The line of credit was not utilized in the prior year's quarter.

         No income tax provision or benefit was recorded for the three-month period ended October 31, 2003 or 2002 primarily due to net operating loss carry forwards, which have been fully reserved due to the continued uncertainty of their utilization.

         As a result of the above, net loss was $69,000 for the three-month period ended October 31, 2003 as compared to net income of $218,000 reported for the three-month period ended October 31, 2002.

Six Months Ended October 31, 2003 Compared With Six Months Ended October 31,
2002

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:
                                                                   Six Months Ended
                                         ---------------------------------------------------------------------
                                                 October 31, 2003                     October 31, 2002
                                                 ----------------                     ----------------
   Sales                                         $5,358          100.0%                $5,620         100.0%
   Cost of products sold                          3,907           72.9%                 3,762          66.9%
                                         ----------------------------------    -------------------------------
   Gross margin                                   1,451           27.1%                 1,858          33.1%
   Selling, general and
     administrative expenses                      1,550           28.9%                 1,472          26.2%
                                         ----------------------------------    -------------------------------
   Operating income (loss)                         (99)          (1.8%)                   386           6.9%
   Interest expense                               (123)          (2.3%)                  (78)         (1.4%)
   Other income, net                                  3            0.0%                     3           0.0%
                                         ----------------------------------    -------------------------------
   Income (loss) from operations
     before income taxes and the
     cumulative effect of
     accounting change                            (219)          (4.1%)                   311           5.5%
   Income tax benefit                                36            0.7%                    --             --
                                         ----------------------------------    -------------------------------
   Income (loss) before cumulative
     effect of accounting change                  (183)          (3.4%)                   311           5.5%
   Cumulative effect of
     accounting change                               --              --               (1,618)        (28.8%)
                                         ----------------------------------    -------------------------------
   Net loss                                     $ (183)          (3.4%)              $(1,307)        (23.3%)
                                         ==================================    ===============================
   Net loss per share - basic and
   diluted                                      $(0.07)                               $(0.47)
                                         ================                      ================

         Sales for the six months ended October 31, 2003 were approximately
$5,358,000, a decrease of $262,000 or 4.7% from $5,620,000 for the first six months of fiscal 2003. The decrease was a result of a slowdown in existing customer orders in the electronics assembly and electronic hybrids product lines. This decrease was partially offset by increases in the LCD production and
LCD resale product lines as a result of the addition of some former Crystaloid customers and an increase in our marketing efforts. DCI was recently notified by its largest customer of its intent to move the manufacture of its product to the offshore production facility used by its parent company early in the third quarter of fiscal year 2004 when their current production runs with DCI are completed. Due to this unexpected event and the amount of time it takes to advance new marketing opportunities into production orders, we expect to experience

lower sales at least through the third quarter of fiscal year 2004 as compared to the comparable period of a year ago. We are aggressively pursuing customer opportunities that include new electronic hybrid and electronic assembly products, new products at current customers, and providing electronic manufacturing services to the former Crystaloid customers. We believe that our expanded direct and indirect sales forces will be able to capitalize on new customer opportunities as they focus on higher margin electronics assembly business and those opportunities that require our expertise of integrating LCDs and LEDs with electronics. These efforts may have a favorable impact in the current fiscal year, but more likely will have an impact on sales in the next fiscal year.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency, among other things. Gross margin for the six-month period ended
October 31, 2003, was 27.1%, or $1,451,000, compared to 33.1%, or $1,858,000, for the six-month period ended October 31, 2002. The gross margin for the current period reflected a change in product mix as well as the effect of lower production efficiencies due to decreased sales volumes and fewer strategic pricing opportunities as compared to the same period a year ago. We expect that gross margins will continue at or near their present levels over the next few quarters as the result of expected product mix and additions to our customer base.

         Selling, general and administrative ("SG&A") expenses increased slightly to 28.9% of sales for the six-month period ended October 31, 2003 from
26.2% of sales for the six-month period ended October 31, 2002. SG&A expenses increased $78,000, or 5.3% to $1,550,000 in the six-month period ended October
31, 2003 compared to $1,472,000 in the six-month period ended October 31, 2002.
The increase was due to increased costs associated with an increase in personnel, costs of renting a second facility to house the excess Crystaloid assets, and increased costs of insurance and employee benefits. We believe that
SG&A expenses will continue at or near their current levels as we continue our efforts to minimize corporate expenditures and manage operating costs.

         Interest expense was $123,000 and $78,000 for the six-month periods ended October 31, 2003 and 2002, respectively. This increase of $45,000, or
57.7%, during the six-month period ended October 31, 2003, was primarily due to interest expense on borrowings and fees on the line of credit. There were no borrowings on the operating line of credit during the six-month period ended
October 31, 2002.

         Effective May 1, 2002, we adopted SFAS No. 142 which required, among other things, the discontinuance of amortization of goodwill and the evaluation of goodwill for potential impairment. As a result of the tests required under
SFAS No. 142, we incurred an impairment loss of the entire recorded goodwill that was the result of the acquisition of DCI in February 2000. We hired a third party independent firm to conduct the valuation analysis. The independent firm provided a valuation opinion based on historical quoted market prices of our common stock, comparison of market value of comparable businesses, and a market value

calculated from discounted future cash flows. The effect of the impairment loss was approximately $1,618,000 which is shown as a cumulative effect of an accounting change for the six-month period ended October 31, 2002.

         The $36,000 income tax benefit for the six-month period ended October
31, 2003 was due to the filing of amended tax returns claiming refunds of income taxes paid in prior years as a result of carry backs of net operating losses. No other income tax provision or benefit was recorded for the six-month periods ended October 31, 2003 or 2002 primarily due to net operating loss carry forwards available, which have been fully reserved due to the continued
uncertainty of their utilization.

         As a result of the above, net loss was $183,000 for the six-month period ended October 31, 2003 as compared to a net loss of $1,307,000 reported for the six-month period ended October 31, 2002.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $256,000 to $451,000 as of October
31, 2003 compared to $707,000 at April 30, 2003. This decrease was mainly attributable to the cash used by operating activities and the investment in NTG during the six-month period ended October 31, 2003.

         We used cash in operating activities of $154,000 and provided cash of
$459,000 for the six months ended October 31, 2003 and 2002, respectively. The cash used in operating activities was primarily due the net loss for the period as well as decreases in accounts payable of $205,000 and accrued expenses of
$84,000. These were partially offset by a decrease in accounts receivable of
$61,000 as a result of continuing efforts to more efficiently collect outstanding customer balances and a decrease of $63,000 in inventory resulting from improved inventory management. Cash provided by operating activities for the six-month period ended October 31, 2002, was $459,000 which was the result of an increase in accounts receivable of $124,000 and a decrease in accounts payable of $275,000, partially offset by an decrease in inventory of $198,000, an increase in accrued expenses of $107,000, and depreciation expense of
$181,000.

         Net cash used in investing activities totaled $102,000 and $145,000 for the six-month periods ended October 31, 2003 and 2002, respectively. The
$100,000 investment in NTG, $11,000 in cash received from the disposal of equipment, and $13,000 of equipment purchases resulted in the net cash used for the six month period ended October 31, 2003. Net cash used in the six month period ended October 31, 2002 was the result of approximately $145,000 of equipment purchases.

         For the six-month period ended October 31, 2003, there were no financing activities that resulted in the provision or use of cash. Net cash provided by financing activities totaled $2,000 for the six-months ended October
31, 2002 resulting from the exercise of stock options.

         The Company has a $2,000,000 revolving line of credit facility, which is available for working capital. It is secured by accounts receivable and inventory and expires on December 31, 2003. The line of credit accrues interest at a variable rate, revised daily, equal to the New York Prime Rate as published by the Wall Street Journal plus 1.5% (5.5% in the aggregate at October 31, 2003)
and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of October 31, 2003, there was no outstanding balance on the line of credit. The Company plans to negotiate renewal of the line of credit. However, if the line of credit expires without a new facility in place, the Company will search for additional funding for its working capital requirements. If additional funding is not available, the
Company will utilize cash from its ongoing operations to finance its working capital and capital expenditure requirements.

         We have a letter of credit with a bank related to the Industrial
Revenue Bonds for its Lenexa, Kansas facility that expires April 15, 2004.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs and capital expenditures for the foreseeable future.

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

ITEM 3.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. The Company's Chief
          Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this report of the
          Company's disclosure controls and procedures, have concluded that the
          Company's disclosure controls and procedures are adequate and effective in ensuring that material information relating to the
          Company is required to be included in the Company's filings with the
          Securities and Exchange Commission under the Securities Exchange Act of 1934 is made known to them.

     (b)  Changes in internal controls. There were no significant changes in the
          Company's internal controls or in other factors in the last fiscal quarter that in management's estimates could materially affect the
          Company's disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

               None.

ITEM 4.  Submission of Matters to a Vote of Stockholders.

               The annual meeting of stockholders of the Company was held on
               September 9, 2003. The following items were approved:
               1.   Mr. Robert D. Taylor was re-elected as a Class I director of the Company for a period of three years until the 2006
                    Annual Meeting of the Stockholders. Shares voted for the
                    election of Mr. Taylor were 2,451,769 with 4,400 shares
                    withheld.
               2.   Mr. Karl B. Gemperli was elected as a Class II director of the Company for a period of one year until the 2004 Annual
                    Meeting of the Stockholders. Shares voted for the election of Mr. Gemperli were 2,451,769 with 4,400 shares withheld.
                    Mr. Michael J. Meyer and Mr. David J. Schulte are continuing in office as a Class II director serving until the 2004
                    annual meeting and a Class III director serving until the
                    2005 annual meeting, respectively.
               3.   Appointment of Ernst & Young LLP as independent accountants was approved with 2,454,049 shares voting for appointment,
                    100 against and 2,020 shares withheld.

ITEM 5.  Other Information.

               On October 27, 2003, the Company received a notice from the
               American Stock Exchange Staff indicating that the Company no longer complies with the Exchange's continued listing standards.
               Such criteria include minimum levels of stockholders' equity and required net earnings in a minimum number of prior fiscal years.
               The Company submitted a plan to the Exchange Staff on November
               26, 2003 that set forth definitive actions that management expects will bring the Company into compliance with the continued
               listing standards. The Exchange Staff will notify the Company of its acceptance or rejection of the plan before January 10, 2004.

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

          (b)  Reports on Form 8-K:

               Date of Filing

               September 8, 2003   Form 8-K, announcing Elecsys Corporation's
                                   financial results for the first quarter
                                   ending July 31, 2003, Items 12 and 7.

               October 29, 2003    Form 8-K, announcing that Elecsys Corporation
                                   had received a letter from the American Stock
                                   Exchange Staff stating that the Company does
                                   not meet all of the Exchange's continued
                                   listing standards.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELECSYS CORPORATION

December 12, 2003                       /s/ Karl B. Gemperli
-----------------------               -------------------------------------
Date                                  Karl B. Gemperli
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

December 12, 2003                      /s/ Todd A. Daniels
-----------------------               -------------------------------------
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

