Form 10QSB
period 2004-01-31
ELECSYS CORP
filed 2004-03-12
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
for the period ended January 31, 2004.

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

Common  stock,  $0.01 par value - 2,791,331  shares  outstanding  as of March 5,
2004.

Transitional Small Business Disclosure format (check one):

                              Yes ( )        No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended January 31, 2004

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months and nine months ended January 31, 2004 and 2003 (Unaudited)  3

Condensed Consolidated Balance Sheets -
     January 31, 2004 (Unaudited) and April 30, 2003                           4

Condensed Consolidated Statements of Cash Flows -
     Nine months ended January 31, 2004 and 2003 (Unaudited)                   5

Notes to Condensed Consolidated Financial Statements (Unaudited)               6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

ITEM 3.  Controls and Procedures                                              18

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    20

ITEM 5.  Other Information                                                    20

ITEM 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 January 31,                     January 31,
                                                          ---------------------------     ---------------------------
                                                             2004            2003            2004           2003
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $2,749         $2,553          $8,107          $8,173
   Cost of products sold                                        2,079          1,830           5,986           5,592
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                   670            723           2,121           2,581

   Selling, general and administrative expenses                   652            640           2,202           2,106
   Asset acquisition related expenses                              --            238              --             244
                                                          ------------    -----------     -----------    ------------
   Total operating expenses                                       652            878           2,202           2,350
                                                          ------------    -----------     -----------    ------------

   Operating income (loss)                                         18          (155)            (81)             231

   Other income (expense):
     Interest expense                                            (58)           (39)           (180)           (117)
     Other income, net                                              1              2               3               5
                                                          ------------    -----------     -----------    ------------
   Income (loss) from operations before income taxes
     and cumulative effect of accounting change                  (39)          (192)           (258)             119
   Income tax (expense) benefit                                   (4)             --              32              --
                                                          ------------    -----------     -----------    ------------
   Income (loss) before cumulative effect of
     accounting change                                           (43)          (192)           (226)             119
   Cumulative effect of accounting change                          --             --              --         (1,618)
                                                          ------------    -----------     -----------    ------------

   Net loss                                                     $(43)        $ (192)         $ (226)        $(1,499)
                                                          ============    ===========     ===========    ============

   Income (loss) per share information:
     Basic and diluted
       Income (loss) per share before
         cumulative effect of accounting change               $(0.02)        $(0.07)         $(0.08)           $0.04
       Cumulative effect of accounting change                      --             --              --          (0.58)
                                                          ------------    -----------     -----------    ------------
            Net loss per share                                $(0.02)        $(0.07)         $(0.08)         $(0.54)
                                                          ============    ===========     ===========    ============

   Weighted average common shares outstanding:
   Basic                                                        2,791          2,791           2,791           2,790
   Diluted                                                      2,791          2,791           2,791           2,811

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                January 31,           April 30,
                                                                                    2004                2003
                                                                             -----------------    ----------------
                                                                                 (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                        $ 320               $ 707
      Accounts receivable, less allowances of $140 and $131, respectively              1,354               1,343
      Inventories                                                                      1,775               1,960
      Prepaid expenses                                                                    85                 143
                                                                            -----------------    ----------------
   Total current assets                                                                3,534               4,153

   Property and equipment, at cost:
      Land                                                                               637                 637
      Building and improvements                                                        1,103               1,093
      Equipment                                                                        2,027               2,019
                                                                            -----------------    ----------------
                                                                                       3,767               3,749
      Accumulated depreciation                                                       (1,177)               (983)
                                                                            -----------------    ----------------
                                                                                       2,590               2,766

   Investment in NTG, LLC                                                                100                  --
   Other assets, net                                                                      52                  68
                                                                            -----------------    ----------------
Total assets                                                                          $6,276              $6,987
                                                                            =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                 $ 777              $1,099
      Accrued expenses                                                                   375                 541
      Current portion of long-term debt                                                   19                  14
                                                                            -----------------    ----------------
   Total current liabilities                                                           1,171               1,654

   Long-term debt, less current portion                                                2,321               2,323

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                          --                  --
      Common stock, $.01 par value, 10,000,000 shares authorized;
         issued and outstanding -   2,791,331 at January 31, 2004
         and April 30, 2003                                                               28                  28
      Additional paid-in capital                                                       8,140               8,140
      Accumulated deficit                                                            (5,384)             (5,158)
                                                                            -----------------    ----------------
   Total stockholders' equity                                                          2,784               3,010
                                                                            -----------------    ----------------
Total liabilities and stockholders' equity                                            $6,276              $6,987
                                                                            =================    ================

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                                 Nine Months Ending January 31,
                                                                                         2004             2003
                                                                               ---------------     ------------
Operating Activities:
Net loss                                                                               $(226)          $(1,499)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation                                                                           194               272
   Amortization                                                                            24                 9
   Provision for doubtful accounts                                                         21                42
   Loss on disposal of assets                                                               1                --
   Cumulative effect of accounting change                                                  --             1,618
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                           (32)               438
      Inventories, net                                                                    185               142
      Accounts payable                                                                  (322)             (155)
      Accrued expenses                                                                  (166)                48
      Other, net                                                                           65               (2)
                                                                               ---------------     ------------
Net cash (used in) provided by operating activities                                     (256)               913

Investing Activities:
Investment in NTG, LLC                                                                  (100)                --
Proceeds from disposal of property and equipment                                           12                --
Assets acquired from Crystaloid                                                            --           (1,294)
Purchases of property and equipment                                                      (31)             (252)
                                                                               ---------------     ------------
Net cash used in investing activities                                                   (119)           (1,546)

Financing Activities:
Borrowings on note payable to bank                                                      1,430             1,000
Payments on note payable to bank                                                      (1,430)             (500)
Principal payments on long-term debt                                                     (12)                --
Proceeds from exercise of stock options                                                    --                 2
                                                                               ---------------     ------------
Net cash (used in) provided by financing activities                                      (12)               502
                                                                               ---------------     ------------
Net decrease in cash and cash equivalents                                               (387)             (131)
Cash and cash equivalents at beginning of period                                          707               778
                                                                               ---------------     ------------
Cash and cash equivalents at end of period                                              $ 320             $ 647
                                                                               ===============     ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                                 $ 83              $ 87
                                                                               ===============     ============

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                January 31, 2004
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

Nature of Operations
     Elecsys Corporation (the "Company"), through its wholly owned subsidiary
DCI, Inc. ("DCI"), is a designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, and industrial product industries. The
Company has unique capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays, light emitting diode displays, and keypads with circuit boards and other electronic components. The Company becomes an extension of the OEMs' organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. Our sales are made primarily to customers within the
United States, but also include Canada and several other international markets.

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

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities. FIN 46 clarifies the application of
Accounting Research Bulletin No. 51, "Consolidated Financial Statements." It
establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. The requirements of the interpretation are effective for the Company no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation did not have a material impact on its consolidated financial statements.

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary,
DCI, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30,
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

3.   INVESTMENT

     In August 2003, DCI invested $100,000 (maximum exposure to loss) to become a 19% member of Network Technologies Group, LLC, a limited liability company formed by a group of technical and management professionals who purchased the
Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing this business. Network Technologies Group, LLC supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI

is the electronic manufacturing source for NTG and sales for the three-month and nine-month period ended January 31, 2004 are approximately $170,000 and
$255,000, respectively, of which $162,000 was outstanding as accounts receivable at January 31, 2004. DCI's investment in NTG is accounted for under the cost method.

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

5.   STOCK-BASED COMPENSATION

     At January 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, and the related interpretations. Under APB No. 25, no compensation expense is recognized as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no compensation expense recognized during the three and nine-month periods ended January 31, 2004 and 2003. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for
Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data).

                                                         Three Months Ended                 Nine Months Ended
                                                             January 31,                       January 31,
                                                   --------------------------------    -----------------------------
                                                            2004              2003            2004             2003
                                                   --------------     -------------    ------------     ------------
Net loss, as reported                                      $(43)           $ (192)          $(226)         $(1,499)
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all options                          15                26              45               48
                                                   --------------     -------------    ------------     ------------
Pro forma net loss                                         $(58)            $(218)          $(271)         $(1,547)
                                                   ==============     =============    ============     ============

Net loss per share:
         Basic and diluted - as reported                 $(0.02)           $(0.07)         $(0.08)          $(0.54)
         Basic and diluted - pro forma                   $(0.02)           $(0.08)         $(0.10)          $(0.55)

6.   NET LOSS PER SHARE

     The following table presents the components of the calculation of basic and diluted income (loss) per share (in thousands):

                                                    Three Months Ended                 Nine Months Ended
                                                       January 31,                        January 31,
                                              -------------------------------     ----------------------------
                                                       2004             2003             2004            2003
                                              --------------    -------------     ------------    ------------
Numerator:
Income (loss) before cumulative
     effect of accounting change              $        (43)     $      (192)      $     (226)     $
                                                                                                          119
  Cumulative effect of accounting change                 --               --               --         (1,618)
                                              --------------    -------------     ------------    ------------
Net loss                                      $        (43)     $      (192)      $     (226)     $   (1,499)
                                              ==============    =============     ============    ============

Denominator:
Weighted average common shares outstanding
          - basic                                     2,791            2,791            2,791           2,790
Effect of dilutive options outstanding                   --               --               --              21
                                              --------------    -------------     ------------    ------------
Weighted average common shares outstanding
          - diluted                                   2,791            2,791            2,791           2,811
                                              ==============    =============     ============    ============

     Options to purchase 299,250 shares of common stock for the three-month periods ending January 31, 2004 and 2003 and the nine-month period ending
January 31, 2004 were not included in the computation of diluted net loss per share because they were anti-dilutive. Options to purchase 151,500 shares of common stock for the nine-month period ending January 31, 2003 were not included in the calculation of diluted net loss per share because they were anti-dilutive.

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

8.   LINE OF CREDIT

     On December 31, 2003, the Company renewed its $2,000,000 line of credit facility that is secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line-of-credit accrues interest at the prime rate plus 1.5%

(5.5% at January 31, 2004) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. There were no borrowings outstanding on this credit facility as of January 31, 2004.

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

     On December 31, 2002, DCI completed the purchase of accounts receivable, inventory, certain property and equipment, and other assets, including a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. Crystaloid was a pioneer in the development of LCD technology, a supplier to the avionics industry, and a competitor of ours in the LCD business. The consideration for the assets purchased totaled approximately $1,294,000, which was funded by the Company's line of credit and available cash.

     In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing this business. NTG supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI is the electronic manufacturing source for NTG and sales for the three-month and nine-month period ended January 31,
2004 are approximately $170,000 and $255,000, respectively, of which $162,000 was outstanding as accounts receivable at January 31, 2004.

     On October 27, 2003, the Company received a notice from the American Stock
Exchange (the "Amex" or "Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing standards. Such standards include minimum levels of

stockholders' equity and required net earnings in a minimum number of prior fiscal years. The Company sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including its subsidiary that was sold in fiscal year 2002, and an impairment loss of goodwill due to the adoption of
Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other
Intangible Assets. The Company submitted a plan to the Exchange Staff on
November 26, 2003 that sets forth definitive actions that management expects will bring the Company into compliance with the continued listing standards. On
January 23, 2004, the Exchange Staff notified the Company that it accepted the
Company's plan and granted the Company an extension of time through April 27,
2005 to pursue its plan and regain compliance with the current listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the American
Stock Exchange. In the recently completed three-month period ended January 31,
2004, the Company's performance was generally consistent with the plan submitted to the Exchange Staff.

     The Board of Directors is mindful of the adverse impact that the Company's losses have had and could, in the future, have on stock price and stockholder liquidity. Accordingly, the Board of Directors believes that, as the officers of
DCI continue to work to improve the Company's operating performance, it would be prudent for the Chairman of the Board of the Company to evaluate and explore other means of enhancing the value of Company stock and ensuring stockholder liquidity. The Chairman's efforts in this regard are likely to include consideration of numerous options that, separately or collectively, may better serve the stockholders long term interests than sole reliance on the anticipated improvement in the Company's operating performance.

Results of Operations

Three Months Ended January 31, 2004 Compared With Three Months Ended January 31,
2003

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                 January 31, 2004                     January 31, 2003
   Sales                                         $2,749          100.0%                $2,553         100.0%
   Cost of products sold                          2,079           75.6%                 1,830          71.7%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                     670           24.4%                   723          28.3%
   Selling, general and
     administrative expenses                        652           23.7%                   640          25.1%
   Asset acquisition expenses                        --              --                   238           9.3%
                                         ---------------- -----------------    ---------------- --------------
   Total operating expenses                         652           23.7%                   878          34.4%
                                         ---------------- -----------------    ---------------- --------------

   Operating income (loss)                           18            0.7%                 (155)         (6.1%)
   Interest expense                                (58)          (2.1%)                  (39)         (1.5%)
   Other income, net                                  1              --                     2           0.1%
                                         ---------------- -----------------    ---------------- --------------
   Loss before income taxes                        (39)          (1.4%)                 (192)         (7.5%)
   Income tax expense                               (4)          (0.2%)                    --             --
                                         ---------------- -----------------    ---------------- --------------
   Net loss                                      $ (43)          (1.6%)                $(192)         (7.5%)
                                         ================ =================    ================ ==============
   Net loss per share
     - basic and diluted                        $(0.02)                              $ (0.07)
                                         ================                      ================

     Sales for the three months ended January 31, 2004 were approximately
$2,749,000, an increase of $196,000 or 7.7% from $2,553,000 for the same period in fiscal 2003. The overall increase was the result of increases in sales in the electronic assembly, LCD production and LCD resale product lines due to an increased focus on marketing our electronic assembly services and the addition of some former Crystaloid customers to our LCD business. The increases were slightly offset by the sales decrease in the electronic hybrids product line as a result of our largest customer moving the manufacture of its product to an offshore production facility used by its parent company. For fiscal year 2003, this customer accounted for approximately $2,240,000, or 19.8%, of our total sales. We completed the final shipments to this customer in January 2004 that totaled approximately $267,000 for the three-month period ended January 31, 2004 compared to $644,000 in the same period in fiscal 2003. As a result of this customer loss and the amount of time it takes to advance new marketing opportunities into production orders, we expect to experience lower sales through the remainder of fiscal year 2004, as compared to the same period in fiscal 2003. We are aggressively pursuing customer opportunities that include new electronic hybrid and electronic assembly products, new products at current customers, and providing electronic manufacturing services to the former
Crystaloid customers. We believe that our direct and indirect sales forces will be able to capitalize on new customer opportunities as they focus on additional electronics assembly business, especially those opportunities that require our expertise of integrating LCDs and LEDs with electronics.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended January 31, 2004, was
24.4%, or $670,000, compared to 28.3%, or $723,000, for the three-month period ended January 31, 2003. The reduction in gross margin for the current period reflected a change in product mix, the impact of the loss of our largest customer as sales to them decreased over 58% from the same period of the prior year, and the effect of lower production efficiencies in the electronic assembly product line due to the relocation of one of our product lines into our main facility and the closure of the temporary leased facility that was used to store surplus Crystaloid assets. We expect that gross margin percentage will slightly increase from the percentages achieved during the three-month period ended
January 31, 2004 and will continue at those slightly higher levels over the next few quarters as the result of expected product mix and additions to our customer base.

     Selling, general and administrative ("SG&A") expenses increased $12,000 to
$652,000 for the three-month period ended January 31, 2004 from $640,000 for the three-month period ended January 31, 2003. SG&A expenses were 23.7% and 25.1% of sales for the three-month periods ended January 31, 2004 and 2003, respectively.
The increase was due to increased costs associated with an increase in personnel and increased travel costs of marketing and sales personnel. Subsequent to the end of our third fiscal quarter, we instituted cost saving measures that included adjustments in the number of SG&A personnel. As a result of these actions, we believe that SG&A expenses will be below their current levels over the next few quarters and we will continue our efforts to minimize corporate expenditures and manage operating costs.

     Asset acquisition related expenses totaled $238,000 for the three-month period ended January 31, 2003. These expenses were the direct result of the
Company acquiring certain assets from Crystaloid and included such expenses as accounting, legal, travel and integration, and start-up expenses. The Company did not incur any asset acquisition related expenses in the three-month period ended January 31, 2004.

     Interest expense was $58,000 and $39,000 for the three-month periods ended
January 31, 2004 and 2003, respectively. This increase of $19,000 or 48.7% was primarily the result of increased borrowings and fees on the line of credit during the current quarter as compared to the corresponding quarter in the previous year.

     No income tax provision or benefit was recorded for the three-month period ended January 31, 2003 primarily due to net operating loss carry forwards, which have been fully reserved due to the continued uncertainty of their utilization.
However, during the three-month period ended January 31, 2004, the Company incurred approximately $4,000 of tax expense related to alternative minimum tax rules in the filing of federal income taxes for the 2003 fiscal year.

     Primarily as a result of the above, net loss was $43,000 for the three-month period ended January 31, 2004 as compared to a net loss of $192,000 reported for the three-month period ended January 31, 2003.

Nine Months Ended January 31, 2004 Compared With Nine Months Ended January 31,
2003

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Nine Months Ended
                                         ---------------------------------------------------------------------
                                                 January 31, 2004                     January 31, 2003
   Sales                                         $8,107          100.0%                $8,173         100.0%
   Cost of products sold                          5,986           73.8%                 5,592          68.4%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   2,121           26.2%                 2,581          31.6%

   Selling, general and
     administrative expenses                      2,202           27.2%                 2,106          25.8%
   Asset acquisition expenses                        --              --                   244           3.0%
                                         ---------------- -----------------    ---------------- --------------
   Total operating expenses                       2,202           27.2%                 2,350          28.8%
                                         ---------------- -----------------    ---------------- --------------
   Operating income (loss)                         (81)          (1.0%)                   231           2.8%
   Interest expense                               (180)          (2.2%)                 (117)         (1.4%)
   Other income, net                                  3            0.0%                     5           0.1%
                                         ---------------- -----------------    ---------------- --------------
   Income (loss) from operations
     before income taxes and
     cumulative effect of
     accounting change                            (258)          (3.2%)                   119           1.5%
   Income tax benefit                                32            0.4%                    --             --
                                         ---------------- -----------------    ---------------- --------------
   Income (loss) before cumulative
     effect of accounting change                  (226)          (2.8%)                   119           1.5%
   Cumulative effect of
     accounting change                               --              --               (1,618)        (19.8%)
                                         ---------------- -----------------    ---------------- --------------
   Net loss                                     $ (226)          (2.8%)              $(1,499)        (18.3%)
                                         ================ =================    ================ ==============
   Net loss per share - basic and
   diluted                                      $(0.08)                               $(0.54)
                                         ================                      ================

     Sales for the nine months ended January 31, 2004 were approximately
$8,107,000, a decrease of $66,000 or 0.8% from $8,173,000 for the same period in fiscal 2003. The slight decrease was a result of a slowdown in existing customer orders in the electronics assembly and electronic hybrids product lines partially offset by increases in the LCD production and LCD resale product lines as a result of the addition of some former Crystaloid customers and increases in our marketing efforts. We were notified by our largest customer, in the second fiscal quarter, of its intent to move the manufacture of its product early in the third quarter of fiscal year 2004 to the offshore production facility used by its parent company. The final shipments to this customer were completed in
January 2004. Due to this unexpected event and the amount of time it takes to advance new marketing opportunities into production orders, we expect to experience lower sales at least through the remainder of fiscal year 2004 as compared to the comparable period of fiscal 2003. We are aggressively pursuing customer opportunities that include new electronic hybrid and electronic assembly products, new products at current customers, and providing electronic manufacturing services to the former Crystaloid customers. We believe that our direct and indirect sales forces will be able to capitalize on new customer opportunities as they focus on electronics assembly business, especially those opportunities that require our expertise of integrating LCDs and LEDs with electronics.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the nine-month period ended January 31, 2004, was
26.2%, or $2,121,000, compared to 31.6%, or $2,581,000, for the nine-month period ended January 31, 2003. The decrease in gross margin for the current period reflected a change in product mix, fewer strategic pricing opportunities as compared to the same period in the prior year, and the effect of lower production efficiencies due to decreased sales volumes and the relocation of one of our product lines to our main facility. We expect that gross margins will continue at or near their present levels over the next few quarters as the result of expected product mix and additions to our customer base.

     Selling, general and administrative ("SG&A") expenses increased $96,000 or
4.6% to $2,202,000, or 27.2% of sales, in the nine-month period ended January
31, 2004 compared to $2,106,000, or 25.8% of sales, in the nine-month period ended January 31, 2003. The increase was due to increased costs associated with an increase in personnel, costs associated with the leased facility that was used store the excess Crystaloid assets, and increased costs of insurance and employee benefits. We believe that due to adjustments of SG&A personnel early in the fourth quarter of fiscal 2004, the SG&A expenses will be below their current levels and we are continuing our efforts to minimize corporate expenditures and manage operating costs.

     Asset acquisition related expenses totaled $244,000 for the nine-month period ended January 31, 2003. These expenses were the direct result of the
Company acquiring certain assets from Crystaloid and included such expenses as accounting, legal, travel and integration, and start-up expenses. The Company did not incur any asset acquisition related expenses in the nine-month period ended January 31, 2004.

     Interest expense was $180,000 and $117,000 for the nine-month periods ended
January 31, 2004 and 2003, respectively. This increase of $63,000, or 53.9%, during the nine-month period ended January 31, 2004, was primarily due to increased average borrowings on the line of credit that were outstanding during the period. There were no outstanding borrowings remaining on the operating line of credit as of January 31, 2004.

     Effective May 1, 2002, we adopted SFAS No. 142 which required, among other things, the discontinuance of amortization of goodwill and the evaluation of goodwill for potential impairment. As a result of the tests required under SFAS
No. 142, we incurred an impairment loss of the entire recorded goodwill that was the result of the acquisition of DCI in February 2000. We hired a third party independent firm to conduct the valuation analysis. The independent firm provided a valuation opinion based on historical quoted market prices of our common stock, comparison of market value of comparable businesses, and a market value calculated from discounted future cash flows. The impairment loss was approximately $1,618,000, which is shown as a cumulative effect of an accounting change for the nine-month period ended January 31, 2003.

     The $32,000 income tax benefit for the nine-month period ended January 31,
2004 was

primarily due to the filing of amended tax returns claiming refunds of $36,000 for income taxes paid in prior years as a result of carry backs of net operating losses. Additional tax expense of $4,000 was recorded related to alternative minimum tax rules for the filing of fiscal year 2003 returns. No other income tax provision or benefit was recorded for the nine-month periods ended January
31, 2004 or 2003 primarily due to net operating loss carry forwards available, which have been fully reserved due to the continued uncertainty of their utilization.

     Primarily as a result of the above, net loss was $226,000 for the nine-month period ended January 31, 2004 as compared to a net loss of $1,499,000 reported for the nine-month period ended January 31, 2003.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $387,000 to $320,000 as of January 31,
2004 compared to $707,000 at April 30, 2003. This decrease was mainly attributable to the cash used by operating activities and the investment in NTG during the nine-month period ended January 31, 2004.

     We used cash in operating activities of $256,000 and provided cash of
$913,000 for the nine-months ended January 31, 2004 and 2003, respectively. The cash used in operating activities was primarily due to the net loss for the period as well as decreases in accounts payable of $322,000 to pay for materials and services and accrued expenses of $166,000 which was primarily the result of bonuses paid in the first quarter of fiscal 2004 for the operational results in fiscal 2003. These were partially offset by a decrease of $185,000 in inventory resulting from improved inventory management and depreciation and amortization expense of $218,000. Cash provided by operating activities for the nine-month period ended January 31, 2003, was $913,000 that was the result of depreciation and amortization expense of $281,000, a decrease in accounts receivable of
$438,000 primarily as a result of the collection of $500,000 of the purchased
Crystaloid receivables, and a decrease in inventory of $142,000 as a direct result of the efficient management of inventory during a period of increasing sales. These decreases were partially offset by a decrease in accounts payable of $155,000.

     Net cash used in investing activities totaled $119,000 and $1,546,000 for the nine-month periods ended January 31, 2004 and 2003, respectively. The
$100,000 investment in NTG, $12,000 in cash received from the disposal of equipment, and $31,000 of equipment purchases resulted in the net cash used for the nine month period ended January 31, 2004. Net cash used in the nine-month period ended January 31, 2003 was the result of approximately $252,000 of equipment purchases and the purchase of the Crystaloid assets for approximately
$1,294,000.

     Net cash used in financing activities for the nine-month period ended
January 31, 2004, totaled approximately $12,000 as a result of regularly scheduled monthly payments made towards a note payable to the former DCI stockholders. Net cash provided by financing activities totaled $502,000 for the nine-months ended January 31, 2003 primarily resulting from net borrowings on the line of credit of $500,000 that was used to purchase the Crystaloid assets.

     On December 31, 2003, the Company renewed its $2,000,000 revolving line of credit facility that is available for working capital and secured by accounts receivable and inventory. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus 1.5% (5.5%
at January 31, 2004) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of January 31,
2004, there was no outstanding balance on the line of credit.

     We have a letter of credit with a bank related to the Industrial Revenue
Bonds for our Lenexa, Kansas facility that expires April 15, 2004. We have received notice from the bank that the letter of credit will be renewed with an expiration date of April 15, 2005.

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

ITEM 3. Controls and Procedures

     The Company's management, with the participation of the Company's Chief
Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2004.
Based on that evaluation, the Company's Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004. There were no material changes in the Company's internal control over financial reporting during the third quarter of fiscal 2004.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

          None.

ITEM 5. Other Information.

     On October 27, 2003, the Company received a notice from the American Stock
Exchange Staff indicating that the Company no longer complies with the
Exchange's continued listing standards. Such criteria include minimum levels of stockholders' equity and required net earnings in a minimum number of prior fiscal years. The Company submitted a plan to the Exchange Staff on November 26,
2003 that sets forth definitive actions that management expects will bring the
Company into compliance with the continued listing standards. The Exchange Staff notified the Company on January 23, 2004 of its acceptance of the plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the current listing standards. The Company will be subject to periodic review by the Exchange Staff during the extension period.
Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange. In the recently completed three-month period ended January 31, 2004, the Company's performance was generally consistent with the plan submitted to the Exchange Staff.

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

          (b)  Reports on Form 8-K:

Date of Filing

December 12, 2003   Form 8-K, announcing Elecsys Corporation's financial results for the second quarter ending October 31, 2003, Items 12 and
                    7.
January 28, 2004    Form 8-K, announcing that Elecsys Corporation had received a letter from the American Stock Exchange Staff accepting the
                    Company's plan to comply with their continued listing
                    qualifications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECSYS CORPORATION

March 12, 2004                         /s/ Karl B. Gemperli
-------------------                    -----------------------------------------
Date                                   Karl B. Gemperli
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

March 12, 2004                         /s/ Todd A. Daniels
-------------------                    -----------------------------------------
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

