Form 10KSB
period 2004-04-30
ELECSYS CORP
filed 2004-07-26
CIK 914398

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal year ended April 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                  Commission file number     0-22760

                               Elecsys Corporation
                 (Name of small business issuer in its charter)

          Kansas                                     48-1099142
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                  15301 West 109th Street, Lenexa, Kansas 66219
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number (913)647-0158

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X No
                                                                           ----

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year. $10,612,000
                                                             -------------------

     The aggregate market value of the voting stock held by non-affiliates of the issuer on July 16, 2004, based upon the average bid and ask prices for such stock on that date was $4,075,343. The number of shares of Common Stock of the issuer outstanding as of July 16, 2004 was 2,791,331.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information contained in Items 9, 10, 11, 12, and 14 of Part III of this
Form 10-KSB have been incorporated by reference to our Proxy Statement for our
Annual Meeting of Stockholders to be filed with the Securities and Exchange
Commission within 120 days after the close of the fiscal year ended April 30,
2004.

Transitional Small Business Disclosure Form (Check One): Yes       No  X
                                                            ----

                                     Part I

Item 1.    DESCRIPTION OF BUSINESS

General

         Elecsys Corporation ("Elecsys," the "Company," or "We"), through its wholly owned subsidiary, DCI, Inc. ("DCI") is a designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, safety systems and industrial and consumer product industries. The Company has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays ("LCDs"), light emitting diode displays ("LEDs"), and keypads with circuit boards and other electronic components. The Company becomes an extension of the OEMs' organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. We offer an effective single source solution for our customers custom electronic interface requirements.

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

         On December 31, 2002, DCI completed the purchase of certain assets, including accounts receivable, inventory, property and equipment, and a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. Crystaloid was a pioneer in the development of LCD technology, a supplier to the avionics industry, and a competitor of ours in the LCD business.

         In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG and is the electronic manufacturing source for NTG. NTG supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry.

         In January 2004, DCI entered into an agreement with Pro-Tronix, Inc.
("Pro-Tronix"), an Olathe, Kansas contract electronics manufacturer that was preparing to cease operations, pursuant to which the customers of Pro-Tronix were referred to DCI as their new manufacturing source. Some existing sales orders were transferred from Pro-Tronix to DCI and production of those orders was completed at DCI's facility. A commission is paid to the owner of Pro-Tronix based on the completion of existing Pro-Tronix sales orders that were transferred to DCI and any additional sales orders awarded to DCI from the former Pro-Tronix customer base for the next three years. This agreement also included some consigned inventory, for which DCI pays Pro-Tronix as it is consumed. Some key Pro-Tronix employees were hired by DCI to assist in the transition of the Pro-Tronix customer base. We

have added several new customers with this initiative and expect nearly
$1,000,000 in new business from those customers in fiscal 2005.

Strategy

         Our strategy is to leverage our expertise as an electronic manufacturing services ("EMS") provider, capable of integrating specialized technologies such as custom LCD fabrication, light emitting diode ("LED")
display production, and microelectronic assembly capability, to provide solutions to our customers' electronic interface needs. We are an extension of our customers' organizations and offer a compelling single source solution that encompasses design, manufacturing and support services from product conception through volume production.

         Our management team views the integration of electronic manufacturing services with specialized niche technologies to be a large and growing market.
These expanded technological capabilities are expected to broaden our total service offering which will drive our growth efforts. It is our primary focus to grow internally through our existing customer base and additions to our customer base for which our expertise in EMS, displays, display integration, and customer service is a single-source solution. To further develop our business and complement our internal growth strategy, we will continue to selectively evaluate opportunities that would permit us to leverage our capabilities. We will continue to explore complementary niche technologies in order to expand our technological capabilities and drive our growth into additional sectors of the
EMS market. We will look at businesses where we see an opportunity to add complementary customers and capabilities or purchase assets at reasonable prices. We are committed to expand and grow when an attractive opportunity presents itself. Our investment in NTG and our agreement with Pro-Tronix are examples of external growth opportunities.

Business

         Through DCI, we provide a range of design, manufacturing, integration and testing services to OEMs that desire a cost-effective single source for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production. We design, manufacture, integrate, and test electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules, and custom LED display arrays. The electronic interfaces, assemblies, and LCDs we produce, or import, are used in medical, aerospace, communications, safety systems, industrial and consumer products and other applications. We conduct all of our operations from our 33,000 square foot facility located in Lenexa,
Kansas. We received ISO 9001 certification in November 2000 and were recently certified to the new ISO 9001:2000 standard. Our sales are made primarily to customers in the United States, Canada and a few other international markets, which are serviced through a combination of in-house sales personnel and independent sales representative firms.

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

         Our LCD fabrication process produces custom LCDs for numerous applications. An LCD is a low power display device in which liquid crystal material is sealed in a cell between specially etched plates of conductively coated glass. When an electric field is applied across the glass plates, the liquid crystal material becomes polarized and the display is activated. LCDs are used to display information in a variety of applications from commercial and consumer to aerospace and medical products. We fabricate highly specialized and low- to medium-volume custom LCD devices in our Class 10000 cleanroom located in our Lenexa facility. The cleanroom includes automated photo-imaging and glass scribing process equipment. We maintain relationships with several offshore LCD manufacturers to source our higher volume customer requirements. We are capable of designing and manufacturing a complete display module involving both the custom LCD device and the supporting electronics. A limited number of our competitors currently have the capability to produce such complete modules.

         We believe our design, manufacturing, and integration capabilities, combined with materials management expertise, make us an effective single resource for product development and production that allows customers to integrate their supply chains and reduce their vendor bases. We strive to form long-term partnerships with our customers and to maintain those relationships through superior performance. We focus our marketing efforts on OEMs whose products require the integration of custom electronic interface devices, such as
LCDs, LED displays, or custom input devices, with specialized electronic manufacturing. Our ideal customer requires both design and manufacturing services and places a high value on quality, reliable delivery and customer service. This strategy of focusing on specialized display and interface technologies differentiates us from conventional domestic EMS providers.

Competition

         In the electronic manufacturing services arena, there are numerous domestic and foreign EMS providers with which we compete. Many of these competitors are substantially larger than DCI, with greater financial, operating, manufacturing and marketing resources, including Celestica Inc.,
Flextronics International Ltd., Sanmina-SCI Corporation, and Solectron
Corporation. Many have broader geographic breadth, a broader range of services, and established overseas operations. There are a limited number of LCD manufacturers located in the United States. There are also numerous foreign manufacturers who export LCD products into our primary customer markets. Our ability to integrate custom LCDs, LED displays and other specialized electronic interface technologies with electronic assemblies helps differentiate us from our competitors.

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

Sources and Availability of Raw Materials and Principal Suppliers

         The raw materials used in the manufacture of our products are primarily electronic components and parts. These components and parts are readily available from a number of sources in the United States and abroad. From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. We attempt to actively manage our business in a way that minimizes our exposure to these potential shortages, but we may experience component shortages that could cause us to delay shipments to customers, which could result in lower net sales and operating results.

Dependence on One or a Few Major Customers

         Sales to our largest five customers accounted for 47% of total sales in fiscal 2004, with no single customer exceeding 15%. During fiscal 2004, we lost one of our largest customers, which accounted for $1,401,000, or 13% of sales, as a result of their decision to move the manufacture of their product to an offshore production facility used by its parent company. The loss of any more of these major customers would have a substantial impact on our business. In order to minimize the impact the loss of any one customer might have on our business, we seek to expand and diversify our customer base. We are focusing our increased sales efforts on new market segments and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets. The new market segments include additional industrial products and medical devices. We were successful in changing our manufacturing facility to meet the new ISO 9001:2000 standard and we have registered with the U.S. Food and Drug Administration. We have also added capacity for high-volume LCD products by increased outsourcing through our off-shore manufacturing partners and have also added internal capacity to manufacture high-volume custom LED display arrays. We continue to add, develop and transition our external independent sales representatives in an effort to effectively provide nationwide sales coverage in order to develop opportunities for new products in new markets.. We continue to see improvement in these efforts as demonstrated by an expanding customer base and a smaller percentage of total sales to our top five customers in fiscal 2004 (47%) as compared to fiscal 2003 (59%).

Intellectual Property

         The "Elecsys" name is subject to common law trademark protection and the "Crystaloid" name is a registered trademark. We do not own any other material patents, registered trademarks or copyrights. Some intellectual property that is used in our DCI business, such as drawings and manufacturing and engineering specifications, is owned by our customers and maintained by DCI as our customers' proprietary information. Other material intellectual property, consisting of bills of material, production plans, software, material specifications and manufacturing knowledge, are developed and owned by DCI as confidential proprietary information. In addition, we depend on recruiting, training and retaining our employees, who are required to have sufficient knowledge to operate advanced equipment and to conduct sensitive and complicated manufacturing operations. We have non-competition and non-disclosure agreements in place with key members of the management team.

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

Total Number of Employees

         At April 30, 2004, we had a total of 78 full time employees and 2 part-time employees, all of whom were employees of DCI. None of our employees are represented by a labor organization or subject to a collective bargaining agreement. Our management team believes that our relationship with our employees is good.

Item 2.    DESCRIPTION OF PROPERTY

         We conduct operations from the DCI facility, a 33,000 square foot building on four acres located at 15301 West 109th Street, Lenexa, Kansas. We have a leasehold interest in this property subject to City of Lenexa, Kansas
Variable Rate Demand Industrial Development Revenue Bonds (DCI Project) Series
1998. The face amount of the Bonds outstanding at April 30, 2004 was $1,570,000 and is due in annual payments beginning October 2005 and ranging from $100,000 to $200,000 through 2017. We use approximately 25,000 square feet for manufacturing operations while the remaining 8,000 square feet is used for engineering, administration and marketing. Our Lenexa facility is in good working order. Upon repayment of the Bonds in whole, we will hold title to the
Lenexa facility.

         During fiscal 2004, we leased an additional 10,000 square feet of building space in a nearby industrial complex that was used for light manufacturing and storage. We vacated the building when the lease expired on
December 31, 2003.

Item 3.    LEGAL PROCEEDINGS

         From time to time, we are a party to routine litigation that is incidental to the business. Currently there is no pending or outstanding litigation against the Company. The Company is also not aware of any proceedings pending or contemplated by a governmental authority.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended April 30, 2004.

                                     Part II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Stock Trading

The Company's common stock trades on the American Stock Exchange under the symbol "ASY".

On October 27, 2003, the Company received a notice from the American Stock
Exchange (the "Amex" or "Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing standards. Such standards include minimum levels of stockholders' equity and required net earnings in a minimum number of prior fiscal years. The Company sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including its subsidiary that was sold in fiscal year 2002, and an impairment loss on goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142,
Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff on November 26, 2003 that sets forth definitive actions that management expects will bring the Company into compliance with the continued
listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company's plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. The Company will be subject to periodic review by
Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the
American Stock Exchange. In the recently completed six-month period ended April
30, 2004, the Company's operating income, net income and stockholder's equity were consistent with the plan submitted to the Exchange Staff.

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for
Elecsys common stock as reported by the American Stock Exchange for the two preceding fiscal years. No cash dividends were declared during such time. As of
April 30, 2004, the Company had approximately 175 stockholders of record.

               Fiscal Year 2004                     High                   Low
                                             -------------------------------------------
               First Quarter                       $1.90                 $1.50
               Second Quarter                       2.06                  1.20
               Third Quarter                        1.40                  1.00
               Fourth Quarter                       1.35                  1.02
               For the Year                        $2.06                 $1.00

               Fiscal Year 2003                     High                   Low
                                             -------------------------------------------
               First Quarter                       $0.84                 $0.55
               Second Quarter                       0.92                  0.62
               Third Quarter                        1.65                  0.85

               Fourth Quarter                       1.60                  1.01
               For the Year                        $1.65                 $0.55

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Overview

         Elecsys Corporation ("Elecsys," the "Company," or "We"), through its wholly owned subsidiary, DCI, Inc. ("DCI") is a designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, safety systems and industrial and consumer product industries. The Company has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays ("LCDs"), light emitting diode displays ("LEDs"), and keypads with circuit boards and other electronic components. The Company becomes an extension of the OEMs' organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. Our sales are made primarily to customers within the
United States, but also include Canada and several other international markets.

         On December 31, 2002, DCI completed the purchase of certain assets, including accounts receivable, inventory, property, equipment, and a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. Crystaloid was a LCD supplier to the avionics industry and a competitor of ours in the LCD business. The consideration for the assets purchased totaled approximately $1,294,000, which was funded by the Company's line of credit and available cash.

         In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG. NTG supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI is the electronic manufacturing source for NTG and DCI's sales to NTG for the fiscal year ended April 30, 2004 were approximately $277,000, of which $20,000 was outstanding as accounts receivable at April 30, 2004.

         On October 27, 2003, the Company received a notice from the American
Stock Exchange (the "Amex" or "Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing standards. Such standards include minimum levels of stockholders' equity and required net earnings in a minimum number of prior fiscal years. The Company sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including its subsidiary that was sold in fiscal year 2002, and an impairment loss on goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No.
142, Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff on November 26, 2003 that sets forth definitive actions that management expects will bring the Company into compliance with the continued
listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company's plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. The Company will be subject to periodic review by
Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the
American Stock Exchange. In the recently completed six-month period ended April
30, 2004, the Company's operating income, net income and stockholder's equity were consistent with the plan submitted to the Exchange Staff.

         In January 2004, DCI entered into an agreement with Pro-Tronix, Inc.
("Pro-Tronix"), an Olathe, Kansas contract electronics manufacturer that was preparing to cease operations, pursuant to which the customers of Pro-Tronix were referred to DCI as their new manufacturing source. Some existing sales orders were transferred from Pro-Tronix to DCI and production of those orders was completed at DCI's facility. A commission is paid to the owner of Pro-Tronix based on the completion of existing Pro-Tronix sales orders that were transferred to DCI and any additional sales orders awarded to DCI from the former Pro-Tronix customer base for the next three years. This agreement also included some consigned inventory, for which DCI pays Pro-Tronix as it is consumed. Some key Pro-Tronix employees were hired by DCI to assist in the transition of the Pro-Tronix customer base. We have added several new customers with this initiative and expect nearly $1,000,000 in new business from those customers in fiscal 2005.

         In February 2004, the Board of Directors decided to evaluate and explore other means of enhancing the value of the Company's common stock. As a result of this decision, the Board of Directors amended the Company's agreement with Merit Capital & Management ("Merit Capital"), whose president and sole shareholder is Mr. Michael J. Meyer, the Company's former Chairman of the Board of Directors. The agreement was amended to pay Merit Capital an additional fee of $4,500 per month to evaluate and explore strategic alternatives for the
Company for five months commencing March 2004 and ending July 2004. In July
2004, Mr. Stan Gegen was appointed to the Board of Directors to fulfill the term of Mr. David J. Schulte, a Managing Director of Kansas City Equity Partners
("KCEP"). Mr. Schulte resigned from the Board in June 2004 as a direct result of a transaction in which the Company's management team purchased all of the
Company's common stock and the subordinated debenture held by KCEP Ventures II,
L.P. Also in July 2004, Mr. Meyer resigned as Chairman of the Board of Directors and the Board of Directors then appointed Mr. Robert D. Taylor as Chairman of the Board of Directors and Mr. Gegen as Audit Committee Chairman. Although the
five-month assignment by Merit Capital is nearly completed and no specific transactions have resulted, the Board of Directors intends to remain alert to opportunities that would allow for enhanced value of the Company's common stock.

Results of Operations

         The following table sets forth for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                       Years Ended
                                       ----------------------------------------------------------------------------
                                                  April 30, 2004                         April 30, 2003
Sales                                          $10,612             100.0%             $11,291              100.0%

Cost of products sold                            7,639              72.0%               7,670               67.9%
                                       ----------------- -------------------- ----------------- -------------------
Gross margin                                     2,973              28.0%               3,621               32.1%
Selling, general and
  administrative expenses                        2,767              26.1%               2,845               25.2%
Asset acquisition related
  expenses                                          --                 --                 381                3.4%
                                       ----------------- -------------------- ----------------- -------------------
Total operating expenses                         2,767              26.1%               3,226               28.6%
                                       ----------------- -------------------- ----------------- -------------------
Operating income                                   206               1.9%                 395                3.5%
Interest expense                                 (226)             (2.1%)               (187)              (1.7%)
Other income, net                                    4               0.0%                   6                0.1%
                                       ----------------- -------------------- ----------------- -------------------
Income (loss) before income
  taxes and cumulative effect
  of accounting change                            (16)             (0.2%)                 214                1.9%
Cumulative effect of
  accounting change                                 --                 --             (1,618)             (14.3%)
Income tax benefit                                  39               0.4%                  --                  --
                                       ----------------- -------------------- ----------------- -------------------
Net income (loss)                                  $23               0.2%            $(1,404)             (12.4%)
                                       ================= ==================== ================= ===================
Net income (loss) per share-
  Basic                                          $0.01                                $(0.50)
                                       =================                      =================
Net income (loss) per share -
  Diluted                                        $0.01                                $(0.50)
                                       =================                      =================

     Sales for the year ended April 30, 2004 were $10,612,000, a decrease of
$679,000 or 6% from $11,291,000 in fiscal 2003. The decrease was primarily the result of a slowdown in existing customer orders in the electronics assembly product line and a reduction in sales to one of our largest customers as a result of their permanent decision, made during our fiscal third quarter, to move the manufacture of its product to the offshore production facility used by its parent company. The final shipments to this customer were completed in
January 2004 and total shipments were $1,401,000 and $2,240,000, in the years ended April 30, 2004 and 2003, respectively. These decreases were slightly offset by increases in the LCD production and LCD resale product lines which were the result of the addition of some former Crystaloid customers and increases in our marketing efforts. We are continuing to aggressively pursue new customer opportunities that include new electronic hybrid and electronic assembly products and new products at current customers. We believe that our direct and indirect sales forces will be able to capitalize on new and existing customer opportunities as they focus on electronic manufacturing services, especially those opportunities that require our expertise of integrating LCDs and LEDs with electronics. We expect to experience an increase in sales for the first half of fiscal year 2005 as compared to fiscal year 2004 as a result of increases in orders from new and recurring customers that represents recurring business.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the year ended April 30, 2004 was 28%, or
$2,973,000, compared to 32%, or $3,621,000, for the year ended April 30, 2003.
The reduction in gross margin of $648,000 in the current fiscal year reflected a change in the product mix, fewer strategic pricing opportunities in the electronic assembly product line as compared with the prior fiscal year, the effect of lower production efficiencies due to decreased sales volumes in the electronic assembly and electronic hybrid product lines, and the relocation of one of our electronic assembly product lines from our formerly leased facility to our main facility. The decrease in production levels from the loss of one of our largest customers and the related decrease in production efficiencies resulted in a labor force reduction during the fiscal year that brought our number of production personnel in line with our expected product mix and anticipated volumes. We expect that our gross margins achieved in the current fiscal year will continue over the next few quarters as a result of expected product mix, the additions to our customer base and marginal increases in production employees that will be required to meet increases in production.

         Selling, general and administrative ("SG&A") expenses decreased
$78,000, or 2.7%, to $2,767,000, or 26.1% of sales in the fiscal year ended
April 30, 2004 compared to $2,845,000, or 25.2% of sales in the fiscal year ended April 30, 2003. The decrease was primarily due to a reduction in professional fees, which in fiscal 2003 included an independent third party valuation analysis as a result of the adoption of SFAS No. 142, and lower personnel costs for fiscal 2004 as compared to fiscal 2003. The decrease in personnel costs was primarily the result of a decrease in bonuses in fiscal
2004. We expect that our SG&A expenses will continue at or near their current levels in the next fiscal year as a result of our continuing efforts to control our corporate expenditures and manage our operating costs.

         Asset acquisition related expenses totaled $381,000 for the fiscal year ended April 30, 2003. These expenses were the direct result of the Company acquiring certain assets from Crystaloid and included such expenses as accounting, legal, travel and integration, and start-up expenses. The Company did not incur any asset acquisition related expenses in the fiscal year ended
April 30, 2004.

         Interest expense increased from $187,000 in fiscal 2003 to $226,000 in fiscal 2004. This increase of $39,000, or 20.9%, was primarily due to increased average borrowings on the line of credit that were outstanding during the year.
There were no outstanding borrowings remaining on the operating line of credit as of April 30, 2004. We expect to periodically utilize this line of credit in the next fiscal year as our business grows and capital is needed to meet operating requirements and debt repayment.

         Effective May 1, 2002, we adopted SFAS No. 142, which requires, among other things, the discontinuance of amortization of goodwill and the evaluation of goodwill for potential impairment. As a result of the tests required under
SFAS No. 142, we incurred an impairment loss of the entire recorded goodwill that was the result of the acquisition of DCI in February 2000. We hired a third party independent firm to conduct the valuation analysis. The independent firm provided a valuation opinion based on historical quoted market prices of our common stock, comparison of market value of comparable businesses, and a market value calculated from discounted cash flows. The amount of the impairment loss was approximately $1,618,000, which is presented as a cumulative effect of accounting change for the fiscal year ended April 30, 2003.

         The $39,000 income tax benefit for the year ended April 30, 2004 was primarily due to the filing of amended tax returns claiming refunds for federal and state income taxes paid in prior years as a result of carry backs of net operating losses. No other income tax provision or benefit was recorded for the years ended April 30, 2004 and 2003 primarily due to net operating loss carry forwards available, which have been fully reserved due to the uncertainty of their utilization.

         Primarily as a result of the above factors, net income for fiscal year
2004 was $23,000, or $0.01 per diluted share, as compared to a net loss of
$1,404,000, or $0.50 per diluted share, in fiscal year 2003.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $377,000 to $330,000 as of April
30, 2004 compared to $707,000 as of April 30, 2003. This decrease was mainly attributable to the cash used in operating activities as well as investing activities.

         We used cash in operating activities of $155,000 and provided cash of
$1,508,000 for the fiscal years ended April 30, 2004 and 2003, respectively. The cash flow used in operating activities was primarily due to increases in accounts receivable and inventory of $124,000 and $135,000, respectively. The increase in accounts receivable was due to the increase in sales at the end of the fiscal year as compared to the prior fiscal year and the increase in purchases of inventory as a result of increases in sales orders from new and current customers. A decrease in accounts payable of $198,000 was the result of efforts to bring our vendors within their credit terms and a decrease in accrued expenses of $102,000 was due primarily to bonuses that were accrued in the prior fiscal year but not in fiscal year 2004. Depreciation and amortization totaled
$302,000 for the year ended April 30, 2004 compared to $373,000 for the year ended April 30, 2003.

         Net cash used in investing activities totaled $209,000 for the year ended April 30, 2004 compared to the cash used in investing activities of
$1,581,000 during fiscal 2003. The net cash used during the current fiscal year was the result of the $100,000 investment in NTG, purchases of property and equipment of approximately $122,000 and $13,000 of cash received from the disposal of equipment. The use of cash in fiscal 2003 primarily resulted from the purchase of the Crystaloid assets for $1,294,000, which included accounts receivable, inventory, fixed assets and intellectual property, and purchases of property and equipment of $287,000.

         Net cash used in financing activities totaled approximately $12,000 for the year ended April 30, 2004 and was the result of regularly scheduled monthly payments made towards a note payable to the former DCI stockholders. Net cash provided by financing activities in fiscal year 2003 was the result of proceeds from the exercise of stock options.

         The Company has a $2,000,000 revolving line of credit facility that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus 1.5% (5.5% at April 30,
2004) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We have utilized the line of credit for operating cash during the fiscal year and as of April 30, 2004, there was no remaining outstanding

balance on the line of credit. We expect to be able to renew the line of credit upon its expiration.

         The Company has a letter of credit with a bank related to the
Industrial Revenue Bonds for its Lenexa, Kansas facility which expires April 15,
2005. We expect to be able to renew the letter of credit upon its expiration.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayment.

Subsequent Event

         On June 2, 2004, the Company announced that certain members of the
Company's management team had purchased all of the common stock and the subordinated debenture held by KCEP Ventures II, L.P. ("KCEP"). Individual management team members purchased all of KCEP's ownership position in the
Company's common stock and Eiger Investment Group, L.L.C., which is owned by certain members of the Company's management team, purchased the $500,000 convertible subordinated debenture from KCEP. The warrant for the purchase of up to 45,635 shares of the Company's common stock was amended to expire in August
2009, and the warrant continues to be held by KCEP. As part of this transaction,
Mr. David J. Schulte, a Managing Director of KCEP, resigned from the Company's
Board of Directors.

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

Selected Quarterly Financial Data (Unaudited)

         The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended April 30, 2004 and 2003. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

                                                                        Three Months Ended
                                             July 31, 2003       October 31, 2003       January 31, 2004       April 30, 2004
                                             -------------       ----------------       ----------------       --------------
                                                                          (In thousands)
Sales                                               $2,619                 $2,739                 $2,749               $2,505
Gross margin                                           695                    755                    670                  853
Operating income (loss)                               (92)                    (7)                     18                  287
Income (loss) before
     income taxes                                    (149)                   (69)                   (39)                  241
Net income (loss)                                   $(113)                 $ (69)                 $ (43)                $ 248
Net cash provided by (used
    in) operating activities                        $(391)                 $  237                 $(102)                $ 101

                                                                        Three Months Ended
                                             July 31, 2002       October 31, 2002       January 31, 2003       April 30, 2003
                                             -------------       ----------------       ----------------       --------------
                                                                          (In thousands)
Sales                                               $2,844                 $2,776                 $2,553               $3,118
Gross margin                                           871                    986                    723                1,041
Operating income (loss)                                128                    256                  (155)                  166
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

New Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting
for Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The expanded annual disclosure requirements and the transition provisions were adopted by the Company in fiscal year 2003.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities. FIN 46 clarifies the application of
Accounting Research Bulletin No. 51, "Consolidated Financial Statements." It
establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. The requirements of the interpretation are effective for the Company no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

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

Forward Looking Statements

         This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the
Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and
Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may,"
"expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the Company's dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the
Company's existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers'
products, price competition from larger and better financed

competitors, and the factors and conditions described in the discussion of
"Results of Operations" and "Liquidity and Capital Resources" as contained in
Management's Discussion and Analysis of Financial Condition and Results of
Operations of this annual report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB and current reports on
Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7.    FINANCIAL STATEMENTS

         The information required for Item 310(a) of Regulation S-B and provided on pages F-1 through F-18 of this filing on Form 10-KSB are hereby incorporated by reference herein.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

         We engaged Ernst & Young LLP to audit our financial statements for the fiscal year ended April 30, 2004. We have no disagreements with our independent registered public accounting firm through the date of this filing.

Item 8A.   CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief
Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004. There were no material changes in the Company's internal control over financial reporting during the 2004 fiscal year.

                                    Part III

Item 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company has adopted a Code of Ethics for the Company's officers and directors. A copy of the Code of Ethics may be obtained without charge by contacting the Company's Secretary at the Company's headquarters, 15301 West
109th Street, Lenexa, Kansas 66219.

         The remaining information required to be disclosed pursuant to this
Item 9 (Items 401 and 405 of Regulation S-B) is incorporated by reference to our
Proxy Statement for our Annual Meeting of Stockholders to be filed with the
Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2004.

Item 10.   EXECUTIVE COMPENSATION

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2004.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2004.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2004.

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
                         Securities and Exchange Commission, is incorporated
                         hereby by reference.

                    (i)  Registration Rights Agreement, dated February 7, 2000, by and among Airport Systems International, Inc., Chris
                         I. Hammond, Larry C. Klusman and William D. Cook,
                         attached as Exhibit 10.5 to the Company's Form 8-K
                         filed February 15, 2000, with the Securities and
                         Exchange Commission, is incorporated hereby by
                         reference.

                    (j)  Investor's Rights Agreement, dated February 7, 2000, by and among Airport Systems International, Inc. and KCEP
                         Ventures II, L.P., attached as Exhibit 10.6 to the
                         Company's Form 8-K filed February 15, 2000, with the
                         Securities and Exchange Commission, is incorporated
                         hereby by reference.

                    (k)  10% Convertible Subordinated Debenture, due February 7,
                         2005, dated February 7, 2000, attached as Exhibit 10.7
                         to the Company's Form 8-K filed February 15, 2000, with
                         the Securities and Exchange Commission, is incorporated
                         hereby by reference.

                    (l)  Warrant, attached as Exhibit 10.8 to the Company's Form
                         8-K filed February 15, 2000, with the Securities and
                         Exchange Commission, is incorporated hereby by
                         reference.

                    (m)  Letter Agreement, dated September 27, 2001 by and
                         between the Company and KCEP Ventures II, L.P. attached
                         as Exhibit 10(o) of the Company's Form 10-KSB filed
                         July 29, 2002 with the Securities and Exchange
                         Commission, is incorporated herein by reference.

                    (n)  Asset Purchase Agreement between DCI, Inc., Crystaloid
                         Technologies, Inc., Jackson Products, Inc. and Elecsys
                         Corporation.

21                  SUBSIDIARIES OF THE COMPANY

23                  Consent of Ernst & Young LLP

31.1                Rule 13a-14(a)/15d-14(a) Certification of President and
                    Chief Executive Officer (Principal Executive Officer)

31.2                Rule 13a-14(a)/15d-14(a) Certification of Vice President
                    and Chief Financial Officer (Principal Financial and
                    Accounting Officer)

32.1                Section 1350 Certification of President and Chief Executive
                    Officer (Principal Executive Officer)

32.2                Section 1350 Certification of Vice President and Chief
                    Financial Officer (Principal Financial and Accounting Officer)

(b)  REPORTS ON FORM 8-K:

     The following were reports filed on Form 8-K or 8-K/A during the last quarter of the fiscal year:

     Date of Filing
     March 12, 2004     Form 8-K, announcing Elecsys Corporation's third quarter results for the period ended January 31, 2004.  (Items 7 and 12).

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within
120 days after the close of the year ended April 30, 2004.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ELECSYS CORPORATION

Date:  July 26, 2004                         /s/ Karl B. Gemperli
                                             -------------------------------------
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

         /s/ Karl B. Gemperli                                 Date:  July 26, 2004
--------------------------------------------
Karl B. Gemperli
President, Chief Executive Officer and Director
Principal Executive Officer

         /s/ Todd A. Daniels                                  Date:  July 26, 2004
--------------------------------------------
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

         /s/ Robert D. Taylor                                 Date:  July 26, 2004
--------------------------------------------
Robert D. Taylor
Chairman of the Board of Directors

         /s/ Michael J. Meyer                                 Date:  July 26, 2004
--------------------------------------------
Michael J. Meyer
Director

         /s/ Stan Gegen                                       Date:  July 26, 2004
--------------------------------------------
Stan Gegen
Director

                                  EXHIBIT INDEX

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

          (i)  Registration Rights Agreement, dated February 7, 2000, by and among Airport Systems International, Inc., Chris I. Hammond,
               Larry C. Klusman and William D. Cook, attached as Exhibit 10.5 to the Company's Form 8-K filed February 15, 2000, with the
               Securities and Exchange Commission, is incorporated hereby by reference.

          (j)  Investor's Rights Agreement, dated February 7, 2000, by and among
               Airport Systems International, Inc. and KCEP Ventures II, L.P.,
               attached as Exhibit 10.6 to the Company's Form 8-K filed February
               15, 2000, with the Securities and Exchange Commission, is
               incorporated hereby by reference.

          (k)  10% Convertible Subordinated Debenture, due February 7, 2005,
               dated February 7, 2000, attached as Exhibit 10.7 to the Company's
               Form 8-K filed February 15, 2000, with the Securities and
               Exchange Commission, is incorporated hereby by reference.

          (l)  Warrant, attached as Exhibit 10.8 to the Company's Form 8-K filed
               February 15, 2000, with the Securities and Exchange Commission, is incorporated hereby by reference.

          (m)  Letter Agreement, dated September 27, 2001 by and between the
               Company and KCEP Ventures II, L.P. attached as Exhibit 10(o) of the Company's Form 10-KSB filed July 29, 2002 with the Securities and Exchange Commission, is incorporated herein by reference.

          (n)  Asset Purchase Agreement between DCI, Inc., Crystaloid
               Technologies, Inc., Jackson Products, Inc. and Elecsys
               Corporation.

21        SUBSIDIARIES OF THE COMPANY

23        Consent of Ernst & Young LLP

31.1      Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive
          Officer (Principal Executive Officer)

31.2      Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief
          Financial Officer (Principal Financial and Accounting Officer)

32.1      Section 1350 Certification of President and Chief Executive Officer
          (Principal Executive Officer)

32.2      Section 1350 Certification of Vice President and Chief Financial Officer
          (Principal Financial and Accounting Officer)

                           FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm  . . . . . . . . . .. . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of April 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Operations
    Years Ended April 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity
    Years Ended April 30, 2004 and 2003 . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows
    Years Ended April 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elecsys
Corporation and Subsidiaries (the Company) as of April 30, 2004 and 2003, and
the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys
Corporation and Subsidiaries at April 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, in 2003 the
Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP
Kansas City, Missouri
June 18, 2004

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                              April 30, 2004         April 30, 2003
                                                                             -----------------      -----------------
ASSETS
   Current assets:
      Cash and cash equivalents                                                         $ 330                  $ 707
      Accounts receivable, less allowances of $52 in 2004
        and $131 in 2003                                                                1,440                  1,343
      Inventories                                                                       2,095                  1,960
      Prepaid expenses                                                                    106                    143
                                                                             -----------------      -----------------
   Total current assets                                                                 3,971                  4,153

   Property and equipment, at cost:
      Land                                                                                637                    637
      Building and improvements                                                         1,103                  1,093
      Equipment                                                                         2,019                  2,019
                                                                             -----------------      -----------------
                                                                                        3,759                  3,749
      Accumulated depreciation and amortization                                       (1,147)                  (983)
                                                                             -----------------      -----------------
                                                                                        2,612                  2,766

   Investment in NTG, LLC                                                                 100                     --
   Other assets, net                                                                       34                     68
                                                                             -----------------      -----------------
Total assets                                                                           $6,717                 $6,987
                                                                             =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                   $901                 $1,099
      Accrued expenses                                                                    439                    541
      Current portion of long-term debt                                                   914                     14
                                                                             -----------------      -----------------
   Total current liabilities                                                            2,254                  1,654

   Long-term debt, less current portion                                                 1,430                  2,323

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued and outstanding                                            --                     --
      Common stock, $.01 par value, 10,000,000 shares authorized;
        issued and outstanding - 2,791,331 at April 30, 2004 and 2003                      28                     28
      Additional paid-in capital                                                        8,140                  8,140
      Accumulated deficit                                                             (5,135)                (5,158)
                                                                             -----------------      -----------------
   Total stockholders' equity                                                           3,033                  3,010
                                                                             -----------------      -----------------
Total liabilities and stockholders' equity                                             $6,717                 $6,987
                                                                             =================      =================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                           Years Ended April 30,
                                                                    ---------------- -- ----------------
                                                                         2004                2003
                                                                    ----------------    ----------------
Sales                                                                       $10,612             $11,291
Cost of products sold                                                         7,639               7,670
                                                                    ----------------    ----------------
Gross margin                                                                  2,973               3,621

Selling, general and administrative expenses                                  2,767               2,845
Asset acquisition related expenses                                               --                 381
                                                                    ----------------    ----------------
Total operating expense                                                       2,767               3,226
                                                                    ----------------    ----------------

Operating income                                                                206                 395

Other income (expense):
  Interest expense                                                            (226)               (187)
  Other income, net                                                               4                   6
                                                                    ----------------    ----------------
Income (loss) from operations before income taxes and
  cumulative effect of accounting change                                       (16)                 214

Income tax benefit                                                               39                  --
                                                                    ----------------    ----------------
Income before cumulative effect of accounting change                             23                 214
Cumulative effect of accounting change                                           --             (1,618)
                                                                    ----------------    ----------------
Net income (loss)                                                              $ 23            $(1,404)
                                                                    ================    ================

Income (loss) per share information:
  Basic:
  Income per share before cumulative effect of
    accounting change                                                         $0.01               $0.08
  Cumulative effect of accounting change                                         --              (0.58)
                                                                    ----------------    ----------------
  Income (loss) per share                                                     $0.01             $(0.50)
                                                                    ================    ================
  Weighted average common shares outstanding - basic                          2,791               2,791

  Diluted:
  Income per share before cumulative effect of
    accounting change                                                         $0.01               $0.08
  Cumulative effect of accounting change                                         --              (0.58)
                                                                    ----------------    ----------------
  Income (loss) per share                                                     $0.01             $(0.50)
                                                                    ================    ================
  Weighted average common shares outstanding - diluted                        2,860               2,823

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                    Additional                                  Total
                                                   Common             Paid-In           Accumulated         Stockholders'
                                                   Stock              Capital             Deficit               Equity
                                               ---------------    ----------------    -----------------    -----------------
Balance at April 30, 2002                                 $28             $ 8,138             $(3,754)               $4,412
   Issuance of common stock through
     exercise of stock options                             --                   2                   --                    2
   Net loss                                                --                  --              (1,404)              (1,404)
                                               ---------------    ----------------    -----------------    -----------------
Balance at April 30, 2003                                  28               8,140              (5,158)                3,010
   Net income                                              --                  --                   23                   23
                                               ---------------    ----------------    -----------------    -----------------
Balance at April 30, 2004                                 $28             $ 8,140             $(5,135)               $3,033
                                               ===============    ================    =================    =================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Years ended April 30,
                                                                                   --------------------------------------
                                                                                         2004                 2003
                                                                                   -----------------    -----------------
Operating Activities:
Net income (loss)                                                                              $ 23              $(1,404)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
    Depreciation                                                                                270                   343
    Amortization                                                                                 32                    30
    Provision for doubtful accounts                                                              27                    59
    Gain on disposal of property and equipment                                                  (8)                    --
    Cumulative effect of accounting change                                                       --                 1,618
    Changes in operating assets and liabilities:
      Accounts receivable                                                                     (124)                   493
      Inventories                                                                             (135)                   174
      Accounts payable                                                                        (198)                   125
      Accrued expenses                                                                        (102)                   114
      Other, net                                                                                 59                  (44)
                                                                                   -----------------    -----------------
Net cash (used in) provided by operating activities                                           (156)                 1,508

Investing Activities:
Investment in NTG, LLC                                                                        (100)                    --
Purchases of property and equipment                                                           (122)                 (287)
Proceeds from sale of property and equipment                                                     13                    --
Assets acquired from Crystaloid                                                                  --               (1,294)
                                                                                   -----------------    -----------------
Net cash used in investing activities                                                         (209)               (1,581)

Financing Activities:
Principal payments on long-term debt                                                           (12)
Borrowings on note payable to bank                                                            2,030                 1,000
Payments on note payable to bank                                                            (2,030)               (1,000)
Proceeds from exercise of stock options                                                          --                     2
                                                                                   -----------------    -----------------
Net cash (used in) provided by financing activities                                            (12)                     2
                                                                                   -----------------    -----------------
Net decrease in cash and cash equivalents                                                     (377)                  (71)
Cash and cash equivalents at beginning of year                                                  707                   778
                                                                                   -----------------    -----------------
Cash and cash equivalents at end of year                                                       $330                  $707
                                                                                   =================    =================

Supplemental Disclosures of Cash Flow Information:
Cash payments for (receipts of):
Interest                                                                                       $107                  $185
Income taxes                                                                                   (32)                    --

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 April 30, 2004

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Business
         Elecsys Corporation (the "Company"), through its wholly owned subsidiary DCI, Inc. ("DCI"), is a leading designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, safety systems and industrial and consumer product industries. The Company has unique capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays, light emitting diode displays, and keypads with circuit boards and other electronic components. The Company becomes an extension of the OEMs organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. The Company's sales are made primarily to customers within the
United States, but also include Canada and several other international markets.

Principles of Consolidation
         The accompanying consolidated financial statements include the accounts of Elecsys Corporation (Elecsys) and its wholly-owned subsidiary, DCI. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk and Financial Instruments
         The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit risk is managed through credit approvals, credit limits, and monitoring procedures. Credit losses are provided for in the Company's consolidated financial statements and historically have been within management's expectations. The Company had sales to five customers which accounted for 47% and 59% of total sales for 2004 and 2003, respectively.

         The carrying value of the Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Revenue Recognition
         Revenue is recognized upon shipment of product to the Company's customers.

Inventories
         Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories are summarized by major classification as follows (in thousands):

                                                 April 30,
                                           2004            2003
                                       -------------    ------------
          Raw materials                      $1,713          $1,586
          Work-in-process                       382             374
                                       -------------    ------------
                                             $2,095          $1,960
                                       =============    ============

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

Advertising Costs
         The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $39,000 and $75,000 for the years ended April 30, 2004 and 2003, respectively.

Stock-Based Compensation
         At April 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, and the related interpretations. Under APB No. 25, no employee compensation expense is recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based
Compensation, to stock-based employee compensation (in thousands, except per share data):

                                                                                Years Ended April 30,
                                                                              2004                2003
                                                                         ----------------    ----------------
    Net income (loss), as reported                                                   $23            $(1,404)
    Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all options, net of tax                                            (59)                (63)
                                                                         ----------------    ----------------
    Pro forma net loss                                                             $(36)            $(1,467)
                                                                         ================    ================

    Net income (loss) per share:
             Basic - as reported                                                   $0.01             $(0.50)
             Basic - pro forma                                                   $(0.01)             $(0.53)

             Diluted - as reported                                                 $0.01             $(0.50)
             Diluted - pro forma                                                 $(0.01)             $(0.52)

The fair value of the above options was estimated at the date of grant using the
Black-Scholes option-pricing model with the following key assumptions:

                                                                        Years Ended April 30,
                                                                      2004                 2003
                                                                -----------------    -----------------
        Expected years until exercise                                   5                    5
        Risk-free interest rate                                         4.25%                4.25%
        Expected stock volatility                                      80.1%                80.1%
        Expected dividend yield                                         0%                   0%

New Accounting Pronouncements
         In December 2002, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting
for Stock-Based Compensation -- Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of acounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. SFAS No. 123 was adopted by the Company in fiscal
2003.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities. FIN 46 clarifies the application of
Accounting Research Bulletin No. 51, "Consolidated Financial Statements." It
establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. The requirements of the interpretation were effective for the Company for the fiscal year ended April
30, 2004. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the
Company's 2004 second fiscal quarter. The Company's adoption of this statement did not have an impact on its consolidated financial statements.

Reclassification
         Certain reclassifications have been made to prior year's financial statements to conform to the current year's financial statement presentation.

2.       INVESTMENT

         In August 2003, DCI invested $100,000 (maximum exposure to loss) to become a 19% member of Network Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG. Network Technologies Group, LLC supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI is the electronic manufacturing source for NTG and had sales of approximately $277,000 to NTG for the fiscal year ended April 30,
2004, of which $20,000 was outstanding as accounts receivable at April 30, 2004.
DCI's investment in NTG is accounted for under the cost method.

3.       ASSETS ACQUIRED

         On December 31, 2002, DCI completed the purchase of certain assets, including accounts receivable, inventory, property, equipment, and a customer list, from Crystaloid Technologies, Inc. ("Crystaloid"), which had closed its production facility on December 20, 2002. The total consideration for the assets purchased of approximately $1,294,000, was funded by the Company's line of credit and available cash. The purchase price was allocated to the acquired assets based on their estimated fair market values consistent with the requirements of SFAS No. 141, Business Combinations and No. 142, Goodwill and
Other Intangible Assets.

4.       GOODWILL

         Effective May 1, 2002, the Company adopted SFAS No. 142, Goodwill and
Other Intangible Assets. As required by SFAS No. 142, goodwill is no longer amortized into the statement of operations over an estimated life but rather is tested at least annually for impairment based on specific guidance included in
SFAS No. 142. Based on an impairment test performed as of May 1, 2002, the
Company determined that the goodwill related to the Company's acquisition of DCI was entirely impaired. Accordingly, the Company recorded an impairment charge of
$1,618,000 in the financial statements during the year ended April 20, 2003 as the cumulative effect of an accounting change.

5.       LINE OF CREDIT

        On December 31, 2003, the Company renewed its $2,000,000 line of credit facility that is secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus 1.5% (5.5% at April 30, 2004) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2004, the Company was in compliance with all of the covenants under the line of credit and there were no borrowings outstanding on the credit facility as of April 30, 2004 and 2003.

6.       LONG-TERM DEBT

         Long-term debt as of April 30, 2004 and 2003 consists of the following
(in thousands):

                                                                                           April 30,
                                                                                  -----------------------------
                                                                                      2004            2003
                                                                                  -------------   -------------
Industrial revenue bonds, variable interest rate (1.25% as of April 30, 2004), due in annual principal payments ranging from $100,000 to $200,000 beginning
October 2005 through maturity in October 2017, secured by property and equipment and an irrevocable letter of credit in favor of the bond Trustee up to a maximum amount of $1,588,000 through April 2005. In connection with the acquisition of
DCI, the face amount of this IRB was discounted approximately $178,000. The discount totaled $140,000 and $149,000 as of April 30, 2004 and 2003 respectively.

                                                                                        $1,430          $1,421

Convertible long-term subordinated notes payable to the former DCI stockholders, convertible into shares of common stock at a conversion price of $1.93 per common share, with interest payable quarterly at 10%. The notes mature on
February 7, 2005 and are subordinated to all other borrowings of the
Company.                                                                                   405              405

Subordinated note payable to the former DCI stockholders, with interest accrued at 5% per annum. The principal and accrued interest is payable in equal monthly installments beginning September 30, 2003 and ending February 28, 2005.

                                                                                            20               32

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
the subordinated debenture has been discounted by $50,000 which results in an effective interest rate of 13%. The debenture has a stated interest rate of 10%
and is due February 7, 2005. Interest is paid on a quarterly basis.

                                                                                           489              479
                                                                                  -------------   -------------

Total long-term debt                                                                     2,344            2,337

Less current portion                                                                       914               14
                                                                                  -------------   -------------
                                                                                        $1,430           $2,323
                                                                                  =============   =============

         The aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

                          Year                   Amount
                          2005                    $914
                          2006                     100
                          2007                     200
                          2008                     170
                          2009                     100

         As of April 30, 2004, the Company is not subjective to any restrictive covenants with its long-term debt.

7.       OPERATING LEASES

         In November 2002, as a result of the Crystaloid transaction, the
Company entered into a one-year non-cancelable operating lease for a facility that was to be used for storage and some manufacturing. On December 31, 2003, the lease expired and the Company vacated the facility. The Company currently sub-leases storage space and certain on site storage containers on a month-to-month basis.
         Rent expense under all operating leases was approximately $40,000 and
$31,000 for the years ended April 30, 2004 and 2003, respectively. The Company does not have any future obligations for minimum lease payments.

8.       NET INCOME (LOSS) PER SHARE

         The following table presents the components of the calculation of basic and diluted income

(loss) per share (in thousands):
                                                                                           Years Ended April 30,
                                                                                           2004             2003
                                                                                       -------------    -------------
    Numerator:
    Income before cumulative effect of
      accounting change                                                                         $23             $214
    Cumulative effect of accounting change                                                       --          (1,618)
                                                                                       -------------    -------------
    Net income (loss)                                                                           $23         $(1,404)
                                                                                       =============    =============

    Denominator:
    Weighted average common shares outstanding - basic                                        2,791            2,791
    Effect of dilutive options outstanding                                                       69               32
                                                                                       -------------    -------------
    Weighted average common shares outstanding - diluted                                      2,860            2,823
                                                                                       =============    =============

         Options to purchase 76,000 and 147,750 shares of common stock as of
April 30, 2004 and 2003, respectively, were antidilutive and therefore were not included in the computation of diluted earnings per share.

9.       STOCK OPTIONS AND WARRANTS

         The Company has reserved 675,000 shares of common stock for issuance to employees and consultants of the Company pursuant to the Company's 1991 stock option plan (the Plan). According to the terms of the Plan, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees of and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.
Non-qualified options may be granted at prices determined appropriate by the
Board of Directors of the Company. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.
At April 30, 2004 and 2003, options to purchase approximately 206,000 and
128,000 shares, respectively, were vested and exercisable. Information with respect to options granted under the Plan is as follows:

                                                                     Shares                 Price
                                                                 ----------------     ------------------
         Outstanding at April 30, 2002                                   241,750           $0.34  $6.00
            Granted                                                       76,000            1.25 - 1.30
            Exercised                                                      5,250                   0.34
            Canceled                                                      13,250            0.81 - 6.00
                                                                 ----------------     ------------------
         Outstanding at April 30, 2003                                   299,250          $0.81 - $3.25
            Granted                                                           --                     --
            Exercised                                                         --                     --
            Canceled                                                          --                     --
                                                                 ----------------     ------------------
         Outstanding at April 30, 2004                                   299,250          $0.81 - $3.25
                                                                 ================     ==================
                                      F-13

         The following table summarizes information about stock options outstanding at April 30, 2004

                                        Options outstanding                               Options exercisable
                      ------------------ ------------------- ------------------    ---------------- -----------------
                           Number         Weighted-average                             Number
 Range of exercise     outstanding at        remaining       Weighted-average      exercisable at   Weighted-average
       prices          April 30, 2004     contractual life    exercise price       April 30, 2004    exercise price
--------------------- ------------------ ------------------- ------------------    ---------------- -----------------
$0.81                           147,250     8 years                $0.81                   104,840        $0.81
$1.25 - $1.50                    91,000     8.30 years             $1.29                    50,338        $1.32
$2.13 - $3.25                    61,000     5.51 years             $2.41                    51,000        $2.44
                      ------------------                                           ----------------
$0.81 - $3.25                   299,250     7.58 years             $1.28                   206,178        $1.34
                      ==================                                           ================

         The per-share weighted-average fair value of stock options granted during 2003 was $0.83.

         In connection with financing the acquisition of DCI in February 2000, the Company issued $500,000 face amount of convertible subordinated debt and a warrant that allows the holder to purchase up to an aggregate of 45,635 shares of common stock. The warrant was restructured so that the shares are exercisable at a per share price of $1.93 through August 2009. The convertible subordinated debenture matures on February 7, 2005. The Company has reserved 304,702 additional shares of common stock for future issuance pursuant to the convertible subordinated debt and the outstanding warrant.

10.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30,
2004 and 2003 are as follows (in thousands):

                                                                                           April 30,
                                                                                    2004              2003
                                                                                -------------    ----------------
Deferred tax assets:
      Net operating loss carry forward                                                $1,205              $1,224
      Alternative minimum tax and research and development
         credit carry forward                                                            244                 283
      Accrued expenses                                                                   120                 102
      Inventories                                                                        110                  88
                                                                                -------------    ----------------
Total deferred tax assets                                                              1,679               1,665

Deferred tax liabilities:
      Basis differences in acquired assets                                             (145)               (129)
                                                                                -------------    ----------------
Total deferred tax liabilities                                                         (145)               (129)
                                                                                -------------    ----------------
Net deferred tax asset                                                                 1,534               1,568
Valuation allowance                                                                    1,534               1,568
                                                                                -------------    ----------------
                                                                                       $  --               $  --
                                                                                =============    ================

         The $39,000 income tax benefit for the year ended April 30, 2004 resulted from filing amended tax returns claiming refunds for federal and state income taxes paid in prior years as a result of additional carry backs of net operating losses pursuant to the Job Creation and Worker Assistance Act of 2002.
There was no income tax expense or benefit for the year ended April 30, 2003.

         The income tax expense (benefit) differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                                        Years Ended April 30,
                                                                        2004             2003
                                                                     ------------    -------------
Benefit at statutory rate                                                   $(6)           $(478)
State income tax, net of federal income tax effect                           (1)             (70)
Non-deductible goodwill impairment charge                                     --              633
Valuation allowance                                                         (34)             (84)
Other                                                                          2              (1)
                                                                     ------------    -------------
                                                                           $(39)             $ --
                                                                     ============    =============

      The valuation allowance is primarily related to net operating loss carryforwards for which no tax benefit has been recognized due to the uncertainty of utilization. At April 30, 2004, the Company has available net operating loss carryforwards of approximately $3.1 million which will begin to expire in fiscal year 2020.

11.      EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed six months of service. Qualified employees are entitled to make voluntary contributions to the plan of up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company contributes
50% of each employee's contribution up to a maximum of 6% of the employee's annual compensation. Participants in the plan may direct 50% of the Company's contribution into mutual funds and money market funds, with the remaining 50% of the Company contribution invested in common stock of the Company. Additionally, the Company may make discretionary contributions to the plan. For the years ended April 30, 2004 and 2003, Company contributions to the plans amounted to approximately $61,000 and $54,000, respectively.

12.      RELATED PARTY TRANSACTIONS

         The Company has a management advisory agreement with Merit Capital &
Management, Inc. ("Merit Capital") whose president and sole shareholder is
Michael Meyer, the Company's Chairman of the Board of Directors. Pursuant to the
terms of the agreement, the Company pays a monthly fee, in addition to benefits, in exchange for management advisory services.

         In July 2003, the agreement was amended and the management advisory services were terminated effective October 31, 2003. In February 2004, the
Company amended Merit Capital's

management advisory agreement. Pursuant to the terms of the amended agreement,
Merit Capital is paid a fee of $4,500 per month commencing March 2004 and ending
July 2004 in exchange for exploring strategic alternatives for the Company.
Merit Capital may also be paid an additional fee in the event that a strategic alternative transaction is completed. This fee will be a minimum of $40,000 and shall not exceed $100,000 with such amount being determined at the discretion of the independent members of the Board of Directors.

         The Company paid Merit Capital $80,000 and $78,000 for the years ended
April 30, 2004 and 2003, respectively.

13.      SUBSEQUENT EVENT

         On June 2, 2004, the Company announced that certain members of the
Company's management team purchased all of the common stock and the subordinated debenture held by KCEP Ventures II, L.P. ("KCEP"). Individual management team members purchased all of KCEP's common stock of the Company and Eiger Investment
Group, L.L.C., which is owned by certain members of the Company's management team, purchased the $500,000 convertible subordinated debenture from KCEP. In connection with this transaction, the warrant for the purchase of up to 45,635 shares of common stock was amended to expire in August 2009 and continues to be owned by KCEP. As part of this transaction, Mr. David J. Schulte, a Managing
Director of KCEP, resigned from the Company's Board of Directors.

