Form 10QSB
period 2004-07-31
ELECSYS CORP
filed 2004-09-14
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    for the period ended July 31, 2004.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

                                 (913) 647-0158
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
`90 days.

                     Yes     (X)               No     (  )

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value - 2,826,331 shares outstanding as of September 7,
2004.

Transitional Small Business Disclosure format (check one):

                      Yes     (  )             No       (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           Quarter Ended July 31, 2004

                                      INDEX

                                                                                       Page
PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
         Three months ended July 31, 2004 and 2003 (Unaudited)                             3

Condensed Consolidated Balance Sheets -
         July 31, 2004 (Unaudited) and April 30, 2004                                      4

Condensed Consolidated Statements of Cash Flows -
         Three months ended July 31, 2004 and 2003 (Unaudited)                             5

Notes to Condensed Consolidated Financial Statements (Unaudited)                           6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  10

ITEM 3.  Controls and Procedures                                                          17

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                18

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      18

ITEM 3.  Defaults Upon Senior Securities                                                  18

ITEM 4.  Submission of Matters to a vote of Security Holders                              18

ITEM 5.  Other Information                                                                18

ITEM 6.  Exhibits                                                                         18

Signatures                                                                                19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                       Three months ended
                                                                            -------------------    ------------------
                                                                                 July 31, 2004         July 31, 2003
                                                                            -------------------    ------------------
      Sales                                                                             $2,916                $2,619
      Cost of products sold                                                              2,131                 1,924
                                                                            -------------------    ------------------
      Gross margin                                                                         785                   695
      Selling, general and administrative expenses                                         611                   787
                                                                            -------------------    ------------------

      Operating income (loss)                                                              174                  (92)

      Other income (expense):
        Interest expense                                                                  (40)                  (58)
        Other income, net                                                                    -                     1
                                                                            -------------------    ------------------
      Income (loss) from operations before income taxes                                    134                 (149)
      Income tax benefit                                                                    10                    36
                                                                            -------------------    ------------------

      Net income (loss)                                                                   $144                $(113)
                                                                            ===================    ==================

      Net income (loss) per share information:
        Basic                                                                            $0.05               $(0.04)
        Diluted                                                                          $0.05               $(0.04)

      Weighted average common shares outstanding:
        Basic                                                                            2,826                 2,791
        Diluted                                                                          2,892                 2,791

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                           July 31, 2004        April 30, 2004
                                                                         ----------------     -----------------
                                                                             (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                     $347                 $ 330
      Accounts receivable, less allowances of $95
        and $52, respectively                                                      1,493                 1,440
      Inventories                                                                  2,039                 2,095
      Prepaid expenses                                                               153                   106
                                                                         ----------------     -----------------
   Total current assets                                                            4,032                 3,971

   Property and equipment, at cost:
      Land                                                                           637                   637
      Building and improvements                                                    1,103                 1,103
      Equipment                                                                    2,100                 2,019
                                                                         ----------------     -----------------
                                                                                   3,840                 3,759
      Accumulated depreciation                                                   (1,217)               (1,147)
                                                                         ----------------     -----------------
                                                                                   2,623                 2,612
   Investment in NTG, LLC                                                            100                   100
   Other assets, net                                                                  35                    34
                                                                         ----------------     -----------------
Total assets                                                                      $6,790                $6,717
                                                                         ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                              $844                  $901
      Accrued expenses                                                               390                   439
      Current portion of long-term debt                                              912                   914
                                                                         ----------------     -----------------
   Total current liabilities                                                       2,146                 2,254

   Long-term debt, less current portion                                            1,433                 1,430

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                      --                    --
      Common stock, $.01 par value, 10,000,000 shares authorized;
         issued and outstanding -   2,826,331 at July 31, 2004
         and 2,791,331 April 30, 2004                                                 28                    28
      Additional paid-in capital                                                   8,175                 8,140
      Accumulated deficit                                                        (4,992)               (5,135)
                                                                         ----------------     -----------------
   Total stockholders' equity                                                      3,211                 3,033
                                                                         ----------------     -----------------
Total liabilities and stockholders' equity                                        $6,790                $6,717
                                                                         ================     =================

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                          Three months ended July 31,
                                                                        ------------------------------
                                                                                2004             2003
                                                                        -------------    -------------
Operating Activities:
Net income (loss)                                                               $144            $(113)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation                                                                   72                73
   Amortization                                                                    9                 7
   Provision for doubtful accounts                                                45                13
   Loss on disposal of assets                                                      1                 1
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                  (98)               122
      Inventories, net                                                            56               201
      Accounts payable                                                          (57)             (423)
      Accrued expenses                                                          (49)             (219)
      Other, net                                                                (51)              (53)
                                                                        -------------    -------------
Net cash provided by (used in) operating activities                               72             (391)

Investing Activities:
Purchases of property and equipment                                             (85)              (10)
                                                                        -------------    -------------
Net cash used in investing activities                                           (85)              (10)

Financing Activities:
Proceeds from exercise of stock options                                           35                --
Principal payments on long-term debt                                             (5)                --
Borrowings on note payable to bank                                               525               550
Payments on note payable to bank                                               (525)             (550)
                                                                        -------------    -------------
Net cash provided by financing activities                                         30                --
                                                                        -------------    -------------
Net increase (decrease) in cash and cash equivalents                              17             (401)
Cash and cash equivalents at beginning of period                                 330               707
                                                                        -------------    -------------
Cash and cash equivalents at end of period                                      $347              $306
                                                                        =============    =============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                         $28               $28

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 31, 2004
                                   (Unaudited)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company"), through its wholly owned subsidiary DCI, Inc. ("DCI"), is a designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers
("OEMs") in the medical, aerospace, communications, safety systems and industrial and consumer product industries. The Company has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays ("LCDs"), light emitting diode ("LEDs") displays, and keypads with circuit boards and other electronic components. The Company becomes an extension of the OEMs' organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production.

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

Stock-Based Compensation
         At July 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, and the related interpretations. Under APB No. 25, no employee compensation expense is recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based
Compensation, to stock-based employee compensation (in thousands, except per share data):

                                                                                    Three Months Ended
                                                                          July 31, 2004         July 31, 2003
                                                                          ------------------    ------------------
Net income (loss), as reported                                                         $144                $(113)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all options                                                                        14                    15
                                                                          ------------------    ------------------
Pro forma net income (loss)                                                            $130                $(128)
                                                                          ==================    ==================

Net income (loss) per share:
  Basic - as reported                                                                 $0.05               $(0.04)
  Basic - proforma                                                                    $0.05               $(0.05)

  Diluted - as reported                                                               $0.05               $(0.04)
  Diluted - pro forma                                                                 $0.05               $(0.05)

Revenue Recognition
         Revenue is recognized upon shipment of product to the Company's customers.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, DCI, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the
United States for interim financial information and with the instructions to
Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30,
2005.

         The balance sheet at April 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes included in the Elecsys Corporation and Subsidiaries' annual report on Form 10-KSB for the year ended April 30, 2004.

3.       INVESTMENT

         In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG. NTG supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI is the electronic manufacturing source for NTG and had sales of approximately $35,000 to NTG for the three-month period ended July 31, 2004 and sales of approximately $277,000 to NTG for the fiscal year ended April 30, 2004. DCI's investment in NTG is accounted for under the cost method.

4.       NET INCOME (LOSS) PER SHARE

         The following table presents the calculation of basic and diluted income (loss)
per share (in thousands):
                                                                           Three Months Ended
                                                                   July 31, 2004         July 31, 2003
                                                                 ------------------    ------------------
Numerator:
Net income (loss)                                                $             144     $           (113)
                                                                 ==================    ==================

Denominator:
Weighted average common shares
  outstanding - basic                                                        2,826                 2,791
     Effect of dilutive options outstanding                                     66                    --
                                                                 ------------------    ------------------
Weighted average common shares
  outstanding - diluted                                                      2,892                 2,791
                                                                 ==================    ==================

     Options to purchase 76,000 and 299,250 shares of common stock for the three-month period ending July 31, 2004 and 2003, respectively, and warrants that allow for the purchase of up to 45,635 shares of common stock, were not included in the computation of

diluted net income per share because they were anti-dilutive.

5.       LINE OF CREDIT

         On December 31, 2003, the Company renewed its $2,000,000 line of credit facility that is secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus 1.5% (5.75% at July 31, 2004) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of July 31, 2004, the Company was in compliance with all of the covenants under the line of credit and there were no borrowings outstanding on the credit facility as of July 31, 2004 and 2003.

6.      WARRANTY

         The Company provides a limited warranty for a period of one year from the date of receipt of its products. The Company's standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. In the second quarter of fiscal 2004, the Company began to establish a liability to estimate the costs that may be incurred under its standard warranties. The Company's product warranty liability reflects management's best estimate of probable liability under product warranties. Management determines the liability based on known product failures
(if any), historical experience, and other currently available evidence. The
Company incurred actual warranty expenses of approximately $8,000 and $22,000 for the three-month periods ended July 31, 2004 and 2003, respectfully.

        The following table presents changes in the Company's warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

                                                Three Months Ended
                                                ------------------
                                         July 31, 2004    July 31, 2003
                                         -------------    -------------
        Balance at beginning of period          $21               $ --
        Accruals                                  9                 --

        Balance at end of period                $30               $ --
                                         -------------    -------------
                                                $30               $ --
                                         =============    ==============

7.       LONG-TERM DEBT AND EQUITY TRANSACTION

         In June 2004, certain members of the Company's management team purchased all of the Company's common stock and the subordinated debenture held by KCEP Ventures II, L.P. ("KCEP").

Individual management team members purchased all of KCEP's common stock and
Eiger Investment Group, L.L.C., which is owned by certain members of the
Company's management team, purchased the $500,000 10% convertible subordinated debenture from KCEP. The debenture's conversion price is $1.93 per share and is due on February 7, 2005. The warrant for the purchase of up to 45,635 shares of the Company's common stock was amended to expire in August 2009, and the warrant continues to be held by KCEP.

8.       SUBSEQUENT EVENT

         On September 1, 2004, the Company sent a letter to the holders of DCI's subordinated note announcing the Company's intention to prepay the debt on
September 16, 2004. The holders of the subordinated note have two weeks from the date of the letter to elect to convert the amount of the prepayment into shares of the Company's common stock. The principal value of the subordinated note at
July 31, 2004 is $405,625 and the conversion price is $1.93 per share. If the debt holders do not provide notice of conversion, the debt will be prepaid in cash.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations.

Overview

         Elecsys Corporation ("Elecsys," the "Company," or "We"), through its wholly owned subsidiary, DCI, Inc. ("DCI") is a designer, manufacturer, and integrator of custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, safety systems and industrial and consumer product industries. The Company has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays ("LCDs"), light emitting diode ("LED") displays, and keypads with circuit boards and other electronic components. The Company becomes an extension of the OEMs' organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. The Company's sales are made primarily to customers within the United States, but also include Canada and several other international markets.

         In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG. NTG supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI is the electronic manufacturing source for NTG and had sales of approximately $35,000 to NTG for the three-month period ended July 31, 2004 and sales of approximately $277,000 to NTG for the fiscal year ended April 30, 2004. DCI's investment in NTG is accounted for under the cost method.

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
142, Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff on November 26, 2003 that sets forth definitive actions that management expects will bring the Company into compliance with the continued
listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company's plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. The Company will be subject to periodic review by
Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the
American Stock Exchange. In the recently completed nine-month period ended July
31, 2004, the Company's operating income, net income and stockholder's equity were consistent with the plan submitted to the Exchange Staff.

         In January 2004, DCI entered into an agreement with Pro-Tronix, Inc.
("Pro-Tronix"), an Olathe, Kansas contract electronics manufacturer that was preparing to cease operations, pursuant to which the customers of Pro-Tronix were referred to DCI as their new manufacturing source. Some existing sales orders were transferred from Pro-Tronix to DCI and production of those orders was completed at DCI's facility. A commission is paid to the owner of Pro-Tronix based on the completion of existing Pro-Tronix sales orders that were transferred to DCI and any additional sales orders awarded to DCI from the former Pro-Tronix customer base for the next three years. This agreement also included some consigned inventory, for which DCI pays Pro-Tronix as it is consumed. Some key Pro-Tronix employees were hired by DCI to assist in the transition of the Pro-Tronix customer base. We have added several new customers as a result of this initiative and these customers have resulted in approximately $191,000 in sales for the three- month period ended July 31, 2004.
Since January 2004, total sales to former Pro-Tronix customers have been approximately $330,000. The Company expects nearly $1,000,000 in new business from these customers in fiscal 2005.

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
Robert D. Taylor as Chairman of the Board of Directors and Mr. Gegen as Audit
Committee Chairman. There have been no specific transactions that have resulted from Merit Capital's five-month assignment. However, the Board of Directors intends to remain alert to opportunities that would allow for enhanced value of the Company's common stock.

         In June 2004, certain members of the Company's management team purchased all of the Company's common stock and the subordinated debenture held by KCEP Ventures II, L.P. ("KCEP"). Individual management team members purchased all of KCEP's common stock and Eiger Investment Group, L.L.C., which is owned by certain members of the Company's management team, purchased the $500,000 10%
convertible subordinated debenture from KCEP. The warrant for the purchase of up to 45,635 shares of the Company's common stock was amended to expire in August
2009, and the warrant continues to be held by KCEP. As part of this transaction,
Mr. Schulte resigned from the Company's Board of Directors.

Results of Operations

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:
                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                   July 31, 2004                       July 31, 2003
                                                   -------------                       -------------
   Sales                                         $2,916          100.0%                $2,619         100.0%
   Cost of products sold                          2,131           73.1%                 1,924          73.5%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                     785           26.9%                   695          26.5%
   Selling, general and
     administrative expenses                        611           20.1%                   787          30.0%
                                         ---------------- -----------------    ---------------- --------------
   Operating income (loss)                          174            6.0%                  (92)         (3.5%)
   Interest expense                                (40)          (1.4%)                  (58)         (2.2%)

   Other income, net                                 --            0.0%                     1           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income (loss) from operations
     before income taxes                            134            4.6%                 (149)         (5.7%)
   Income tax benefit                                10            0.3%                    36           1.4%
                                         ---------------- -----------------    ---------------- --------------
   Net income (loss)                              $ 144            4.9%                $(113)         (4.3%)
   Net income (loss) per share -
     basic                                       $ 0.05                               $(0.04)
                                         ================                      ================
   Net income (loss) per share -
     diluted                                     $ 0.05                               $(0.04)
                                         ================                      ================

         Sales for the three months ended July 31, 2004 were approximately
$2,916,000, an increase of $297,000 or 11.3% from $2,619,000 for the first quarter of fiscal 2004. The increase was primarily the result of increases in new and existing customer orders in the electronic assembly, LCD production and
LCD resale product lines. These increases were partially offset by a decrease in sales in the LCD hybrids product line that was the result of the permanent decision, made during the third fiscal quarter of 2004, by one of our largest former customers to move the manufacture of its product to the offshore production facility used by its parent company. Sales to this customer totaled approximately $687,000 for the three-month period ended July 31, 2003 and the final shipments were made to this customer in January 2004. We are continuing to aggressively pursue new customer opportunities that include electronic assembly,
LCD and hybrid products as well as new products at current customers. We believe that our direct and indirect sales forces will be able to capitalize on new and existing customer opportunities as they focus on electronic manufacturing services, especially those opportunities that require our expertise of integrating LCDs and LEDs with electronics. We expect that sales volumes achieved in the recently completed quarter will continue over the near term as a result of increased bookings and total backlog. Total backlog at July 31, 2004 was approximately $4,899,000, an increase of approximately $1,000,000 from a total backlog of $3,900,000 at July 31, 2003. Backlog represents purchase orders in place from our customers that are scheduled for shipment in fiscal 2005 and fiscal 2006.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended July 31, 2004, was
26.9% of sales, or $795,000, compared to 26.5% of sales, or $695,000, for the three-month period ended July 31, 2003. The increase in gross margin dollars of
$100,000 is primarily the result of increased sales volumes in the electronic assembly, LCD production and LCD resale product lines. We expect that the gross margins achieved in the recently completed quarter will approximate the gross margins that will be achieved over the next few quarters due to the expected product mix, the additions to our customer base and the marginal increases in production personnel that will be required to meet increased production demands.

         Selling, general and administrative ("SG&A") expenses decreased
$176,000, or 22.4%, to $611,000 in the three-month period ended July 31, 2004 from $787,000 in the three-month period ended July 31, 2003. SG&A expenses were
20.1% of sales for the three-month period ended July 31, 2004 as compared to
30.0% of sales for the three-month period ended July 31, 2003. The decrease was mainly due to lower professional fees, personnel costs and personnel-related expenses. The reduction in personnel costs and personnel-related expenses was the result of adjustments in the number of SG&A personnel in the third and fourth quarters of fiscal 2004. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to control our corporate expenditures and manage our operating costs.

         Interest expense was $40,000 and $58,000 for the three-month periods ended July 31, 2004 and 2003, respectively. This decrease of $18,000 or 31.0%
was due to lower borrowings
                                    Page 13

outstanding during the recently completed quarter and lower fees on the line of credit and letter of credit during the recently completed quarter. There were no outstanding borrowings from the operating line of credit as of July 31, 2004. We expect to utilize the operating line of credit periodically in the next few quarters at or near the amounts utilized in the recently completed quarter.
These funds will be necessary as our business grows and capital is needed to meet operating requirements and debt repayments.

         The $10,000 income tax benefit for the three-month period ended July
31, 2004 was the result of a refund from property tax credits from the filing of the 2004 state tax return. The $36,000 income tax benefit for the three-month period ended July 31, 2003 was due to the filing of amended tax returns claiming refunds of income taxes paid in prior years as a result of carry backs of net operating losses. No other income tax provision or benefit was recorded for the three-month periods ended July 31, 2004 or 2003 due primarily to the availability of net operating loss carry forwards which have been fully reserved due to the continued uncertainty of their utilization.

         As a result of the above factors, net income was $144,000 for the three-month period ended July 31, 2004 as compared to a net loss of $113,000 reported for the three-month period ended July 31, 2003.

Liquidity and Capital Resources

         Cash and cash equivalents increased $17,000 to $347,000 as of July 31,
2004 compared to $330,000 at April 30, 2004. This increase was the result of cash provided by operating activities and financing activities partially offset by purchases of equipment during the three-month period ended July 31, 2004.

         Cash provided by operating activities totaled $72,000 for the three-month period ended July 31, 2004 compared to cash used by operating activities of $391,000 for the three-month period ended July 31, 2003. The cash provided by operating activities resulted primarily from net income, a decrease in inventory from efficient inventory management, and an increase in the provision for doubtful accounts for the period that was the result of specific customer account reviews and the determination that an additional provision was necessary. The cash provided was partially offset by increases in accounts receivable as a result of increasing sales and decreases in accounts payable and accrued expenses. Cash used in operating activities for the three-month period ended July 31, 2003, was $391,000 which was the result of a net loss for the period, decreases in accounts payable and accrued expenses, and decreases in accounts receivable and inventory.

         Net cash used in investing activities totaled $85,000 and $10,000 for the three-month periods ended July 31, 2004 and 2003 as a result of equipment purchases in the respective periods.

         Net cash provided by financing activities totaled $30,000 for the three-month period ended July 31, 2004 that was the result of the exercise of stock options partially offset by principal payments on long-term debt. For the three-month period ended July 31, 2003, there were no financing activities that resulted in the provision or use of cash.

         The Company has a $2,000,000 revolving line of credit facility that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus 1.5% (5.75% at July 31,
2004) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We utilized the line of credit for operating cash during the three-month period ended July 31, 2004. There was no remaining outstanding balance on the line of credit at the end of the period. We expect to be able to renew the line of credit upon its expiration.

         We have a letter of credit with a bank related to the Industrial
Revenue Bonds for our Lenexa, Kansas facility which expires April 15, 2005. We expect to be able to renew the letter of credit upon its expiration.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayment.

Subsequent Event

        On September 1, 2004, the Company sent a letter to the holders of DCI's subordinated note announcing the Company's intention to prepay the debt on
September 16, 2004.  The holders of the subordinated note have two weeks from the date of the letter to elect to convert the amount of the prepayment into shares of the Company's common stock.  The principal value of the subordinated note at July 31, 2004 is $405,625 and the conversion price is $1.93 per share.
If the debt holders do not provide notice of the conversion, the debt will be prepaid in cash.

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

Forward Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange
Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect,"
"anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the Company's dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the
Company's existing debt on term comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers'
products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations"
and "Liquidity and Capital Resources" as contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB, the annual report on Form 10-KSB, and current reports on
Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. The Company's Chief
Executive Officer and Chief Financial Officer, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, these officers have concluded that the
Company's disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company that is required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is made known to them.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that in management's estimates could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                  None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                  Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

                  Not Applicable.

ITEM 4.  Submission of Matters to a vote of Security Holders.

                  Not Applicable.

ITEM 5.  Other Information.

                  Not Applicable.

ITEM 6.  Exhibits

               10.1 Investor's Rights Agreement dated June 1, 2004 by and among the Company, Eiger Investment Group and the Individual Investors
               named therein.

               10.2 Letter Agreement dated June 1, 2004 by and between the
               Company and KCEP Ventures II, L.P.

               31.1 Rule 13a-14(a)/15d-14(a) Certification of President and
               Chief Executive Officer (Principal Executive Officer).

               31.2 Rule 13a-14(a)/15d-14(a) Certification of Vice President and
               Chief Financial Officer (Principal Financial and Accounting
               Officer).

               32.1 Section 1350 Certification of President and Chief Executive
               Officer (Principal Executive Officer).

               32.2 Section 1350 Certification of Vice President and Chief
               Financial Officer (Principal Financial and Accounting Officer).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELECSYS CORPORATION

September 14, 2004                     /s/ Karl B. Gemperli
------------------------              -----------------------------------
Date                                  Karl B. Gemperli
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

September 14, 2004                     /s/ Todd A. Daniels
------------------------              -----------------------------------
Date                                  Todd A. Daniels
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting Officer)

               EXHIBIT INDEX

Item           Description

10.1           Investor's Rights Agreement dated June 1, 2004
               by and among the Company, Eiger Investment
               Group and the Individual Investors named
               therein.

10.2           Letter Agreement dated June 1, 2004 by and between the Company and KCEP Ventures II, L.P.

31.1           Rule 13a-14(a)/15d-14(a) Certification of President and Chief
               Executive Officer (Principal Executive Officer).

31.2           Rule 13a-14(a)/15d-14(a) Certification of Vice President and
               Chief Financial Officer (Principal Financial and
               Accounting Officer).

32.1           Section 1350 Certification of President and Chief Executive
               Officer (Principal Executive Officer).

32.2           Section 1350 Certification of Vice President and Chief Financial Officer
               (Principal Financial and Accounting Officer).

