Form 10QSB
period 2004-10-31
ELECSYS CORP
filed 2004-12-10
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934for the period ended October 31, 2004.

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

Common stock, $0.01 par value - 2,957,667 shares outstanding as of December 3,
2004.

Transitional Small Business Disclosure format (check one):

                                    Yes     ( )             No       (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended October 31, 2004

                                      INDEX
                                                                                    Page
PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months and six months ended October 31, 2004 and 2003 (Unaudited)            3

Condensed Consolidated Balance Sheets -
     October 31, 2004 (Unaudited) and April 30, 2004                                    4

Condensed Consolidated Statements of Stockholders' Equity -
     October 31, 2004 (Unaudited) and April 30, 2004                                    5

Condensed Consolidated Statements of Cash Flows -
     Three months and six months ended October 31, 2004 and 2003 (Unaudited)            6

Notes to Condensed Consolidated Financial Statements (Unaudited)                        7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               11

ITEM 3.  Controls and Procedures                                                       20

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                             21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   21

ITEM 3.  Defaults Upon Senior Securities                                               21

ITEM 4.  Submission of Matters to a vote of Security Holders                           21

ITEM 5.  Other Information                                                             21

ITEM 6.  Exhibits                                                                      21

Signatures                                                                             23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                 October 31,                     October 31,
                                                          ---------------------------     ---------------------------
                                                             2004            2003            2004           2003
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $3,172         $2,739          $6,088          $5,358
   Cost of products sold                                        2,227          1,984           4,359           3,907
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                   945            755           1,729           1,451

   Selling, general and administrative expenses                   686            762           1,297           1,550
                                                          ------------    -----------     -----------    ------------

   Operating income (loss)                                        259            (7)             432            (99)

   Other income (expense):
     Interest expense                                            (36)           (64)            (76)           (123)
     Other income, net                                              1              2               1               3
                                                          ------------    -----------     -----------    ------------

   Income (loss) from operations before income taxes              224           (69)             357           (219)

   Income tax benefit                                              --             --              10              36
                                                          ------------    -----------     -----------    ------------

   Net income (loss)                                            $ 224          $(69)           $ 367         $ (183)
                                                          ============    ===========     ===========    ============

   Net income (loss) per share information:
     Basic                                                      $0.08        $(0.02)           $0.13         $(0.07)
     Diluted                                                    $0.07        $(0.02)           $0.13         $(0.07)

   Weighted average common shares outstanding:
     Basic                                                      2,890          2,791           2,842           2,790
     Diluted                                                    2,995          2,791           2,927           2,790

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        October 31, 2004        April 30, 2004
                                                                      -------------------     -----------------
                                                                             (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                     $227                 $ 330
      Accounts receivable, less allowances of $125
        and $52, respectively                                                      1,984                 1,440
      Inventories                                                                  2,276                 2,095
      Prepaid expenses                                                               101                   106
                                                                      -------------------     -----------------
   Total current assets                                                            4,588                 3,971

   Property and equipment, at cost:
      Land                                                                           637                   637
      Building and improvements                                                    1,103                 1,103
      Equipment                                                                    2,119                 2,019
                                                                      -------------------     -----------------
                                                                                   3,859                 3,759
      Accumulated depreciation                                                   (1,290)               (1,147)
                                                                      -------------------     -----------------
                                                                                   2,569                 2,612

   Investment in NTG, LLC                                                            100                   100
   Other assets, net                                                                  34                    34
                                                                      -------------------     -----------------
Total assets                                                                      $7,291                $6,717
                                                                      ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                            $1,215                  $901
      Accrued expenses                                                               456                   439
      Current portion of long-term debt                                              604                   914
                                                                      -------------------     -----------------
   Total current liabilities                                                       2,275                 2,254

   Long-term debt, less current portion                                            1,335                 1,430

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                      --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  2,953,791 at
         October 31, 2004 and 2,791,331 April 30, 2004                                30                    28
      Additional paid-in capital                                                   8,419                 8,140
      Accumulated deficit                                                        (4,768)               (5,135)
                                                                      -------------------     -----------------
   Total stockholders' equity                                                      3,681                 3,033
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                        $7,291                $6,717
                                                                      ===================     =================

      See Notes to Consolidated Financial Statements.

                     Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                               (In thousands)

                                              Common           Common         Additional                               Total
                                              Stock             Stock          Paid-In          Accumulated        Stockholders'
                                          (# of shares)          ($)           Capital            Deficit             Equity
                                          ---------------    ------------    -------------    ----------------    ----------------
Balance at April 30, 2003                          2,791             $28           $8,140            $(5,158)              $3,010
   Net income                                         --              --               --                  23                  23
                                          ---------------    ------------    -------------    ----------------    ----------------
Balance at April 30, 2004                          2,791              28            8,140             (5,135)               3,033
                                          ---------------    ------------    -------------    ----------------    ----------------
   Net income                                         --              --               --                 367                 367
   Exercise of stock options
     (35 shares)                                      35               1               34                  --                  35
   Conversion of subordinated
    debt                                             128               1              245                  --                 246
                                          ---------------    ------------    -------------    ----------------    ----------------
Balance at October 31, 2004
     (unaudited)                                   2,954             $30           $8,419            $(4,768)              $3,681
                                          ===============    ============    =============    ================    ================

        See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                         Six months ended October 31,
                                                                      --------------------------------
                                                                                2004             2003
                                                                      ---------------    -------------
Operating Activities:
Net income (loss)                                                               $367            $(183)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation                                                                  143               130
   Amortization                                                                   17                13
   Provision for doubtful accounts                                                85                27
   Loss on disposal of assets                                                      1                 1
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                 (629)                61
      Inventories, net                                                         (181)                63
      Accounts payable                                                           314             (205)
      Accrued expenses                                                            17              (84)
      Other, net                                                                  --                23
                                                                      ---------------    -------------
Net cash provided by (used in) operating activities                              134             (154)

Investing Activities:
Investment in NTG, LLC                                                            --             (100)
Proceeds from disposal of property and equipment                                   1                11
Purchases of property and equipment                                            (102)              (13)
                                                                      ---------------    -------------
Net cash used in investing activities                                          (101)             (102)

Financing Activities:
Proceeds from exercise of stock options                                           35                --
Principal payments on long-term debt                                           (417)                --
Proceeds from issuance of common stock                                           246                --
Borrowings on note payable to bank                                               525                --
Payments on note payable to bank                                               (525)                --
                                                                      ---------------    -------------
Net cash used in financing activities                                          (136)                --
                                                                      ---------------    -------------
Net increase (decrease) in cash and cash equivalents                           (103)             (256)
Cash and cash equivalents at beginning of period                                 330               707
                                                                      ---------------    -------------
Cash and cash equivalents at end of period                                      $227              $451
                                                                      ===============    =============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                         $61               $55

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2004
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

Recent Accounting Pronouncements
         In January 2003, the Financial Accounting Standards Board ("FASB")
issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest
Entities. FIN 46 clarifies the application of Accounting Research Bulletin No.
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

         In November 2004, the FASB issued Statement No. 151 ("SFAS No. 151"),
Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4,
"Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).
Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS No. 151 are effective for

inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the
Company's consolidated financial statements.

Stock-Based Compensation
         At October 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25,
Accounting for Stock Issued to Employees, and the related interpretations. Under
APB No. 25, no employee compensation expense is recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the
Company had applied the fair value recognition provision of SFAS No. 123,
Accounting for Stock-Based Compensation, to stock-based employee compensation
(in thousands, except per share data):

                                                         Three Months Ended                  Six Months Ended
                                                             October 31,                       October 31,
                                                   --------------------------------    -----------------------------
                                                            2004              2003            2004             2003
                                                   --------------     -------------    ------------     ------------
Net income (loss), as reported                              $224            $ (69)            $367           $(183)
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all options                          14                15              27               30
                                                   --------------     -------------    ------------     ------------
Pro forma net income (loss)                                 $210            $ (84)            $340           $(213)
                                                   ==============     =============    ============     ============

Net income (loss) per share:
  Basic - as reported                                      $0.08           $(0.02)           $0.13          $(0.07)
  Basic - pro forma                                        $0.07           $(0.03)           $0.12          $(0.08)

  Diluted - as reported                                    $0.07           $(0.02)           $0.13          $(0.07)
  Diluted - pro forma                                      $0.07           $(0.03)           $0.12          $(0.08)

Revenue Recognition
         Revenue is recognized upon shipment of product to the Company's customers.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, DCI, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the
United States for interim financial information and with the instructions to
Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

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

3.       INVESTMENT AND SUBSEQUENT EVENT

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

         On November 24, 2004 the Company announced that it acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG for approximately $375,000 in cash and Elecsys common stock.
As part of this transaction, the original $100,000 investment in NTG made by DCI will be discounted to approximately $74,000 and transferred to the Company's new subsidiary, NTG, Inc, which completed the transaction. Total cash and common stock paid to NTG's members was approximately $301,000. NTG, Inc. is currently engaged in the valuation and allocation of the purchase price to the assets purchased and liabilities assumed. These assets include accounts receivable, inventory, fixed assets, intangible assets and intellectual property. The remaining unallocated portion of the purchase price, if any, will be allocated to goodwill.

4.       NET INCOME (LOSS) PER SHARE

         The following table presents the calculation of basic and diluted income (loss) per share (in thousands):
                                                              Three Months Ended                 Six Months Ended
                                                                 October 31,                        October 31,
                                                        -------------------------------     ----------------------------
                                                                 2004             2003             2004            2003
                                                        --------------    -------------     ------------    ------------
Numerator:
Net income (loss)                                                $224           $ (69)             $367         $ (183)

Denominator:
Weighted average common shares
  outstanding - basic                                           2,890            2,791            2,842           2,790
     Effect of dilutive options outstanding                       105               --               85              --

                                     Page 9

                                                        --------------    -------------     ------------    ------------
Weighted average common shares
  outstanding - diluted                                         2,995            2,791            2,927           2,790
                                                        ==============    =============     ============    ============

         Options to purchase 60,000 and 61,000 shares of common stock for the three-month and six-month periods ending October 31, 2004, respectively, were not included in the computation of diluted net income per share because they were anti-dilutive. Warrants that allow for the purchase of up to 45,635 shares of common stock were also not included in the computation of diluted net income per share for the six-month period ending October 31, 2004 because they were anti-dilutive.

5.       LINE OF CREDIT

         On December 31, 2003, the Company renewed its $2,000,000 line of credit facility that is secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus 1.5% (6.25% at October 31, 2004) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of October 31, 2004, the Company was in compliance with all of the covenants under the line of credit and there were no borrowings outstanding on the credit facility as of October 31, 2004 and
2003.

6.       WARRANTY

         The Company provides a limited warranty for a period of one year from the date of receipt of its products. The Company's standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. In the second quarter of fiscal 2004, the Company began to establish a liability to estimate the costs that may be incurred under its standard warranties. The Company's product warranty liability reflects management's best estimate of probable liability under product warranties. Management determines the liability based on known product failures
(if any), historical experience, and other currently available evidence. The
Company incurred actual warranty expenses of approximately $20,000 and $42,000 for the six-month periods ended October 31, 2004 and 2003, respectively.

         The following table presents changes in the Company's warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

                                                                       Six Months Ended
                                                                          October 31,
                                                                         2004              2003
                                                                --------------    --------------
           Balance at beginning of period                                 $21              $ --
           Accruals                                                        19                 9
                                                                --------------    --------------
           Balance at end of period                                       $40               $ 9
                                                                ==============    ==============

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

8.       PAYMENT OF SUBORDINATED NOTE

         On September 16, 2004, the Company satisfied is obligations under the convertible subordinated debentures held by the former owners of DCI. The
$405,625 due under the convertible debentures and the associated interest were paid in a combination of the Company's common stock and cash. The holders of the debentures elected to convert approximately 60% of the principal value of the notes into 127,420 shares of common stock at a conversion price of $1.93 per share. The remaining amount of the notes and interest, $164,887, was paid from available cash and did not require the Company to draw on its line of credit.

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

         In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG"), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and

independent investors in capitalizing NTG. NTG supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry. DCI is the electronic manufacturing source for NTG and had sales of approximately $57,000 and $85,000 to NTG for the six-month periods ended October 31, 2004 and 2003, respectively. DCI's investment in NTG is accounted for under the cost method. On November 24, 2004 the Company announced that it acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG for approximately $375,000 in cash and
Elecsys common stock.

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
142, Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff on November 26, 2003 that sets forth definitive actions that management expects will bring the Company into compliance with the continued
listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company's plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. The Company is subject to periodic review by
Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the
American Stock Exchange. In the recently completed twelve-month period ended
October 31, 2004, the Company's operating income, net income and stockholder's equity were consistent with the plan submitted to the Exchange Staff.

         In January 2004, DCI entered into an agreement with Pro-Tronix, Inc.
("Pro-Tronix"), an Olathe, Kansas contract electronics manufacturer that was preparing to cease operations, pursuant to which the customers of Pro-Tronix were referred to DCI as their new manufacturing source. Some existing sales orders were transferred from Pro-Tronix to DCI and production of those orders was completed at DCI's facility. A commission is paid to the owner of Pro-Tronix based on the completion of existing Pro-Tronix sales orders that were transferred to DCI and any additional sales orders awarded to DCI from the former Pro-Tronix customer base for the next three years. This agreement also included some consigned inventory, for which DCI pays Pro-Tronix as it is consumed. Some key Pro-Tronix employees were hired by DCI to assist in the transition of the Pro-Tronix customer base. We have added several new customers as a result of this initiative and these customers have resulted in approximately $324,000 in sales for the three-month period ended October 31,
2004. Since January 2004, total sales to former Pro-Tronix customers have been approximately $654,000. The Company expects a total of nearly $1,000,000 in new business from these customers in fiscal 2005.

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

         In September 2004, the Company satisfied is obligations under the convertible subordinated debentures held by the former owners of DCI. The
$405,625 of principal due under the convertible debentures and the associated interest were paid in a combination of the Company's common stock and cash. The holders of the debentures elected to convert approximately 60% of the principal value of the notes into 127,420 shares of common stock at a conversion price of
$1.93 per share. The remaining amount of the notes and interest, $164,887, was paid from available cash and did not require the Company to draw on its line of credit.

Results of Operations

Three Months Ended October 31, 2004 Compared With Three Months Ended October 31, 2003.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                 October 31, 2004                     October 31, 2003
                                                 ----------------                     ----------------
   Sales                                         $3,172          100.0%                $2,739         100.0%
   Cost of products sold                          2,227           70.2%                 1,984          72.4%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                     945           29.8%                   755          27.6%
   Selling, general and
     administrative expenses                        686           21.6%                   762          27.8%
                                         ---------------- -----------------    ---------------- --------------
   Operating income (loss)                          259            8.2%                   (7)         (0.3%)
   Interest expense                                (36)          (1.1%)                  (64)         (2.3%)
   Other income, net                                  1            0.0%                     2           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income (loss) from operations
     before income taxes                            224            7.1%                  (69)         (2.5%)
   Income tax benefit                                --            0.0%                    --           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Net income (loss)                              $ 224            7.1%                 $(69)         (2.5%)
   Net income (loss) per share -
     basic                                       $ 0.08                               $(0.02)
                                         ================                      ================
   Net income (loss) per share -
     diluted                                     $ 0.07                               $(0.02)
                                         ================                      ================

         Sales for the three months ended October 31, 2004 were approximately
$3,172,000, an increase of $433,000 or 15.8% from $2,739,000 for the second quarter of fiscal 2004. The increase was primarily the result of increases in new and existing customer orders in the electronic assembly, LCD production and
LCD resale product lines. These increases were partially offset by a decrease in sales in the LCD hybrids product line that was the result of the permanent decision, made during the third fiscal quarter of 2004, by one of our largest former customers to move the manufacture of its product to the offshore production facility used by its parent company. Sales to this customer totaled approximately $447,000 for the three-month period ended October 31, 2003 and the final shipments were made to this customer in January 2004. We expect sales volumes achieved in the current period will continue at or near their current levels over the near term as a result of increased bookings and total backlog.
Total backlog at October 31, 2004 was approximately $5,763,000, an increase of approximately $1,800,000 from a total backlog of $3,962,000 on October 31, 2003 and an increase of $864,000 from a total backlog of $4,899,000 on July 31, 2004.
Backlog represents purchase orders in place from our customers that are scheduled for shipment in fiscal 2005 and fiscal 2006.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended October 31, 2004, was
29.8% of sales, or $945,000, compared to 27.6% of sales, or $755,000, for the three-month period ended October 31, 2003. The increase in gross margin dollars of approximately $190,000 is primarily the result of product mix, increased sales volumes in the electronic assembly, LCD production and LCD resale product lines and improvements in productivity. We expect that gross margins over the next few quarters should continue at or near the margin level achieved during the first six months of the current fiscal year.

         Selling, general and administrative ("SG&A") expenses decreased
$76,000, or 10%, to $686,000 in the three-month period ended October 31, 2004 from $762,000 in the three-month period ended October 31, 2003. SG&A expenses were 21.6% of sales for the three-month period ended October 31, 2004 as compared to 27.8% of sales for the three-month period ended October 31, 2003.
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

         Interest expense was $36,000 and $64,000 for the three-month periods ended October 31, 2004 and 2003, respectively. This decrease of $28,000, or
43.8%, was due to lower borrowings outstanding during the recently completed quarter and lower fees on the line of credit and letter of credit during the recently completed quarter. There were no outstanding borrowings from the operating line of credit as of October 31, 2004. We expect to utilize the operating line of credit

periodically in the next few quarters at or near the amounts utilized during the first six months of the current fiscal year. These funds will be necessary as our business grows and capital is needed to meet operating requirements and debt repayments.

         As a result of the above factors, net income was $224,000 for the three-month period ended October 31, 2004 as compared to a net loss of $69,000 reported for the three-month period ended October 31, 2003.

Six Months Ended October 31, 2004 Compared With Six Months Ended October 31, 2003.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                   Six Months Ended
                                         ---------------------------------------------------------------------
                                                 October 31, 2004                     October 31, 2003
                                                 ----------------                     ----------------
   Sales                                         $6,088          100.0%                $5,358         100.0%
   Cost of products sold                          4,359           71.6%                 3,907          72.9%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   1,729           28.4%                 1,451          27.1%
   Selling, general and
     administrative expenses                      1,297           21.3%                 1,550          28.9%
                                         ---------------- -----------------    ---------------- --------------
   Operating income (loss)                          432            7.1%                  (99)         (1.9%)
   Interest expense                                (76)          (1.3%)                 (123)         (2.3%)
   Other income, net                                  1            0.0%                     3           0.1%
                                         ---------------- -----------------    ---------------- --------------
   Income (loss) from operations
     before income taxes                            357            5.9%                 (219)         (4.1%)
   Income tax benefit                                10            0.2%                    36           0.7%
                                         ---------------- -----------------    ---------------- --------------
   Net income (loss)                              $ 367            6.0%                $(183)         (3.4%)
   Net income (loss) per share -
     basic                                       $ 0.13                               $(0.07)
                                         ================                      ================
   Net income (loss) per share -
     diluted                                     $ 0.13                               $(0.07)
                                         ================                      ================

         Sales for the six-month period ended October 31, 2004 were approximately $6,088,000, an increase of $730,000 or 13.6% from $5,358,000 for the comparable period of the prior year. The increase was primarily the result of increases in new and existing customer orders in the electronic assembly, LCD production and LCD resale product lines. These increases were partially offset by a decrease in sales in the LCD hybrids product line that was the result of the permanent decision, made during the third fiscal quarter of 2004, by one of our largest former customers to move the manufacture of its product to the offshore production facility used by its

parent company. Sales to this customer totaled approximately $1,134,000 for the six-month period ended October 31, 2003 and the final shipments were made to this customer in January 2004.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the six-month period ended October 31, 2004, was
28.4% of sales, or $1,729,000, compared to 27.1% of sales, or $1,451,000, for the six-month period ended October 31, 2003. The increase in gross margin was primarily the result of increased sales volumes in the electronic assembly, LCD production and LCD resale product lines and improved product mix. We expect that the gross margins achieved during the six-month period ending October 31, 2004 will approximate the gross margins that will be achieved over the next few quarters due to the expected product mix, the additions to our customer base and the marginal increases in production personnel that will be required to meet increased production demands.

         SG&A expenses totaled $1,297,000 in the six-month period ended October
31, 2004 compared to $1,550,000 for the six-month period ended October 31, 2003.
This represented a decrease of $253,000, or 16.3% for the comparable periods.
SG&A expenses were 21.3% of sales for the six-month period ended October 31,
2004 as compared to 28.9% of sales for the six-month period ended October 31,
2003. The decrease was mainly due to lower professional fees, personnel costs and personnel-related expenses. The reduction in personnel costs and personnel-related expenses was the result of adjustments in the number of SG&A personnel in the third and fourth quarters of fiscal 2004. We expect that our
SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to control our corporate expenditures and manage our operating costs.

         Interest expense was $76,000 and $123,000 for the six-month periods ended October 31, 2004 and 2003, respectively. This decrease of $47,000, or
38.2%, was primarily the result of lower borrowings outstanding during the recently completed six-month period, lower fees on the line of credit and letter of credit, and early payment of the subordinated debentures during the period.
There were no outstanding borrowings from the operating line of credit as of
October 31, 2004. We expect to utilize the operating line of credit periodically in the next few quarters at or near the amounts utilized during the recently completed six-month period. These funds will be necessary as our business grows and capital is needed to meet operating requirements and debt repayments.

         The $10,000 income tax benefit for the six-month period ended October
31, 2004 was the result of a refund from property tax credits from the filing of the 2004 state tax return. The $36,000 income tax benefit for the six-month period ended October 31, 2003 was due to the filing of amended tax returns claiming refunds of income taxes paid in prior years as a result of carry backs of net operating losses. No other income tax provision or benefit was recorded for the six-month periods ended October 31, 2004 or 2003 due primarily to the availability of net operating loss carry forwards which have been fully reserved due to the continued uncertainty of their utilization.

         As a result of the above factors, net income was $367,000 for the six-month period ended October 31, 2004 as compared to a net loss of $183,000 reported for the six-month period ended October 31, 2003.

Subsequent Event

         On November 24, 2004 the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of Network
Technologies Group, LLC (NTG, LLC") for approximately $375,000 in cash and
Elecsys common stock. As part of this transaction, the original $100,000 investment in NTG made by DCI will be discounted to approximately $74,000 and transferred to the Company's new subsidiary, NTG, Inc, which completed the transaction. Total cash and common stock paid to NTG's members was approximately
$301,000. NTG, Inc. is currently engaged in the valuation and allocation of the purchase price to the assets purchased and liabilities assumed. These assets include accounts receivable, inventory, fixed assets, intangible assets and intellectual property. The remaining unallocated portion of the purchase price, if any, will be allocated to goodwill.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $103,000 to $227,000 as of October
31, 2004 compared to $330,000 at April 30, 2004. This decrease was the result of an increase in cash provided by operating activities offset by purchases of equipment and long-term debt payments during the six-month period ended October
31, 2004.

         Cash provided by operating activities totaled $134,000 for the six-month period ended October 31, 2004 compared to cash used by operating activities of $154,000 for the six-month period ended October 31, 2003. The cash provided by operating activities resulted primarily from net income, depreciation, an increase in accounts payable, and an increase in the provision for doubtful accounts for the period that was the result of specific customer account reviews and the determination that an additional provision was necessary. The cash provided in the period was partially offset by increases in accounts receivable and inventory that were the result of increasing sales. Cash used in operating activities for the six-month period ended October 31, 2003, was $154,000 which was the result of a net loss for the period, decreases in accounts payable and accrued expenses, and slight decreases in accounts receivable and inventory.

         Net cash used in investing activities totaled $101,000 and $102,000 for the six-month periods ended October 31, 2004 and 2003 primarily as a result of equipment purchases in the respective periods.

         Net cash used in financing activities totaled $136,000 for the six-month period ended October 31, 2004 that was the result of the exercise of stock options and the issuance of common stock offset by principal payments on long-term debt. For the six-month period ended October 31, 2003, there were no financing activities that resulted in the provision or use of cash.

         The Company has a $2,000,000 revolving line of credit facility that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on December 31, 2004 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus 1.5% (6.25% at October
31, 2004) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We utilized the line of credit for operating cash during the six-month period ended October 31, 2004. There was no remaining outstanding balance on the line of credit at the end of the period. We expect to be able to renew the line of credit upon its expiration.

         We have a letter of credit with a bank related to the Industrial
Revenue Bonds for our Lenexa, Kansas facility which expires April 15, 2005. We expect to be able to renew the letter of credit upon its expiration.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayment.

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

         Warranty Reserve. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty for a period of one year from the date of receipt of our products and our standard warranties require us to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management's best estimate of probable liability under our product warranties.

Forward Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange
Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect,"
"anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully integrate, market and grow NTG, Inc., the Company's dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the Company's existing debt on term comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers' products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of
"Results of Operations" and "Liquidity and Capital Resources" as contained in
Management's Discussion and Analysis of Financial Condition and Results of
Operations of this report, as well as those included in other documents the
Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB, the annual report on
Form 10-KSB, and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the

Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The Company's
Chief Executive Officer and Chief Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, these officers have concluded that the
Company's disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company that is required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is made known to them.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                  None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                  On September 16, 2004, the Company satisfied is obligations under the convertible subordinated debentures held by the
                  three former owners of DCI. The $405,625 due under the
                  convertible debentures and the associated interest were paid in a combination of the Company's common stock and cash. The holders of the debentures elected to convert approximately 60%
                  of the principal value of the notes into 127,420 shares of the
                  Company's common stock at a conversion price of $1.93 per
                  share. The Company relied upon Sections 3(a)(9) and 4(2) of the Securities Act in concluding that the securities issued were exempt from registration.

ITEM 3.  Defaults Upon Senior Securities.

                  Not Applicable.

ITEM 4.  Submission of Matters to a vote of Security Holders.

                  On September 23, 2004, the Company held its annual meeting of stockholders during which the following directors were
                  elected:

                    1.   Mr. Karl B. Gemperli was re-elected as a Class II
                         director of the Company for a period of three years
                         until the 2007 Annual Meeting of Stockholders. Shares
                         voted for the election of Mr. Gemperli were 2,455,341
                         with 117,650 shares withheld.
                    2.   Mr. Stan Gegen was elected as a Class III director of
                         the Company for a period of one year until the 2005
                         Annual Meeting of Stockholders. Shares voted for the
                         election of Mr. Gegen were 2,455,621 with 117,370
                         shares withheld.

ITEM 5.  Other Information.

                  Not Applicable.

ITEM 6.  Exhibits

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

                                      ELECSYS CORPORATION

December 10, 2004                       /s/ Karl B. Gemperli
-----------------------                -----------------------------------
Date                                   Karl B. Gemperli
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

December 10, 2004                      /s/ Todd A. Daniels
-----------------------               -----------------------------------
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

