Form 10QSB
period 2005-03-14
ELECSYS CORP
filed 2005-03-14
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
for the period ended January 31, 2005.

( ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934
for the transition period from _____________ to ______________.

Commission file number 0-22760
                       -------

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

Common stock, $0.01 par value - 3,216,732 shares outstanding as of March 4,
2005.

Transitional Small Business Disclosure format (check one):

                           Yes ( )            No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended January 31, 2005

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM I. Consolidated Financial Statements

Condensed Consolidated Statements of Operations-
  Three months and nine months ended January 31, 2005 and 2004 (Unaudited)     3

Condensed Consolidated Balance Sheets -
  January 31, 2005 (Unaudited) and April 30, 2004                              4

Condensed Consolidated Statements of Stockholders' Equity-
  January 31, 2005 (Unaudited) and April 30, 2004                              5

Condensed Consolidated Statements of Cash Flows-
  Nine months ended January 31, 2005 and 2004 (Unaudited)                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)               7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                        13

ITEM 3.  Controls and Procedures                                              24

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           25

ITEM 3. Defaults Upon Senior Securities                                       25

ITEM 4. Submission of Matters to a vote of Security Holders                   25

ITEM 5. Other Information                                                     25

ITEM 6. Exhibits                                                              25

Signatures                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended     Nine Months Ended
                                                  January 31,            January 31,
                                             --------------------- ---------------------
                                                2005       2004       2005        2004
                                             ---------- ---------- ---------- ----------
Sales                                          $3,234    $2,749     $9,322      $8,107
Cost of products sold                           2,216     2,079      6,575       5,986
                                             ---------- ---------- ---------- ----------
Gross margin                                    1,018       670      2,747       2,121

Selling, general and administrative expenses      759       652      2,056       2,202
                                             ---------- ---------- ---------- ----------

Operating income (loss)                          259         18        691        (81)

Other income (expense):
 Interest expense                               (37)       (58)      (113)       (180)
 Impairment of original investment in acquired
  subsidiary                                    (19)         --       (19)          --
 Other income, net                                --          1          1           3
                                             ---------- ---------- ---------- ----------

Income(loss)from operations before income taxes  203        (39)       560       (258)

Income tax benefit                                --         (4)        10          32
                                             ---------- ---------- ---------- -----------

Net income (loss)                               $203       $(43)      $570      $(226)
                                             ---------- ---------- ---------- -----------
                                             ---------- ---------- ---------- -----------

Net income (loss) per share information:
 Basic                                         $0.07     $(0.02)     $0.20     $(0.08)
 Diluted                                       $0.06     $(0.02)     $0.19     $(0.08)

Weighted average common shares outstanding:
 Basic                                         2,959       2,791     2,881      2,791
 Diluted                                       3,129       2,791     2,999      2,791

 See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                            January 31, 2005   April 30, 2004
                                                           ------------------ -----------------
                                                                 (Unaudited)
ASSETS
 Current assets:
  Cash and cash equivalents                                            $247             $ 330
  Accounts receivable, less allowances of $142
   and $52, respectively                                              1,696             1,440
  Inventories                                                         2,533             2,095
  Prepaid expenses                                                       65               106
                                                           ----------------- -----------------
 Total current assets                                                 4,541             3,971

 Property and equipment, at cost:
   Land                                                                 637               637
   Building and improvements                                          1,114             1,103
   Equipment                                                          2,363             2,019
                                                           ----------------- -----------------
                                                                      4,114             3,759
   Accumulated depreciation                                         (1,365)           (1,147)
                                                           ----------------- -----------------
                                                                      2,749             2,612

 Investment in NTG, LLC                                                  --               100
 Cost in excess net assets acquired                                       7                --
 Intangible assets, net                                                 343                --
 Other assets, net                                                       42                34
                                                           ----------------- -----------------
Total assets                                                         $7,682            $6,717
                                                           ----------------- -----------------
                                                           ----------------- -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                     $908              $901
  Accrued expenses                                                      542               439
  Note payable to bank                                                  400                --
  Current portion of long-term debt                                     101               914
                                                           ----------------- -----------------
 Total current liabilities                                            1,951             2,254

 Long-term debt, less current portion                                 1,338             1,430

 Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
      authorized; none issued and outstanding                            --                --
  Common stock, $.01 par value, 10,000,000 shares
      authorized; issued and outstanding -  3,216,732 at
      January 31, 2005 and 2,791,331 April 30, 2004                      32                28
  Additional paid-in capital                                          8,926             8,140
  Accumulated deficit                                               (4,565)           (5,135)
                                                           ----------------- -----------------
 Total stockholders' equity                                          4,393              3,033
                                                           ----------------- -----------------
Total liabilities and stockholders' equity                          $7,682             $6,717
                                                           ----------------- -----------------
                                                           ----------------- -----------------

   See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                Common        Common       Additional                          Total
                                Stock         Stock         Paid-In       Accumulated       Stockholders'
                            (# of shares)      ($)          Capital         Deficit            Equity
                            -------------  ------------  -------------  ----------------  ----------------
Balance at April 30, 2003          2,791           $28         $8,140          $(5,158)            $3,010
 Net income                           --            --             --                23                23
                            -------------  ------------  -------------  ----------------  ----------------
Balance at April 30, 2004          2,791            28          8,140           (5,135)             3,033
                            -------------  ------------  -------------  ----------------  ----------------
 Net income                           --            --             --               570               570
 Exercise of stock options            35             1             34                --                35
 Conversion of subsidiary's
  subordinated debt                  128             1            245                --               246
 Stock issued for NTG, Inc.
  acquisition                          4            --              9                --                 9
 Conversion of subordinated
  debt                               259             2            498                --               500
                            -------------  ------------  -------------  ----------------  ----------------
Balance at January 31, 2005
  (unaudited)                      3,217           $32         $8,926          $(4,565)            $4,393
                            -------------  ------------  -------------  ----------------  ----------------
                            -------------  ------------  -------------  ----------------  ----------------

     See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                            Nine months ended January 31,
                                                           -------------------------------
                                                                2005              2004
                                                           ---------------  ---------------
Operating Activities:
Net income (loss)                                                    $570           $(226)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                        223              194
  Amortization                                                         32               24
  Impairment of original investment in acquired subsidiary             19               --
  Provision for doubtful accounts                                     101               21
  Loss on disposal of assets                                            1                1
  Changes in operating assets and liabilities:
   Accounts receivable, net                                         (293)             (32)
   Inventories, net                                                 (355)              185
   Accounts payable                                                  (70)            (322)
   Accrued expenses                                                   (1)            (166)
   Other, net                                                          32               65
                                                           ---------------  ---------------
Net cash provided by (used in) operating activities                   259            (256)

Investing Activities:
Investment in NTG, LLC                                                 --            (100)
Proceeds from disposal of property and equipment                        1               12
Acquisition, net of cash acquired                                   (320)               --
Purchases of property and equipment                                 (291)             (31)
                                                           ---------------  ---------------
Net cash used in investing activities                               (610)            (119)

Financing Activities:
Proceeds from exercise of stock options                                35               --
Principal payments on long-term debt                                (168)             (12)
Borrowings on note payable to bank                                  1,815            1,430
Payments on note payable to bank                                  (1,415)          (1,430)
                                                           ---------------  ---------------
Net cash used in financing activities                                 268             (12)
                                                           ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                 (83)            (387)
Cash and cash equivalents at beginning of period                      330              707
                                                           ---------------  ---------------
Cash and cash equivalents at end of period                           $247             $320
                                                           ---------------  ---------------
                                                           ---------------  ---------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                            $  93            $ 83
Common stock issued to pay subordinated debt                          746              --
Common stock issued for acquisition of NTG, LLC                         9              --

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2005
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

Nature of Operations
     Elecsys Corporation (the "Company") is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. and NTG, Inc. DCI, Inc. ("DCI")
designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, with circuit boards and other electronic components. NTG, Inc. ("NTG") designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions.

Comprehensive Income
     The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard No. 153 ("SFAS 153"), Exchanges of
Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged. The adoption of this statement is not anticipated to have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting
Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period beginning after
December 15, 2005. The Company will adopt this statement after its third fiscal quarter ends on January 31, 2006. The adoption of SFAS 123R will likely have an impact on our consolidated financial statements.

The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards, and cancellation or forfeitures related to both existing awards and new awards.

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

Stock-Based Compensation
     At January 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, and the related interpretations. Under APB No. 25, no employee compensation expense is recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based
Compensation, to stock-based employee compensation (in thousands, except per share data):

                                             Three Months Ended     Nine Months Ended
                                                  January 31,          January 31,
                                            --------------------  ---------------------
                                                 2005       2004       2005       2004
                                            ---------- ---------- ---------- ----------

Net income (loss), as reported                   $203      $(43)       $570     $(226)
Deduct:  Total stock-based employee
 compensation expense determined under fair
 value based method for all options                14         15         41         45
                                            ---------- ---------- ---------- ----------
Pro forma net income (loss)                      $189      $(58)       $529     $(271)
                                            ---------- ---------- ---------- ----------
                                            ---------- ---------- ---------- ----------

Net income (loss) per share:
 Basic - as reported                            $0.07    $(0.02)      $0.20    $(0.08)
 Basic - pro forma                              $0.06    $(0.02)      $0.18    $(0.10)

 Diluted - as reported                          $0.06    $(0.02)      $0.19    $(0.08)
 Diluted - pro forma                            $0.06    $(0.02)      $0.18    $(0.10)

Shipping and Handling Costs
     Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales.

Revenue Recognition
     The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays and remote monitoring equipment.
We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units are billed to the customer and revenue is recognized after they are shipped and title has transferred to the customer. Remote monitoring services are billed and the revenue recognized at the end of the month after the services are completed.
For customers that utilize the Company's engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. and NTG, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended
January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

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

3.   INVENTORY

     Components of inventory, net of reserves of approximately $288,000 and
$201,000, for the periods ended January 31, 2005 and April 30, 2004, respectively, are as follows (in thousands):

                                   January 31, 2005           April 30, 2004
                                ----------------------    ----------------------
      Raw material                           $1,972                   $1,713
      Work-in-process                           452                      382
      Finished goods                            109                       --
                                ----------------------    ----------------------
                                             $2,533                   $2,095
                                ----------------------    ----------------------
                                ----------------------    ----------------------

4.   ACQUISITION

     In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG, LLC"), a limited liability company formed by a group of technical and management professionals who purchased the Network
Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG,
LLC. NTG, LLC supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and has established its initial market in the oil and gas pipeline industry.

     On November 24, 2004 the Company paid the holder of the other 81% interest in NTG, LLC approximately $301,000 in cash and the Company's common stock. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC as part of the transaction. The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of NTG from the date of the acquisition. As part of this transaction, the original $100,000 investment in NTG, LLC made by DCI was discounted and transferred to the Company's new subsidiary, NTG, Inc ("NTG"). Total consideration paid for NTG was approximately $329,000 and included approximately
$28,000 in transaction costs. In addition to the cash and stock paid, the members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG's net sales through November 2007. The purchase price was allocated as follows:
current assets, $158,000, fixed assets $71,000, other assets including intangibles, $356,000, goodwill, $7,000, and liabilities, $182,000. Intangible assets totaling $349,000 were identified and valued by an independent third party valuation expert and included internally developed software, intellectual property, and patents. These intangible assets were determined to have a useful life of 10 years and will be amortized over their useful life.

5.   NET INCOME (LOSS) PER SHARE

     The following table presents the calculation of basic and diluted income
(loss) per share (in thousands):

                                              Three Months Ended            Nine Months Ended
                                                 January 31,                   January 31,
                                         ----------------------------  --------------------------
                                                 2005           2004          2005          2004
                                         -------------  -------------  ------------  ------------
Numerator:
Net income (loss)                                $203         $ (43)          $570       $ (226)

Denominator:
Weighted average common shares
 outstanding - basic                            2,959          2,791         2,881         2,791

Effect of dilutive options and warrants
 Outstanding                                      170             --           118            --
                                          ------------  -------------  ------------  ------------
Weighted average common shares
 outstanding - diluted                          3,129          2,791         2,999         2,791
                                          ------------  -------------  ------------  ------------

     Options to purchase 299,250 shares of common stock and 45,625 warrants were not included in the computation of diluted net income (loss) per share for the three-month and nine-month periods ended January 31, 2004 because they were anti-dilutive.
     Options to purchase 5,000 shares of common stock for the nine-month period ending January 31, 2005 were not included in the computation of diluted net income per share because they were anti-dilutive.

6.   LINE OF CREDIT

     On December 31, 2004, the Company renewed its $2,000,000 line of credit facility that is secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (6.0% at January 31, 2005) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of January 31, 2005, the Company was in compliance with all of the covenants under the line of credit and there were
$400,000 in borrowings outstanding on the credit facility.

7.   SEGMENT REPORTING

     The Company operates two reportable business segments: Electronic Interface
Solutions and Remote Monitoring Solutions. Electronic Interface Solutions
("EIS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The Remote Monitoring Solutions ("RMS") segment designs, markets, and provides remote monitoring services and is the result of the NTG acquisition. The following table presents business segment revenues, income
(loss), and total assets for the three-month and nine-month periods ended
January 31, 2005 and 2004 including the results of operations after the acquisition of NTG (in thousands).

                                             Three Months Ended January 31, 2005
                           -------------------------------------------------------------------------
                             EIS         RMS        Unallocated       Eliminations         Total
                           --------    --------    --------------    ---------------    ------------
Sales:
 External customers         $3,119        $115               $--               $ --          $3,234
 Intersegment                   80          --                --               (80)              --
                           --------    --------    --------------    ---------------    ------------
Total sales                 $3,199        $115               $--              $(80)          $3,234
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------
Segment income (loss)         $358       $(28)            $(117)              $(10)            $203
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------

                                             Three Months Ended January 31, 2004
                           -------------------------------------------------------------------------
                             EIS         RMS        Unallocated       Eliminations         Total
                           --------    --------    --------------    ---------------    ------------
Sales:
 External customers         $2,749         $--               $--                $--          $2,749
 Intersegment                   --          --                --                 --              --
                           --------    --------    --------------    ---------------    ------------
Total sales                 $2,749         $--               $--                $--          $2,749
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------
Segment income (loss)          $55         $--             $(98)                $--           $(43)
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------

                                              Nine Months Ended January 31, 2005
                           -------------------------------------------------------------------------
                             EIS         RMS        Unallocated       Eliminations         Total
                           --------    --------    --------------    ---------------    ------------
Sales:
 External customers         $9,207        $115               $--               $ --          $9,322
 Intersegment                   80          --                --               (80)              --
                           --------    --------    --------------    ---------------    ------------
Total sales                 $9,287        $115               $--              $(80)          $9,322
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------
Segment income (loss)         $918       $(28)            $(310)              $(10)            $570
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------
Total assets                $6,736        $516            $4,209           $(3,768)          $7,693
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------

                                              Nine Months Ended January 31, 2004
                           -------------------------------------------------------------------------
                             EIS         RMS        Unallocated       Eliminations         Total
                           --------    --------    --------------    ---------------    ------------
Sales:
 External customers         $8,107         $--               $--                $--          $8,107
 Intersegment                   --          --                --                 --              --
                           --------    --------    --------------    ---------------    ------------
Total sales                 $8,107         $--               $--                $--          $8,107
                           --------    --------    --------------    ---------------    ------------
Segment income (loss)          $86         $--            $(312)                $--          $(226)
                           --------    --------    --------------    ---------------    ------------
Total assets                $5,333         $--            $4,281           $(3,337)          $6,276
                           --------    --------    --------------    ---------------    ------------
                           --------    --------    --------------    ---------------    ------------

     The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                         Three Months Ended            Nine Months Ended
                                            January 31,                   January 31,
                                    ---------------------------   ---------------------------
                                           2005           2004           2005           2004
                                    ------------   ------------   ------------   ------------
Products and services:
 Electronic interface assemblies         $3,030         $2,507         $8,876         $7,702
 Remote monitoring solutions                115             --            115             --
 Engineering services                        50             65            229            183
 Other                                       39            177            102            222
                                    ------------    -----------   ------------   ------------
Total EMS sales                          $3,234         $2,749         $9,322         $8,107
                                    ------------    -----------   ------------   ------------
                                    ------------    -----------   ------------   ------------

8.   WARRANTY

     The Company provides a limited warranty for a period of one year from the date of receipt of its products. The Company's standard warranties require the
Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. In the second quarter of fiscal 2004, the
Company began to establish a liability to estimate the costs that may be incurred under its standard warranties. The Company's product warranty liability reflects management's best estimate of probable liability under product warranties. Management determines the liability based on known product failures
(if any), historical experience, and other currently available evidence. The
Company incurred actual warranty expenses of approximately $40,000 and $55,000 for the nine-month periods ended January 31, 2005 and 2004, respectively.

     The following table presents changes in the Company's warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

                                                     Nine Months Ended
                                                        January 31,
                                                      2005              2004
                                             --------------    --------------
     Balance at beginning of period                    $21              $ --
     Accruals                                           29                17
                                             --------------    --------------
     Balance at end of period                          $50               $17
                                             --------------    --------------
                                             --------------    --------------

9.   PAYMENT AND CONVERSION OF SUBORDINATED NOTES

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

     On January 24, 2005, Eiger Investment Group, L.L.C. ("Eiger") notified the
Company of its intent to convert, on January 31, 2005, the $500,000 convertible subordinated debenture it owned into 259,065 shares of the Company's common stock. Eiger, which is owned by the Company's management team, purchased the
$500,000 convertible subordinated debenture from KCEP Ventures II, L.P. in June
2004. Also in June 2004, individual management team members purchased all of the
Company's common stock held by KCEP. A warrant for the purchase of up to 45,635 shares of the Company's common stock at $1.93 per common share is still held by
KCEP and expires in August 2009.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations.

Overview

     Elecsys Corporation ("Elecsys," the "Company," or "We"), is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. and NTG,
Inc. DCI, Inc. ("DCI") designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, safety systems, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays ("LCDs"), light emitting diode displays ("LED"), and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG, Inc.
("NTG") designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions. NTG is one of the original innovators of Internet-based, wireless remote monitoring over the existing cellular infrastructure. NTG's
Remote Monitoring Devices and its ScadaNET Network provide full time, wireless status monitoring and alarm notification regarding the performance of pipeline cathodic protection systems over the internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the internet, email, fax, and pager back-end networks. Through its innovative use of the existing cellular telephone network the system delivers a rare combination of high reliability and immediacy of data, at a reasonable cost.

     On November 24, 2004, the Company paid the holders of the other 81% of
Network Technologies Group, L.L.C. ("NTG, LLC"), a limited liability company formed by a group of technical and management professionals who purchased the
Network Technologies business from LaBarge, Inc., $301,000 in cash and Company common stock. In exchange, the Company purchased certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC. DCI originally invested $100,000 in August 2003 to become a 19% member of NTG, LLC and joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing the company. As part of this transaction, the original $100,000 investment in NTG, LLC made by DCI was discounted and transferred to NTG. Total consideration paid for the acquisition was approximately $329,000 and included approximately $28,000 of acquisition costs.
In addition to the cash and stock paid, the members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG's net sales through November 2007.

     On October 27, 2003, the Company received a notice from the American Stock
Exchange (the "Amex" or "Exchange") Staff indicating that the Company did not comply with the Exchange's continued listing standards. Such standards include minimum levels of stockholders' equity and required net earnings in a minimum number of prior fiscal years. The Company sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including its subsidiary that was sold in fiscal year 2002, and an impairment loss on goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142,
Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff

on November 26, 2003 that sets forth definitive actions that management expects will bring the Company into compliance with the Exchange's continued listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company's plan and granted the Company an extension of time through
April 27, 2005 to pursue its plan and regain compliance with the AMEX continued
listing standards. The Company is subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the Exchange.
In the recently completed fifteen-month period ended January 31, 2005, the
Company's operating income, net income and stockholder's equity were consistent with the plan submitted to the Exchange Staff. The Company does not currently expect that it will be delisted as a result of the October 27, 2004 notice.

     In January 2004, DCI entered into an agreement with Pro-Tronix, Inc.
("Pro-Tronix"), an Olathe, Kansas contract electronics manufacturer that was preparing to cease operations, pursuant to which the customers of Pro-Tronix were referred to DCI as their new manufacturing source. Some existing sales orders were transferred from Pro-Tronix to DCI and production of those orders was completed at DCI's facility. A commission was paid to the owner of
Pro-Tronix based on the completion of existing Pro-Tronix sales orders that were transferred to DCI and will be paid for any additional sales orders awarded to
DCI from the former Pro-Tronix customer base until January 2007. This agreement also included some consigned inventory, for which DCI pays Pro-Tronix as it is consumed. Some key Pro-Tronix employees were hired by DCI to assist in the transition of the Pro-Tronix customer base.

     In June 2004, certain members of the Company's management team purchased all of the Company's common stock and the subordinated debenture held by KCEP
Ventures II, L.P. ("KCEP"). As part of this transaction, individual management team members purchased all of KCEP's common stock and Eiger Investment Group,
L.L.C. ("Eiger"), which is owned by certain members of the Company's management team, purchased the $500,000 10% convertible subordinated debenture from KCEP.
In exchange for non-monetary concessions made to the Company as a result of the transaction, the warrant for the purchase of up to 45,635 shares of the
Company's common stock was amended to expire in August 2009, and continues to be held by KCEP. As part of this transaction, Mr. David J. Schulte resigned from the Company's Board of Directors. On January 24, 2005, Eiger notified the
Company of its intent to fully convert the $500,000 subordinated debenture into
259,065 shares of the Company's common stock on January 31, 2005. The accrued interest on the subordinated debenture was paid by the Company in cash.

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

Results of Operations

Three Months Ended January 31, 2005 Compared With Three Months Ended January 31,
2004.

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                            Three Months Ended
                                        -------------------------------------------------------
                                             January 31, 2005            January 31, 2004
                                             ----------------            ----------------
   Sales                                     $3,234       100.0%          $2,749      100.0%
   Cost of products sold                      2,216        68.5%           2,079       75.6%
                                        ------------- -------------  ------------ ------------
   Gross margin                               1,018        31.5%             670       24.4%
   Selling, general and
     administrative expenses                    759        23.5%             652       23.7%
                                        ------------- -------------  ------------ ------------
   Operating income (loss)                      259         8.0%              18        0.7%
   Interest expense                            (37)       (1.1%)            (58)      (2.1%)
   Impairment of original investment
     in acquired subsidiary                    (19)       (0.6%)              --        0.0%
   Other income, net                             --         0.0%               1        0.0%
                                        ------------- -------------  ------------ ------------
   Income (loss) from operations
     before income taxes                        203         6.3%            (39)      (1.4%)
   Income tax expense (benefit)                  --         0.0%             (4)      (0.2%)
                                        ------------- -------------  ------------ ------------
   Net income (loss)                          $ 203         6.3%           $(43)      (1.6%)
   Net income (loss) per share -
     basic                                   $ 0.07                      $(0.02)
                                        -------------                ------------
                                        -------------                ------------
   Net income (loss) per share -
     diluted                                 $ 0.06                      $(0.02)
                                        -------------                ------------
                                        -------------                ------------

     Sales for the three months ended January 31, 2005 were approximately
$3,234,000, an increase of $485,000 or 17.6% from $2,749,000 for the third quarter of fiscal 2004. The increase was primarily the result of increases in new and existing customer orders at DCI in the electronic assembly, LCD production and LCD resale product lines. These product lines had sales increases of approximately $729,000, or 32.7%, as compared to the same period in fiscal
2004. These increases were partially offset by a decrease of approximately
$205,000 in sales in the LCD hybrids product line that was the result of the permanent decision, made during the third fiscal quarter of 2004, by one of our largest former customers to move the manufacture of its product to the offshore production facility used by its parent company. Sales to this customer totaled approximately $267,000 for the three-month period ended January 31,
2004, which represented the final shipments to this customer. Sales volumes at
NTG were $115,000 for the period which also contributed to the overall increase in sales shown in the consolidated financial results. We anticipate sales volumes in our fiscal fourth quarter to decrease slightly from this quarter but be higher than the comparable period of the prior year. The expected sales level would result from the timing of customer shipments currently recorded in our backlog and as production ramps up for new customer orders that have been placed for deliveries in fiscal 2006. Sales at NTG are expected to continue to increase as development of new products proceeds and marketing efforts continue.
We also expect that sales to the former customers of Pro-Tronix will continue to increase in the next few quarters. Sales to former Pro-Tronix customers totaled
$96,000 for the three-month period ended January 31, 2005. We anticipate that during the first few quarters of our 2006 fiscal year overall sales will continue its recent growth trend as a result of increased bookings and total backlog.

     Total backlog at January 31, 2005 was approximately $6,271,000, an increase of approximately $2,834,000, or 82.5%, from a total backlog of $3,437,000 on
January 31, 2004 and an increase of $508,000 from a total backlog of $5,763,000 on October 31, 2004. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended January 31, 2005, was
31.5% of sales, or $1,018,000, compared to 24.4% of sales, or $670,000, for the three-month period ended January 31, 2004. The increase in gross margin dollars of approximately $348,000 is primarily the result of product mix, increased sales volumes in the electronic assembly, LCD production and LCD resale product lines and improvements in productivity resulting from increased production volumes. We expect that gross margins over the next few quarters should continue at or near the margins achieved during the first nine months of the current fiscal year.

     Selling, general and administrative ("SG&A") expenses increased $107,000, or 16.4%, to $759,000 in the three-month period ended January 31, 2005 from
$652,000 in the three-month period ended January 31, 2004. SG&A expenses were
23.5% of sales for the three-month period ended January 31, 2005 as compared to
23.7% of sales for the three-month period ended January 31, 2004. The increase was mainly due to the acquisition of NTG during the period. SG&A expenses at NTG were approximately $100,000 for the quarter which represents the engineering and marketing personnel and personnel-related expenses at that subsidiary. Corporate expenses and DCI's SG&A expenses were $3,000 and $4,000 higher, respectively, than the comparable period in fiscal 2004. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales and to control our corporate expenditures and manage our operating costs.

     Interest expense was $37,000 and $58,000 for the three-month periods ended
January 31, 2005 and 2004, respectively. This decrease of $21,000, or 36.2%, was due to lower borrowings

outstanding during the recently completed quarter as a result of the payment and conversion of the DCI subordinated note in September 2004 as well as lower interest and fees on the line of credit during the recently completed quarter.
As of January 31, 2005 there was $400,000 in outstanding borrowings on the line of credit. There were no outstanding borrowings from the operating line of credit as of January 31, 2004. We expect to continue to utilize the operating line of credit periodically in the next few quarters, but do not expect the average amount of outstanding borrowings to be greater than the current amount outstanding. These funds will be necessary as our business grows and capital is needed to meet operating requirements and debt repayments.

     The $19,000 impairment of original investment in acquired subsidiary is the result of the  discounting  the  original  investment  in NTG,  LLC. The Company accounted for the  acquisition of NTG, LLC as a purchase and determined that the original  investment of $100,000 was impaired  based on the total  consideration paid.  The total  amount of cash,  Company  common  stock and deal costs for the acquisition  was  approximately  $329,000 for the remaining 81% interest in NTG,
LLC. In addition to the cash and common stock paid,  the former NTG, LLC members will also receive quarterly cash payments equal to 4% of NTG's net sales through
November 2007.

     As a result of the above factors, net income was $203,000 for the three-month period ended January 31, 2005 as compared to a net loss of $43,000 reported for the three-month period ended January 31, 2004.

Nine Months Ended January 31, 2005 Compared With Nine Months Ended January 31,
2004.

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                             Nine Months Ended
                                    -------------------------------------------------------------------
                                            January 31, 2005                   January 31, 2004
                                            ----------------                   ----------------
 Sales                                     $9,322          100.0%              $8,107         100.0%
  Cost of products sold                     6,575           70.5%               5,986          73.8%
                                    ---------------- -----------------  ---------------- --------------
 Gross margin                               2,747           29.5%               2,121          26.2%
 Selling, general and
  administrative expenses                   2,056           22.1%               2,202          27.2%
                                    ---------------- -----------------  ---------------- --------------
 Operating income (loss)                      691            7.4%                (81)         (1.0%)
 Interest expense                           (113)          (1.2%)               (180)         (2.2%)
 Impairment of original investment
  In acquired subsidiary                     (19)          (0.2%)                  --           0.0%
 Other income, net                              1            0.0%                   3           0.0%
                                    ---------------- -----------------  ---------------- --------------
                                    ---------------- -----------------  ---------------- --------------

 Income (loss) from operations
  before income taxes                         560            6.0%               (258)         (3.2%)
 Income tax benefit                            10            0.1%                  32           0.4%
                                    ---------------- -----------------  ---------------- --------------
                                    ---------------- -----------------  ---------------- --------------
 Net income (loss)                          $ 570            6.1%              $(226)         (2.8%)
 Net income (loss) per share -
  basic                                    $ 0.20                             $(0.08)
                                    ----------------                    ----------------
                                    ----------------                    ----------------
 Net income (loss) per share -
  diluted                                  $ 0.19                             $(0.08)
                                    ----------------                    ----------------
                                    ----------------                    ----------------

     Sales for the nine-month period ended January 31, 2005 were approximately
$9,322,000, an increase of $1,215,000 or 15.0% from $8,107,000 for the comparable period of the prior year. The increase was primarily the result of increases in new and existing customer orders at DCI in the electronic assembly,
LCD production and LCD resale product lines. These product lines had sales increases of approximately $2,613,000, or 44.1%, as compared to the first nine months of fiscal 2004. These increases were partially offset by a decrease of approximately $1,473,000 in sales in the LCD hybrids product line that was primarily the result of the permanent decision, made during the third fiscal quarter of 2004, by one of our largest former customers to move the manufacture of its product to the offshore production facility used by its parent company.
Sales to this customer totaled approximately $1,401,000 for the nine-month period ended January 31, 2004, which represented the final shipments to this customer. Sales volumes at NTG were $115,000 for the period which also contributed to the overall increase in sales shown in the consolidated financial results. Sales to former Pro-Tronix customers have totaled $611,000 for the nine-month period ended January 31, 2005. We anticipate that during the first few months of our 2006 fiscal year our sales volumes will resume at or near their current levels primarily as a result of increased bookings and total backlog.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the nine-month period ended January 31, 2005, was
29.5% of sales, or $2,747,000, compared to 26.2% of sales, or $2,121,000, for the nine-month period ended January 31, 2004. The increase in gross margin was primarily the result of increased sales volumes in the electronic assembly, LCD production and LCD resale product lines and improved product mix. We expect that the gross margins achieved during the nine-month period ending January 31, 2005 will approximate the gross margins that will be achieved over the next few quarters due to the expected product mix, the additions to our customer base and the marginal increases in production personnel that will be required to meet increased production demands.

     SG&A expenses totaled $2,056,000 in the nine-month period ended January 31,
2005 compared to $2,202,000 for the nine-month period ended January 31, 2004.
This represented a decrease of $146,000, or 6.6% for the comparable periods.
SG&A expenses were 22.1% of sales for the nine-month period ended January 31,
2005 as compared to 27.2% of sales for the nine-month period ended January 31,
2004. This SG&A decrease occurred at the DCI subsidiary and

in corporate expenses and included, among other things, a decrease in consulting, legal and director fees of $49,000, a decrease in personnel and personnel-related expenses of approximately $196,000 as a result of the reduction of five SG&A personnel in the third and fourth quarters of fiscal
2004, and a decrease of $35,000 in second facility expenses as a result of cost reduction efforts. These decreases were partially offset by NTG SG&A expenses of
$100,000 during the period and increases in independent sales representative commissions of $30,000 at DCI as a result of the overall increase in sales. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales and to control our corporate expenditures and manage our operating costs.

     Interest expense was $113,000 and $180,000 for the nine-month periods ended
January 31, 2005 and 2004, respectively. This decrease of $67,000, or 37.2%, was the result of lower borrowings outstanding during the recently completed nine-month period primarily due to the payment and conversion of the DCI subordinated notes in September 2004 and lower fees and interest on the line of credit. As of January 31, 2005, there was $400,000 outstanding on the line of credit. There were no outstanding borrowings from the operating line of credit as of January 31, 2004. We expect to continue to utilize the operating line of credit periodically in the next few quarters, but do not expect the average amount of outstanding borrowings to be greater than the current amount outstanding. These funds will be necessary as our business grows and capital is needed to meet operating requirements and debt repayments.

     The $10,000 income tax benefit for the nine-month period ended January 31,
2005 was the result of a refund from property tax credits from the filing of the
2004 state tax return. The $32,000 income tax benefit for the nine-month period ended January 31, 2004 was due to the filing of amended tax returns claiming refunds of $36,000 for income taxes paid in prior years as a result of carry backs of net operating losses and an additional tax expense of $4,000 related to alternative minimum tax rules for the filing of fiscal year 2003 returns. No other income tax provision or benefit was recorded for the nine-month periods ended January 31, 2005 or 2004 due primarily to the availability of net operating loss carry forwards which have been fully reserved due to the continued uncertainty of their utilization.

     The $19,000 impairment of original investment in acquired subsidiary is the result of the  discounting  the  original  investment  in NTG,  LLC. The Company accounted for the  acquisition of NTG, LLC as a purchase and determined that the original  investment of $100,000 was impaired  based on the total  consideration paid.  The total  amount of cash,  Company  common  stock and deal costs for the acquisition  was  approximately  $329,000 for the remaining 81% interest in NTG,
LLC. In addition to the cash and common stock paid,  the former NTG, LLC members will also receive quarterly cash payments equal to 4% of NTG's net sales through
November 2007.

     As a result of the above factors, net income was $570,000 for the nine-month period ended January 31, 2005 as compared to a net loss of $226,000 reported for the nine-month period ended January 31, 2004.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $83,000 to $247,000 as of January
31, 2005 compared to $330,000 at April 30, 2004. This decrease was the result of an increase in cash provided by operating activities and financing activities offset by purchases of equipment, the acquisition of certain assets and liabilities of NTG and the partial cash payment of the DCI subordinated debt.

     Operating activities. Changes in our consolidated working capital decreased approximately $687,000 for the nine-month period ended January 31, 2005 primarily as a result of increasing levels of inventory and accounts receivable as a result of increasing sales and backlog. Cash receipts during the nine-month period ended January 31, 2005 totaled approximately $9,500,000 while total cash disbursements for operations were over $9,970,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. The cash used of $610,000 in investing activities during the nine-month period ended January 31, 2005 was primarily the result of purchases of equipment for $291,000 and the acquisition of certain assets and liabilities of NTG, LLC for $320,000. The purchases of equipment were made by
DCI and are intended to increase production capacity and improve productivity as a result of the increase in sales and total backlog.

     Financing activities. For the nine-month period ended January 31, 2005 there was a net increase in outstanding borrowings on our operating line of credit of $400,000 which was primarily utilized in the acquisition of NTG's assets and liabilities. Total borrowings on the operating line of credit for the nine-month period ended January 31, 2005 totaled $1,815,000 while total payments on the operating line of credit for the nine-month period ended January 31, 2005 totaled $1,415,000. Principal payments on debt included the cash paid to the former owners of DCI when the Company met its obligations on the subordinated notes. Approximately $165,000, or 40%, of the DCI notes were paid in cash with the remaining amounts converted into the Company's common stock. An additional
$35,000 in cash was the result of the exercise of stock options during the period.

     The Company has a $2,000,000 revolving line of credit facility that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (6.00% at January
31, 2005) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We utilized the line of credit for operating cash during the nine-month period ended January 31, 2005 which has resulted in a balance of $400,000 on the line of credit.

     We have a letter of credit with a bank related to the Industrial Revenue
Bonds for our Lenexa, Kansas facility which expires April 15, 2005. We have received notice from the bank

that the letter of credit will be renewed with an expiration date of April 15,
2006.

     Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayment.

     The following table summarizes our contractual obligations as of January
31, 2005 (in thousands): Remaining For the fiscal years ending April 30

                                    Remaining           For the fiscal years ending April 30
                           Total   fiscal year    2006       2007       2008       2009       Thereafter
                          -------- -----------  --------   --------   --------   --------    ------------
Contractual obligations:
  Long-term debt           $1,570        $ --      $100       $200       $170       $100          $1,000
  Operating lease              72          10        43         19         --         --              --
                          -------- ------------ --------   --------   --------   --------    ------------
Total                      $1,642         $10      $143       $219       $170       $100          $1,000
                          -------- ------------ --------   --------   --------   --------    ------------
                          -------- ------------ --------   --------   --------   --------    ------------

                       Amount available at       Amount owed at
Other obligations:       January 31, 2005       January 31, 2005           Expiration
                     -----------------------  --------------------  -----------------------
 Line of credit                  $2,000,000             $400,000         December 31, 2005

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

     Revenue Recognition. We derive revenue from the manufacture of production units of electronic assemblies, liquid crystal displays and remote monitoring equipment. We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units are billed to the customer after they are shipped. Remote monitoring services are billed and the revenue recognized at the end of the month after the services are completed. For customers that utilize our engineering design services, we bill the customer and recognize revenue after the design services or tooling have been completed. We require our customers to provide a binding purchase order to verify the manufacturing services to be provided. Typically, we do not have any post-shipment obligations that would include customer acceptance requirements, training, installation or other services.

     Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in,

first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. We make provisions for estimated excess and obsolete inventory based on our quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We review our inventory in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down. If actual market conditions or our customers' product demands are less favorable than those projected, additional inventory write-downs may be required. We typically accrue an amount into a reserve for inventory excess and obsolescence each month. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

          None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On November 24, 2004, the Company issued 3,916 shares of its common stock to a single member of NTG, LLC as partial consideration for the purchase by NTG of certain assets, including all of the proprietary technology of NTG, LLC. The Company relied upon Rule 506 of Regulation
          D under the Securities Act of 1933, as amended, in claiming an exemption from registration.

ITEM 3. Defaults Upon Senior Securities.

          Not Applicable.

ITEM 4. Submission of Matters to a vote of Security Holders.

          Not Applicable

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

                                     ELECSYS CORPORATION

March 14, 2005                       /s/ Karl B. Gemperli
-----------------                    --------------------------------------
Date                                 Karl B. Gemperli
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

March 14, 2005                       /s/ Todd A. Daniels
-----------------                    --------------------------------------
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

