Form 10KSB
period 2005-04-30
ELECSYS CORP
filed 2005-07-29
CIK 914398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal year ended April 30, 2005

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

         Commission file number 0-22760

                        Elecsys Corporation
(Name of small business issuer in its charter)

Kansas	48-1099142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

        15301 West 109th Street, Lenexa, Kansas    66219
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number (913) 647-0158

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

        State issuer's revenues for its most recent fiscal year.     $12,307,272

        The aggregate market value of the voting stock held by non-affiliates of the issuer on July 15, 2005, based upon the average bid and ask prices for such stock on that date was $10,983,386. The number of shares of Common Stock of the issuer outstanding as of July 15, 2005 was 3,239,937.

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 9, 10, 11, 12, and 14 of Part III of this Form 10-KSB have been incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended April 30, 2005.

Transitional	Small Business Disclosure Form (Check One): Yes ___ No X

ELECSYS CORPORATION AND SUBSIDIARIES FORM 10-KSB Year Ended April 30, 2005 INDEX	Page
PART I

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	9

ITEM 3. LEGAL PROCEEDINGS	9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS	10

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	11

ITEM 7. FINANCIAL STATEMENTS	20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	20

ITEM 8A. CONTROLS AND PROCEDURES	21

ITEM 8B. OTHER INFORMATION	21

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT	22

ITEM 10. EXECUTIVE COMPENSATION	22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	22

ITEM 13. EXHIBITS	22

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	22

SIGNATURES	24

Part I

Item 1. DESCRIPTION OF BUSINESS

General

        Elecsys Corporation (“Elecsys,” the “Company,” or “we”), through its wholly owned subsidiaries, provides Electronic Interface Solutions and Remote Monitoring Solutions to many diverse industries worldwide. Our customer base spans many markets including the aerospace, medical, communications, safety systems, transportation, industrial controls, and energy infrastructure industries. We operate two distinct business segments: Electronic Interface Solutions (EIS) and Remote Monitoring Solutions (RMS). Our EIS segment provides electronic manufacturing services and has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays (“LCDs”), light emitting diode displays (“LEDs”), and custom controls with circuit boards and other electronic assemblies. We offer a single source solution for our customers’ custom electronic interface requirements. Our RMS segment designs, markets, and provides wireless remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions.

        We operate our EIS segment through our DCI, Inc. (“DCI”) subsidiary. DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers (“OEMs”) in the aerospace, medical, communications, safety, transportation, and other industrial product industries. DCI provides a unique range of services to OEMs for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production. We design, manufacture, integrate, and test electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic displays and assemblies and full turn-key products, along with custom LCD devices and modules, and custom LED display arrays. Our diverse capabilities, combined with our materials management expertise, make us an attractive single resource for product development and production that allows customers to integrate their supply chains and reduce their vendor bases at a lower overall total cost.

        We operate our RMS segment through our Network Technologies Group, Inc. (“NTG”) subsidiary. NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions. With NTG’s proprietary remote monitoring devices integrated with our ScadaNET NetworkTM, we provide full-time system monitoring, periodic status information and prompt notification of alarm conditions at remotely located systems via the internet. Through our innovative use of the existing cellular telephone network control channels, the ScadaNET NetworkTM delivers a combination of high reliability and immediacy of data at a competitive cost.

        Elecsys was incorporated in Kansas in 1991, and from 1991 through September 2001, the Company designed, manufactured and sold aircraft navigational aids (the “Navaids Business”). In February 2000, the Company acquired DCI. In September 2001, we exited the Navaids Business when we sold substantially all of the assets and operations, and transferred certain liabilities of the Navaids Business, to a European joint venture.

        In August 2003, DCI invested $100,000 to become a 19% member of Network Technologies

Group, LLC (“NTG, LLC”), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies Group business unit from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG, LLC and became the electronic manufacturing source for NTG, LLC. NTG, LLC supplied remote monitoring solutions utilizing the digital control channels of the nation’s cellular telephone network and established its initial market in the oil and gas pipeline industry.

        In January 2004, DCI entered into an agreement with Pro-Tronix, Inc. (“Pro-Tronix”), an Olathe, Kansas contract electronics manufacturer that was preparing to cease operations, pursuant to which the customers of Pro-Tronix were referred to DCI as their new manufacturing source. Through January 2007, a commission will be paid to the owner of Pro-Tronix based on the completion of existing Pro-Tronix sales orders that were transferred to DCI and additional sales orders awarded to DCI from the former Pro-Tronix customer base. We have added several new customers with this initiative and gained approximately $725,000 in new business from those customers during fiscal 2005.

        On November 24, 2004, the Company paid the holders of the other 81% interest in NTG, LLC approximately $301,000 in cash and the Company’s common stock. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC. The acquired assets were transferred to the Company’s new RMS subsidiary, NTG. In addition to the cash and stock paid, the selling members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG’s net sales through November 2007.

        We are committed to continue growing and expanding the Company when an attractive opportunity presents itself. Our recent acquisition of NTG and our agreement with Pro-Tronix are examples of the type of growth opportunities we plan to pursue.

Business

        Through DCI, our EIS segment provides a range of design, manufacturing, integration and testing services to OEMs that desire a cost-effective single source for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production. Our strategy is to leverage our expertise as an electronic manufacturing services (“EMS”) provider that can integrate specialized technologies, such as custom LCD fabrication, LED display production, and microelectronic assembly, to provide solutions to our customers’ electronic interface needs. We design, manufacture, integrate, and test electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules, and custom LED display arrays. The electronic interfaces, assemblies, and LCDs we produce, or import, are used in medical, aerospace, communications, safety systems, industrial and consumer products and other applications. DCI conducts its operations from a 33,000 square foot facility located in Lenexa, Kansas. We are certified to the ISO 9001:2000 standard, having received initial ISO 9001 certification in November 2000. We function as an extension of our customers’ organizations and offer a single source solution that encompasses design, manufacturing and support services from product conception through volume production.

        Sales are made primarily to customers in the United States, Canada and a few other international markets, which are serviced through a combination of in-house sales personnel and independent sales representative firms. We view our OEM customers as strategic partners and work to provide them with broad technical services and excellent customer care. A key operating objective is to form long-term business relationships with our customers by developing technological interdependence between the Company and the customer.

        Our engineering staff provides hardware design, software design and component engineering services to OEMs. Our manufacturing processes produce assemblies incorporating both conventional electronic packaging and high-density configurations, including ball grid array (“BGA”) and microelectronic technologies. We maintain manufacturing capabilities which include automated surface mount technology component placement, automated solder paste application and soldering, automated through-hole component insertion, wire bonded chip on board microelectronic assembly, and complete in-circuit and functional testing services. We integrate our customers’ electronic assemblies with numerous specialized interface technologies such as custom LCDs and LED display arrays, custom keypads and other user input devices as well as application specific backlights and illumination sources.

        Our LCD fabrication process produces custom LCDs for numerous applications. An LCD is a low power display device in which liquid crystal material is sealed in a cell between specially etched plates of conductively coated glass. When an electric field is applied across the glass plates, the liquid crystal material becomes polarized and the display is activated. LCDs are used to display information in a variety of applications from commercial and consumer to aerospace and medical products. We fabricate highly specialized and low- to medium-volume custom LCD devices in our Class 10000 cleanroom located in our Lenexa facility. The cleanroom includes automated photo-imaging and glass scribing process equipment. We also maintain relationships with several offshore LCD manufacturers to source our higher volume customer requirements. We are capable of designing and manufacturing a complete display module involving both the custom LCD device and the supporting electronics. A limited number of our competitors currently have the capability to produce such complete modules.

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

        We view the integration of electronic manufacturing services with specialized niche technologies to be a large and growing market. It is our primary focus to grow internally through our existing customer base and additions to our customer base for which our expertise in EMS, displays, display integration, and customer service is a single-source solution. To further develop our business and complement our internal growth strategy, we will continue to selectively evaluate opportunities that would permit us to leverage our capabilities. We will continue to explore complementary niche technologies in order to expand our technological capabilities and drive our growth into additional sectors of the EMS market. We will look at businesses where we see an opportunity to add complementary customers and capabilities or purchase assets at reasonable prices.

        Through NTG, our RMS segment provides wireless, internet-based remote monitoring equipment and network data services for industrial monitoring applications. Our strategy is to focus product and market development on industrial monitoring applications that require wide-area wireless networking technologies and proprietary field application hardware. NTG provides various application specific remote monitoring units that are integrated with centralized data services that operate using the company’s proprietary ScadaNET NetworkTM software and data center. In addition to the initial equipment revenue, each remote monitor generates monthly network services revenue. NTG operates out of a 5,000 square foot facility located in Lenexa, Kansas that is leased by the Company through September 2006. Sales are primarily conducted through established distributors and equipment integrators in the pipeline corrosion protection market, in-house direct marketing and sales efforts, and national and regional trade expositions. We currently sell our RMS products and services throughout the United States, Canada, and Mexico.

        The ScadaNET NetworkTM is comprised of a variety of remote monitoring devices that use the administrative control channels of the nation’s existing cellular network infrastructure to link into an internet-based backend network and customer/user interface. The remote devices, proprietary designs and technology pioneered by the Company, monitor functions such as voltages, currents, temperatures, levels, and pressures, and allow control activity to take place at remote sites. By utilizing the capacity, coverage, and capability of the existing cellular-based wireless infrastructure, the ScadaNET NetworkTM can receive data from and deliver information out to remote devices. When combined with our internet-based front-end, our customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

        NTG has initially targeted the cathodic protection (“CP”) market for North American pipelines where numerous applications currently exist for our products and services. The millions of miles of buried pipelines that carry gas, oil, water, and other products throughout North America would corrode due to the interaction of the metals with underground moisture. Pipeline operators constantly fight this natural corrosion process to protect their pipeline asset and comply with strictly-enforced federal regulations that require corrosion protection, assessment, and monitoring. Pipelines are generally protected with CP rectifiers deployed along the pipeline that establish a voltage between the pipeline and the surrounding soil to arrest corrosion activity. Historically, pipeline organizations employ corrosion technicians who travel from site to site to verify the operation of CP systems. There are currently over 500,000 manually tested CP-related locations in North America, with 10,000 additional sites being installed each year. We feel that the availability of cellular-borne digital control channels, and the low cost to wirelessly send periodic, by-exception data is an ideal means to automate the monitoring and data collection tasks required by the pipeline CP industry. To date, over 6,000 ScadaNET NetworkTMremote monitors have been deployed in various applications.

        We have been designing new remote monitoring devices that target the features and installation requirements specifically for CP monitoring and control applications in order to differentiate NTG from other remote monitoring systems. The complete family of CP industry specific devices was available to the market in July 2005.

        NTG continues to explore opportunities to both expand into additional markets with our proprietary product lines and to design new products. We will continue to focus product and market development on niche applications that leverage complete client solutions, wireless networking technologies, and proprietary field application hardware. We also plan to integrate globally-compatible wireless communications techniques into our products while using the same centralized, internet-centric

ScadaNET NetworkTM to provide network services from our data center in Lenexa, Kansas. This move into global packet-data services will allow us to expand our markets from North America to a global scale.

Competition

        There are numerous domestic and foreign EMS providers with which our EIS segment competes. Many of these competitors are substantially larger than DCI, with greater financial, operating, manufacturing and marketing resources, including Flextronics International Ltd., Sanmina-SCI Corporation, and Solectron Corporation. Many have broader geographic breadth, a broader range of services, and established overseas operations. There are a limited number of LCD manufacturers located in the United States. There are also numerous foreign manufacturers who export LCD products into our primary customer markets. Our ability to integrate custom LCDs, LED displays and other specialized electronic interface technologies with electronic assemblies helps differentiate us from our competitors. Our management team believes that the principal competitive factors in our target markets are product quality, reliability in meeting product delivery schedules, flexibility and timeliness in responding to design and schedule changes, pricing, and technological sophistication. To remain competitive, we must provide technologically advanced manufacturing services, maintain quality levels, deliver finished products on a reliable basis, offer flexible delivery schedules, and compete effectively on price.

        While there are numerous competitors in the general remote monitoring market, some that are much larger than NTG, we participate in specialized industrial sectors of the market where we are a significant provider and possess certain technology protection in the form of patents. In the CP remote monitoring market, American Innovations, Ltd. is a direct competitor that is comparable to NTG in size. There are also several smaller firms that participate in the CP remote monitoring market. Management believes the significant competitive factors in our markets include reliability, features, performance, and price. We believe that NTG’s proprietary products and the ScadaNET NetworkTM compete favorably with respect to these factors.

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

        In addition to manufacturing its own products, the Company has close working relationships with companies both in the United States and in some foreign countries to provide component assemblies and finished goods that are manufactured to the Company’s specifications. Although multiple suppliers are available for such items, if the Company were to lose one or more of the current suppliers, some delay and additional costs may be incurred while we obtain and qualify alternative sources.

Patents, Trademarks and Licenses

        Through NTG, the Company owns (or licenses in the case of some technology shared with the General Electric Company) multiple patents dealing with control channel communication techniques over the cellular network and other communication concepts. Four of these patents deal specifically with the CP market currently being pursued by NTG and have direct positive influence on the Company’s competitive status. The Company intends to use these intellectual property assets as competitive barriers to entry or for technology licensing purposes.

        The Company holds federal trademark registrations for marks used in the Company’s business as follows: ScadaNET, ScadaNET Network, CellularRTU, ConfigRTU, CPi, CellularRMU, RMUvi, and P2S.

Research and Development

        For the EIS segment, we design and manufacture custom products and assemblies for OEM customers on a contract basis and thus are not engaged in any independent, self-funded research and development programs. We develop proprietary remote monitoring products for the RMS business segment. These products are targeted at specific industry applications and involve electronic hardware and system software design. Total research and development expenses for the RMS segment, which was acquired in the NTG acquisition, were approximately $121,000 for fiscal year 2005. The Company believes that our internal engineering resources combined with approved third-party engineering consultants will be able to satisfy the current needs of our customer base.

Effect of Governmental Regulations

        Our operations are subject to certain federal, state and local regulations concerning waste management and health and safety matters. We believe that we operate in compliance with all applicable requirements and do not anticipate any material expenditure in maintaining compliance. New, modified, or more stringent requirements or enforcement policies could be adopted in the future which could result in material costs and liabilities that could adversely affect our business.

Effect of Environmental Regulations

        The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Dependence on One or a Few Major Customers

        Sales to our largest five customers accounted for 45% of total sales in fiscal 2005, with no single customer exceeding 20%. The loss of one or more of these major customers would have a substantial impact on our business. In order to minimize the impact the loss of any one customer might have on our business, we seek to expand and diversify our customer base. We are focusing our increased sales efforts on new market segments and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets. The new market segments include additional industrial controls and products, aerospace applications and medical devices. We were successful in changing our manufacturing facility to meet the new ISO 9001:2000 standard and we have registered with the U.S. Food and Drug Administration. We have also added capacity for high-volume LCD products by increased outsourcing through our off-shore manufacturing partners and have also added internal capacity to manufacture high-volume custom LED display arrays. We continue to add, develop and transition our external independent sales representatives in an effort to effectively provide nationwide sales coverage in order to develop opportunities for new products in new markets. We continue to see improvement in these efforts as demonstrated by an expanding customer base and a smaller percentage of total sales to our top five customers in fiscal 2005 (45%) as compared to fiscal 2004 (47%) and fiscal 2003 (59%).

Total Number of Employees

        At April 30, 2005, we had a total of 96 full time employees and 1 part-time employee. None of our employees are represented by a labor organization or subject to a collective bargaining agreement. Our management team believes that our relationship with our employees is good.

Item 2. DESCRIPTION OF PROPERTY

        Our two subsidiaries, DCI, Inc. and NTG, Inc., each have their own facility. DCI operates from a 33,000 square foot building on approximately four acres located at 15301 West 109th Street, Lenexa, Kansas. We have a leasehold interest in this property subject to City of Lenexa, Kansas Variable Rate Demand Industrial Development Revenue Bonds (DCI Project) Series 1998. The face amount of the Bonds outstanding at April 30, 2005 was $1,570,000 and is due in annual payments beginning October 2005 and ranging from $100,000 to $200,000 through 2017. In connection with the acquisition of DCI in 2000, the face amount of this IRB was discounted approximately $178,000. The discount totaled $130,000 and $140,000 as of April 30, 2005 and 2004 respectively. We use approximately 25,000 square feet for manufacturing operations while the remaining 8,000 square feet is used for engineering, administration and marketing. Our DCI facility is in good working order. Upon repayment of the Bonds in whole, we will hold title to the facility. NTG leases approximately 5,000 square feet of office space at 14833 West 95th Street, Lenexa, Kansas all of which is used for engineering, marketing and administration. The facility is in good condition. The total amount of lease payments for the NTG facility are approximately $51,000 and $22,000 for fiscal years 2006 and 2007, respectively, and the lease expires at the end of September 2006.

Item 3. LEGAL PROCEEDINGS

        From time to time, we are a party to routine litigation that is incidental to the business. Currently there is no pending or outstanding litigation against the Company. The Company is not aware of any proceedings pending or contemplated by a governmental authority.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended April 30, 2005.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

Stock Trading

The Company’s common stock trades on the American Stock Exchange under the symbol “ASY”.

On October 27, 2003, the Company received a notice from the American Stock Exchange (the “Amex” or “Exchange”) Staff indicating that the Company no longer complied with the Exchange’s continued listing standards. Such standards include minimum levels of stockholders’ equity and required net earnings in a minimum number of prior fiscal years. The Company sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including its subsidiary that was sold in fiscal year 2002, and an impairment loss on goodwill due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company submitted a plan to the Exchange Staff on November 26, 2003 that set forth definitive actions that management expects will bring the Company into compliance with the continued listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company’s plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. As of January 31, 2005, the Company’s operating income, net income and stockholders’ equity were consistent with the plan submitted to the Exchange staff and met the Exchange’s continued listing requirements. The Company believes that the audited financial results of fiscal 2005 will satisfy the continued listing standards of the Exchange and that the Exchange Staff will notify the Company that it is in compliance. If within twelve months of the Company coming back into compliance with the Exchange’s continued listing standards the Company again falls below the those standards, the Exchange staff will review both incidents of the Company falling below the continued listing standards. The Exchange staff may determine, based on the circumstances that the incidents are related and the initial financial recovery was insufficient to meet the continued listing standards. If the incidents are determined to be related, the Exchange staff may or may not abbreviate the timing and procedures that the Company utilized to meet the continued listing standards or the Exchange staff may begin delisting procedures immediately. If the incidents are determined to be separate and unrelated, the Company is allowed to submit a plan under the Exchange regulations that will bring the Company back into compliance with the continued listing standards.

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for Elecsys common stock as reported by the American Stock Exchange for the two preceding fiscal years. No cash dividends were declared during such time. As of April 30, 2005, the Company had approximately 200 stockholders of record.

Fiscal Year 2005	High	Low

First Quarter Second Quarter Third Quarter	$1.82 2.45 5.30	$1.15 1.58 2.34

Fourth Quarter For the Year	4.70 $5.30	3.20 $1.15

Fiscal Year 2004	High	Low

First Quarter Second Quarter Third Quarter Fourth Quarter For the Year	$1.90 2.06 1.40 1.35 $2.06	$1.50 1.20 1.00 1.02 $1.00

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Overview

        Elecsys Corporation is a publicly traded holding company with two wholly owned subsidiaries, DCI and NTG. DCI designs, manufactures, and integrates custom electronic interface solutions for OEMs in the medical, aerospace, communications, safety systems, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom LCDs, LED displays, and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM’s organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions. NTG is one of the original innovators of Internet-based, wireless remote monitoring over the existing cellular infrastructure. NTG’s Remote Monitoring Devices and its ScadaNET NetworkTM provide full time, wireless status monitoring and alarm notification regarding the performance of pipeline cathodic protection systems over the internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the internet, email, fax, and pager back-end networks. Through its innovative use of the existing cellular telephone network the system delivers a rare combination of high reliability and immediacy of data, at a reasonable cost.

        On November 24, 2004, the Company paid the holders of the other 81% of Network Technologies Group, L.L.C., (“NTG, LLC”) a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc., approximately $301,000 in cash and Company common stock. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC. DCI originally invested $100,000 in August 2003 to become a 19% member of NTG, LLC and joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing the company. As part of this transaction, the original $100,000 investment in NTG, LLC made by DCI was discounted and transferred to NTG. Total consideration paid for the acquisition was approximately $329,000 and included approximately $28,000 of acquisition costs. In addition to the cash and stock paid, the selling members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG’s net sales through November 2007.

        In September 2004, the Company satisfied is obligations under the convertible subordinated debentures held by the former owners of DCI. The $405,625 of principal due under the convertible debentures and the associated interest were paid in a combination of the Company’s common stock and cash. The holders of the debentures elected to convert approximately 60% of the principal value of the notes into 127,420 shares of common stock at a conversion price of $1.93 per share. The remaining amount of the notes and interest, $164,887, was paid from available cash and did not require the Company to draw on its line of credit.

        In June 2004, individual management team members purchased all of the Company’s common stock held by KCEP Ventures II, L.P. (“KCEP”) and Eiger Investment Group, L.L.C. (“Eiger”), which is owned by certain members of the Company’s management team, purchased the $500,000 10% convertible subordinated debenture from KCEP. In exchange for non-monetary concessions made to the Company as a result of the transaction, the warrant for the purchase of up to 45,635 shares of the Company’s common stock was amended to expire in August 2009. As part of this transaction, Mr. David J. Schulte resigned from the Company’s Board of Directors. On January 31, 2005, Eiger converted the $500,000 subordinated debenture into 259,065 shares of the Company’s common stock. The accrued interest on the subordinated debenture was paid by the Company in cash.

        On March 29, 2005, KCEP and the Company amended the warrant agreement held by KCEP to allow for the cashless exercise of the warrant. The warrant granted KCEP the right to purchase 45,635 shares of common stock at $1.93 per share. KCEP exercised the warrant on March 29, 2005 and purchased 23,223 shares of the Company’s common stock at $1.93 per common share in exchange for the surrender of the remaining 22,412 shares granted to KCEP under the warrant. The cashless exercise price was based on the average daily closing price for the 30 days prior to the exercise of the warrant of $3.93 per common share.

        In January 2004, DCI entered into an agreement with Pro-Tronix, Inc. (“Pro-Tronix”), an Olathe, Kansas contract electronics manufacturer that was preparing to cease operations, pursuant to which the customers of Pro-Tronix were referred to DCI as their new manufacturing source. Some existing sales orders were transferred from Pro-Tronix to DCI and production of those orders was completed at DCI’s facility. A commission was paid to the owner of Pro-Tronix based on the completion of existing Pro-Tronix sales orders that were transferred to DCI and will be paid for any additional sales orders awarded to DCI from the former Pro-Tronix customer base until January 2007. This agreement also included some consigned inventory, for which DCI pays Pro-Tronix as it is consumed. Some key Pro-Tronix employees were hired by DCI to assist in the transition of the Pro-Tronix customer base.

        On October 27, 2003, the Company received a notice from the American Stock Exchange (the “Amex” or “Exchange”) Staff indicating that the Company did not comply with the Exchange’s continued listing standards. Such standards include minimum levels of stockholders’ equity and required net earnings in a minimum number of prior fiscal years. The Company sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including its subsidiary that was sold in fiscal year 2002, and an impairment loss on goodwill due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company submitted a plan to the Exchange Staff on November 26, 2003 that set forth definitive actions that management expects will bring the Company into compliance with the Exchange’s continued listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company’s plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. The Company is subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the current listing standards by the end of the extension period could result in the Company being delisted from the Exchange. In the completed fifteen-month period ended January 31, 2005, the Company’s operating income, net income and stockholder’s equity were consistent with the plan submitted to the Exchange Staff and met the continued listing requirements of the Exchange. The Company believes that the audited financial results of fiscal 2005 will satisfy the continued listing standards of the Exchange and that the Exchange Staff will notify the Company that it is in compliance. If within twelve months of the Company coming back into compliance with the Exchange’s continued listing standards the Company again falls below the those standards, the Exchange staff will review both incidents of the Company falling below the continued listing standards. The Exchange staff may determine, based on the circumstances that the incidents are related and the initial financial recovery was insufficient to meet the continued listing standards. If the incidents are determined to be related, the Exchange staff may or may not abbreviate the timing and procedures that the Company utilized to meet the continued listing standards or the Exchange staff may begin delisting procedures immediately. If the incidents are determined to be separate and unrelated, the Company is allowed to submit a plan under the Exchange regulations that will bring the Company back into compliance with the continued listing standards.

Results of Operations

        The following table sets forth for the periods presented, certain statement of operations data (in thousands) of the Company:

	Years Ended
	April 30, 2005		April 30, 2004
Sales	$12,307	100.0%	$10,612	100.0%
Cost of products sold	8,651	70.3%	7,639	72.0%

Gross margin	3,656	29.7%	2,973	28.0%
Selling, general and
administrative expenses	2,814	22.9%	2,767	26.1%

Operating income	842	6.8%	206	1.9%
Interest expense	(135)	(1.1%)	(226)	(2.1%)
Impairment of original
investment in acquired
subsidiary	(19)	(0.2%)	--	--
Other income, net	1	0.0%	4	0.0%

Income (loss) from
operations before income
taxes	689	5.6%	(16)	(0.2%)

Income tax benefit	10	0.1%	39	0.4%

Net income	$699	5.7%	$23	0.2%

Net income per share -
Basic	$0.24	$0.01

Net income per share -
Diluted	$0.23	$0.01

        Sales for the year ended April 30, 2005 were $12,307,000, an increase of $1,695,000 or 16.0% from $10,612,000 in fiscal 2004. The increase was primarily the result of increases in new and existing customer orders at DCI in the electronic assembly, LCD production and LCD resale product lines. These product lines had sales increases of approximately $3,175,000, or 38.6%, as compared to fiscal 2004. These increases were partially offset by a decrease of approximately $1,462,000 in sales in the LCD hybrids product line that was the result of the permanent decision, made during the third fiscal quarter of 2004, by one of our largest former customers to move the manufacture of its product to the offshore production facility used by its parent company. Sales to this customer totaled approximately $1,401,000 for fiscal year 2004 and represented the final sales to this customer. Sales volumes at NTG were $182,000 for the fiscal year which also contributed to the overall increase in sales shown in the consolidated financial results. We expect sales volumes at DCI to continue to increase slightly in the next few quarters of fiscal 2006 as a result of scheduled shipments to customers currently recorded in our backlog. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to continue growing over the next few quarters as development of new products proceeds and marketing efforts continue.

        Total backlog at April 30, 2005 was approximately $6,806,000, an increase of $2,656,000, or 64.0%, from a total backlog of $4,150,000 on April 30, 2004 and an increase of $535,000 from a total backlog of $6,271,000 on January 31, 2005.

        Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the year ended April 30, 2005 was 29.7%, or $3,656,000, compared to 28.0%, or $2,973,000, for the year ended April 30, 2004. The increase in gross margin dollars of approximately $683,000 and gross margin percentage of 1.7% is primarily the result of product mix and increased sales volumes in the electronic assembly, LCD production and LCD resale product lines. We expect that gross margins over the next few quarters will continue at or near the historical margins of 25%-30%.

        Selling, general and administrative (“SG&A”) expenses increased $47,000, or 1.7%, to $2,814,000, or 22.9% of sales in the fiscal year ended April 30, 2005 compared to $2,767,000, or 26.1% of sales in the fiscal year ended April 30, 2004. The increase in SG&A expenses was mainly due to the acquisition of NTG during the year. SG&A expenses at NTG were approximately $314,000 for the fiscal year which represents the engineering and marketing personnel and personnel-related expenses at that subsidiary. Corporate expenses and DCI’s SG&A expenses were $68,000 and $198,000 less, respectively, than in fiscal 2004. The decrease in our corporate expenses was due to reductions of $28,000 in professional fees as a result of a change in the Company’s independent accountants and lower overall legal fees. Consulting fees were reduced by $35,000 as a result of the expiration of a consulting agreement. The decrease in SG&A expenses at DCI were the result of lower personnel related costs of approximately $163,000 due to a reduction of SG&A personnel in the third and fourth quarters of fiscal 2004 and a decrease in office related expenses of $15,000 and a decrease of $35,000 in second facility expenses as a part of cost reduction efforts. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales and to control our corporate expenditures and manage our operating costs.

        Interest expense was $135,000 and $226,000 for the years ended April 30, 2005 and 2004, respectively. This decrease of $91,000, or 40.3%, was the result of lower borrowings outstanding during the recently completed fiscal year primarily due to the payment and conversion of the Company’s previously issued subordinated notes held by DCI in September 2004 and lower fees and interest on the line of credit. There were no outstanding borrowings from the operating line of credit as of April 30, 2005. We expect to continue to utilize the operating line of credit periodically in the next few quarters. These funds will be necessary as our business grows and capital is needed to meet operating requirements and industrial revenue bond principal payments.

        The $19,000 impairment of original investment in acquired subsidiary is the result of discounting the original investment in NTG, LLC. The Company accounted for the acquisition of NTG, LLC as a purchase and determined that the original investment of $100,000 was impaired based on the total consideration paid. The total amount of cash, Company common stock and deal costs for the acquisition was approximately $329,000 for the remaining 81% interest in NTG, LLC. In addition to the cash and common stock paid, the members of NTG, LLC will also receive quarterly cash payments equal to 4% of NTG’s net sales through November 2007.

        The $10,000 income tax benefit for the year ended April 30, 2005 was the result of a refund from property tax credits from the filing of the 2004 state tax return. The $39,000 income tax benefit for the year ended April 30, 2004 was due to the filing of amended tax returns claiming refunds of $36,000 for income taxes paid in prior years as a result of carry backs of net operating losses and an additional tax expense of $4,000 related to alternative minimum tax rules for the filing of fiscal year 2003 returns. No other income tax provision or benefit was recorded for the years ended April 30, 2005 or 2004 due primarily to the availability of net operating loss carry forwards which have been fully reserved due to the continued uncertainty of their utilization.

        Primarily as a result of the above factors, net income for fiscal year 2005 was $699,000, or $0.23 per diluted share, as compared to net income of $23,000, or $0.01 per diluted share, in fiscal year 2004.

Liquidity and Capital Resources

        Cash and cash equivalents decreased $66,000 to $264,000 as of April 30, 2005 compared to $330,000 at April 30, 2004. This decrease was the result of an increase in cash provided by operating activities offset by purchases of equipment, the acquisition of certain assets and liabilities of NTG LLC and the partial cash payment of the Company’s previously issued subordinated notes held by DCI.

        Operating activities. Our consolidated working capital increased approximately $1,069,000 for the year ended April 30, 2005 primarily as a result of increasing levels of inventory as a result of increasing sales and backlog. Operating cash receipts during the year ended April 30, 2005 totaled approximately $12,721,000 while total cash disbursements for operations were $11,975,000 for the fiscal year. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

        Investing activities. The cash used of $618,000 in investing activities during the year ended April 30, 2005 was primarily the result of purchases of equipment for $311,000 and the acquisition of certain assets and liabilities of NTG, LLC for $310,000. The purchases of equipment were made by DCI and are intended to increase production capacity and improve productivity as a result of the increase in sales and total backlog.

        Financing activities. For the year ended April 30, 2005 total borrowings and repayments on the operating line of credit totaled $2,655,000. These borrowings were used to finance the operations of DCI and NTG during the year as well as acquire certain assets and liabilities of NTG, LLC. Principal payments on debt included the cash paid to the former owners of DCI when the Company met its obligations on the subordinated notes. Total principal payments on long-term debt totaled approximately $179,000, of which approximately $165,000, or 40%, of the Company’s previously issued subordinated notes held by DCI were paid in cash. The remaining amounts of the subordinated notes held by DCI were converted into the Company’s common stock. An additional $35,000 in cash was the result of the exercise of stock options during the period.

        The Company has a $2,000,000 revolving line of credit facility that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (6.5% at April 30, 2005) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We utilized the line of credit for operating cash during the 2005 fiscal year which at times resulted in a balance due on the line of credit. As of April 30, 2005, all amounts due on the line-of-credit have been paid.

        The Company has a letter of credit with a bank related to the Industrial Revenue Bonds for its Lenexa, Kansas facility which expires April 15, 2006. We expect to be able to renew the letter of credit upon its expiration.

        Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayment.

        The following table summarizes our contractual obligations as of April 30, 2005 (in thousands):

	For the fiscal years ending April 30
	Total	2006	2007	2008	2009	Thereafter

Contractual obligations:
Long-term debt	$1,570	$100	$200	$170	$100	$1,000
Operating lease	73	51	22	--	--	--

Total	$1,643	$151	$222	$170	$100	$1,000

Other obligations:	Amount available at April 30, 2005	Amount owed at April 30, 2005	Expiration
Line of credit	$2,000,000	$ --	December 31, 2005

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

        Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. We make provisions for estimated excess and obsolete inventory based on our quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We review our inventory in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down. If actual market conditions or our customers’ product demands are less favorable than those projected, additional inventory write-downs may be required. We typically accrue an amount into a reserve for inventory excess and obsolescence each month. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

        Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of our credit evaluations. We also evaluate the collectibility of our accounts receivable based on specific customer circumstances, current economic trends, historical experience and the age of past due receivables. Unanticipated changes in our customers’ liquidity or financial position, which results in an impairment of their ability to make payments, may require additional provisions for doubtful accounts.

        Warranty Reserve. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty for a period of one year from the date of receipt of our products and our standard warranties require us to repair or replace defective products at no cost to the customer or refund the customer’s purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management’s best estimate of probable liability under our product warranties.

Selected Quarterly Financial Data (Unaudited)

        The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended April 30, 2005 and 2004. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Three Months Ended
	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004
	(In thousands)
Sales	$2,619	$2,739	$2,749	$2,505
Gross margin	695	755	670	853
Operating income (loss)	(92)	(7)	18	287
Income (loss) before
income taxes	(149)	(69)	(39)	241
Net income (loss)	$(113)	$(69)	$(43)	$248
Net cash provided by (used
in) operating activities	$(391)	$237	$(102)	$101

	Three Months Ended
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005
	(In thousands)
Sales	$2,916	$3,172	$3,234	$2,985
Gross margin	785	945	1,018	908
Operating income	174	259	259	150
Income before income
taxes	134	224	203	128
Net income	$144	$224	$203	$128
Net cash provided by
operating activities	$72	$62	$125	$437

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of

Financial Accounting Standard No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged. The adoption of this statement is not anticipated to have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. The Company will adopt this statement after its next fiscal year ending April 30, 2006. The adoption of SFAS 123R will likely have an impact on our consolidated financial statements. The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards, and cancellation or forfeitures related to both existing awards and new awards.

        In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Forward Looking Statements

        This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully integrate, market and grow NTG, Inc., the Company’s dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of “Results of Operations” and “Liquidity and Capital Resources” as contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s quarterly reports on Form 10-QSB and current reports on Form 8-K. Holders of the Company’s securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7. FINANCIAL STATEMENTS

        The information required by Item 310(a) of Regulation S-B is provided on pages F-1 through F-19 of this filing on Form 10-KSB and is hereby incorporated by reference herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

        On August 9, 2004, the Board of Directors of the Company, upon the recommendation of the Company’s Audit Committee, approved a resolution (i) replacing Ernst & Young LLP (“Ernst & Young”) who were dismissed as the Company’s independent auditors effective August 9, 2004, and (ii) engaging Mayer Hoffman McCann P.C. (“Mayer Hoffman McCann”) as the Company’s independent auditors for purposes of auditing the Company’s financial statements for the fiscal year ending April 30, 2005.

        The audit reports of Ernst & Young on the financial statements of the Company for the fiscal years ended April 30, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for an additional paragraph noting the change in the Company’s method of accounting for goodwill and other intangible assets.

        In connection with its audits for the fiscal years ended April 30, 2004 and 2003, there have been no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused them to make reference to them in their report on the financial statements for those years.

        The Company did not consult with Mayer Hoffman McCann regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the financial statements, and no written or oral advice was provided by Mayer Hoffman McCann that was a factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue prior to August 9, 2004.

        We have no disagreements with our independent registered public accounting firm through the date of this filing.

Item 8A. CONTROLS AND PROCEDURES

        (a)        Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, these officers have concluded that the Company’s disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company that is required to be included in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is made known to them.

        (b)        Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that in management’s estimates could materially affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 8B. OTHER INFORMATION

      None.

Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The Company has adopted a Code of Ethics for the Company’s officers and directors. A copy of the Code of Ethics may be obtained without charge by contacting the Company’s Secretary at the Company’s headquarters, 15301 West 109th Street, Lenexa, Kansas 66219.

        The remaining information required to be disclosed pursuant to this Item 9 (Items 401 and 405 of Regulation S-B) is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2005.

Item 10. EXECUTIVE COMPENSATION

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2005.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2005.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2005.

Item 13. EXHIBITS

        The list of exhibits following the signature page of this Annual Report on Form 10-KSB is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2005.

Signatures

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2005
ELECSYS CORPORATION BY: /s/ Karl B. Gemperli —————————————— Karl B. Gemperli President and Chief Executive Officer Principal Executive Officer

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

         /s/ Todd A. Daniels
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

         /s/ Robert D. Taylor
Robert D. Taylor
Chairman of the Board of Directors

         /s/ Stan Gegen
Stan Gegen
Director	Date: July 29, 2005 Date: July 29, 2005 Date: July 29, 2005 Date: July 29, 2005

EXHIBIT INDEX

NUMBER DESCRIPTION

3.1	ARTICLES OF INCORPORATION

(a)	The amended Articles of Incorporation of the Company dated September 14, 1994, attached as Exhibit 3.1 pages 19-55 of the Company’s Form 10-KSB, filed July 31, 1995 with the Securities and Exchange Commission is incorporated herein by reference.

(b)	An amendment to the Articles of Incorporation of the Company dated November 1, 2000, attached as Exhibit 4.2 of the Company’s Form S-8, filed June 19, 2000 with the Securities and Exchange Commission, is incorporated herein by reference.

3.2	BY-LAWS

The Restated By-Laws of the Company dated October 1, 1993, attached as Exhibit 3.2, of the Company’s Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, are incorporated herein by reference.

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

A specimen stock certificate representing shares of the common stock, par value $.01 per share, attached as Exhibit 4.1 of the Company’s Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

10	MATERIAL CONTRACTS

(a)	Restated 1991 Stock Option Plan attached as Exhibit 10.5 of the Company’s Registration Statement, Form SB-2, filed November 29, 1993 with the Securities and Exchange Commission, is incorporated herein by reference.

(b)	Amendment of the Company’s Restated 1991 Stock Option Plan, increasing the number of shares of Common Stock subject to option thereunder from 375,000 shares to 475,000 approved by the shareholders at the annual stockholders meeting held September 15, 1998, attached as Exhibit 10(cc) of the Company’s Form 10-KSB filed July 29, 1999 with the Securities and Exchange Commission, is incorporated herein by reference.

(c)	Form of Stock Option Agreement for Restated 1991 Stock Option Plan, attached as Exhibit 10(c) of the Company’s Form 10-KSB filed July 29, 2002 with the Securities and Exchange Commission, is incorporated herein by reference.

(d)	Form of Non-Employee Director Stock Option Agreement for Restated 1991 Stock Option Plan attached as Exhibit 10(d) of the Company’s Form 10-KSB filed July 29, 2002 with the Securities and Exchange Commission, is incorporated herein by reference.

(e)	Employment Agreement dated December 6, 1999, by and between the Company and Karl Gemperli attached as Exhibit 10(cc) of the Company’s Form 10-KSB, filed July 28, 2000, with the Securities and Exchange Commission is incorporated herein by reference.

(f)	Supplemental Agreement dated February 28, 2001, between the Company and Karl Gemperli, attached as Exhibit 10(mm) of the Company’s Form 10-QSB, filed March 19, 2001, with the Securities and Exchange Commission, is incorporated herein by reference.

(g)	Commercial Loan Agreement dated July 18, 2002 between the Company and Gold Bank attached as Exhibit 10.1 of the Company’s Form 10-QSB, filed September 13, 2002 with the Securities and Exchange Commission, is incorporated herein by reference.

(h)	Form of Agreement for the purchase of assets of Network Technologies Group, LLC by NTG, Inc., a subsidiary of Elecsys Corporation, dated November 22, 2004.

21	SUBSIDIARIES OF THE COMPANY

23.1	Consent of Mayer Hoffman McCann P.C.

23.2	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer)

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FINANCIAL STATEMENTS INDEX

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of April 30, 2005 and 2004	F-4

Consolidated Statements of Operations
Years Ended April 30, 2005 and 2004	F-5

Consolidated Statements of Stockholders' Equity
Years Ended April 30, 2005 and 2004	F-6

Consolidated Statements of Cash Flows
Years Ended April 30, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Elecsys Corporation and Subsidiaries (the Company) as of April 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiaries at April 30, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Mayer Hoffman McCann P.C.
Leawood, Kansas

June 28, 2005

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Elecsys
Corporation and Subsidiaries (the Company) as of April 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys
Corporation and Subsidiaries at April 30, 2004, and the consolidated results of their operations and their cash flows for the year ended April 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Kansas City, Missouri
June 18, 2004

Elecsys Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	April 30, 2005	April 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$264	$330
Accounts receivable, less allowances of $76 in 2005
and $52 in 2004	1,413	1,440
Inventories	2,890	2,095
Prepaid expenses	85	106

Total current assets	4,652	3,971
Property and equipment, at cost:
Land	637	637
Building and improvements	1,114	1,103
Equipment	2,370	2,019

	4,121	3,759
Accumulated depreciation and amortization	(1,427)	(1,147)

	2,694	2,612
Goodwill	7	--
Investment in NTG, LLC	--	100
Intangible assets, net	334	--
Other assets, net	42	34

Total assets	$7,729	$6,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,163	$901
Accrued expenses	604	439
Current portion of long-term debt	100	914

Total current liabilities	1,867	2,254
Long-term debt, less current portion	1,340	1,430
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;	--	--
none issued and outstanding
Common stock, $.01 par value, 10,000,000 shares authorized;
issued and outstanding - 3,239,937 and 2,791,331 at
April 30, 2005 and 2004, respectively	32	28
Additional paid-in capital	8,926	8,140
Accumulated deficit	(4,436)	(5,135)

Total stockholders' equity	4,522	3,033

Total liabilities and stockholders' equity	$7,729	$6,717

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2005	2004

Sales	$12,307	$10,612
Cost of products sold	8,651	7,639

Gross margin	3,656	2,973
Selling, general and administrative expenses	2,814	2,767

Operating income	842	206
Other income (expense):
Interest expense	(135)	(226)
Impairment of original investment in acquired subsidiary	(19)	--
Other income, net	1	4

Income (loss) from operations before income taxes	689	(16)
Income tax benefit	10	39

Net income	$699	$23

Net income per share information:
Basic	$0.24	$0.01
Diluted	$0.23	$0.01
Weighted average common shares outstanding:
Basic	2,965	2,791
Diluted	3,093	2,860

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at April 30, 2003	2,791	$28	$8,140	$(5,158)	$3,010
Net income	--	--	--	23	23

Balance at April 30, 2004	2,791	28	8,140	(5,135)	3,033
Net income	--	--	--	699	699
Exercise of stock options	35	1	34	--	35
Conversion of subsidiary's
subordinated debt	128	1	245	--	246
Stock issued for NTG, Inc.
acquisition	4	--	9	--	9
Conversion of subordinated
debt	259	2	498	--	500
Cashless exercise of warrants	23	--	--	--	--

Balance at April 30, 2005	3,240	$32	$8,926	$(4,436)	$4,522

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended April 30,
	2005	2004

Operating Activities:
Net income	$699	$23
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	300	270
Amortization	44	32
Provision for doubtful accounts	39	27
Gain on disposal of property and equipment	(2)	(8)
Impairment loss of investment in acquired subsidiary	19	--
Changes in operating assets and liabilities:
Accounts receivable	53	(124)
Inventories	(713)	(135)
Accounts payable	186	(198)
Accrued expenses	60	(102)
Other, net	11	59

Net cash provided by (used in) operating activities	696	(156)

Investing Activities:
Investment in NTG, LLC	--	(100)
Purchases of property and equipment	(311)	(122)
Proceeds from sale of property and equipment	3	13
Acquisition, net of cash acquired	(310)	--

Net cash used in investing activities	(618)	(209)

Financing Activities:
Proceeds from exercise of stock options	35	--
Principal payments on long-term debt	(179)	(12)
Borrowings on note payable to bank	2,655	2,030
Payments on note payable to bank	(2,655)	(2,030)

Net cash used in financing activities	(144)	(12)

Net decrease in cash and cash equivalents	(66)	(377)
Cash and cash equivalents at beginning of year	330	707

Cash and cash equivalents at end of year	$264	$330

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$112	$107
Cash received during the period for taxes	17	32
Common stock issued to pay subordinated debt	746	--
Common stock issued for acquisition of NTG, Inc.	9	--

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Elecsys Corporation (the “Company”) is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. and NTG, Inc. DCI, Inc. (“DCI”) designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers (“OEMs”) in the medical, aerospace, communications, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, with circuit boards and other electronic components. NTG, Inc. (“NTG”) designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions.

        The Company’s sales are made primarily to customers within the United States, but also include Canada and several other international markets.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Elecsys Corporation (Elecsys) and its wholly-owned subsidiaries, DCI and NTG. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less. At April 30, 2005 the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company had bank deposits of approximately $157,000 and $189,000 in excess of FDIC insured limits as of April 30, 2005 and 2004, respectively.

Receivables

        Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Concentration of Credit Risk and Financial Instruments

        The Company grants credit to customers who meet the Company’s pre-established credit requirements. Credit risk is managed through credit approvals, credit limits, and monitoring procedures. Credit losses are provided for in the Company’s consolidated financial statements and historically have been within management’s expectations. During fiscal year 2004, the Company had two customers whose sales exceeded 10% of the Company’s total sales. For the fiscal year ended, April 30, 2005, the Company had two customers, one of which was a significant customer in the previous year, whose sales individually accounted for greater than 10% of the Company’s total sales. The Company had one customer who accounted for greater than 10% of the Company’s receivables as of April 30, 2005. As of April 30, 2004, the Company had two different customers who each accounted for greater than 10% of the Company’s receivables.

        The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Shipping and Handling Costs

        Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales.

Revenue Recognition

        The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays and remote monitoring equipment. We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units are billed to the customer and revenue is recognized after they are shipped and title has transferred to the customer. Remote monitoring services are billed and the revenue recognized at the end of the month after the services are completed. For customers that utilize the Company’s engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed.

Inventories

        Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately $286,000 and $178,000, are summarized by major classification as follows (in thousands):

	April 30,
	2005	2004

Raw materials	$1,760	$1,713
Work-in-process	572	382
Finished goods	558	--

	$2,890	$2,095

        The Company entered into supplier arrangements in fiscal 2005 with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2005, approximately $123,000 of finished goods inventory was directly related to those customer agreements. The remaining finished goods inventory at April 30, 2005 was classified as raw materials in previous years. The comparable amount for the prior year has not been reclassified since such information was not available.

Property and Equipment

        Depreciation is computed using the straight-line method over the following estimated useful lives:

Description Building and improvements Equipment Computers and software	Years 30 3-8 3

Goodwill

        Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The Company recognized goodwill in its acquisition of NTG, Inc. in November 2004. The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

Intangible assets

        Intangible assets consist of patents, trademarks, copyrights and capitalized software. Intangible assets are amortized over their estimated 10 year useful lives using the straight-line method.

Impairment of Long-Lived Intangible Assets

        Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management reviewed the intangible assets for impairment as of April 30, 2005 and determined that no impairment existed at that date.

Income Taxes

        The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are recorded based upon the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $33,000 and $39,000 for the years ended April 30, 2005 and 2004, respectively.

F-10

Stock-Based Compensation

        At April 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under APB No. 25, no employee compensation expense is recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Years Ended April 30,
	2005	2004

Net income, as reported	$699	$23
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all options, net of tax	(43)	(59)

Pro forma net income (loss)	$656	$(36)

Net income (loss) per share:
Basic - as reported	$0.24	$0.01
Basic - pro forma	$0.22	$(0.01)
Diluted - as reported	$0.23	$0.01
Diluted - pro forma	$0.21	$(0.01)

The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

	Years Ended April 30,
	2005	2004

Expected years until exercise	5	5
Risk-free interest rate	4.25%	4.25%
Expected stock volatility	80.1%	80.1%
Expected dividend yield	0%	0%

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 expanded the scope of APB Opinion No. 29 to require that the nonmonetary exchange of similar productive assets should be measured based on the fair value of the assets exchanged. The adoption of this statement is not anticipated to have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. The Company will adopt this statement after its next fiscal year ending April 30, 2006.. The adoption of SFAS 123R will likely have an impact on our consolidated financial statements. The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards, and cancellation or forfeitures related to both existing awards and new awards.

        In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

    2.     ACQUISITION

        In August 2003, DCI invested $100,000 to become a 19% member of Network Technologies Group, LLC (“NTG, LLC”), a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG, LLC. NTG, LLC supplied remote monitoring solutions utilizing the digital control channels of the nation’s cellular telephone network and has established its initial market in the oil and gas pipeline industry.

        On November 24, 2004 the Company acquired the other 81% interest in NTG, LLC for total consideration consisting of approximately $301,000 in cash, the Company’s common stock valued at $10,000 and $28,000 of acquisition costs. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC as part of the transaction. The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of NTG from the date of the acquisition. As part of this transaction, the original $100,000 investment in NTG, LLC made by DCI was discounted by an impairment loss of $19,000 and transferred to the Company’s new subsidiary, NTG, Inc (“NTG”). In addition to the cash and stock paid, the members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG’s net sales through November 2007. Additional consideration of approximately $7,000 was paid for the period, November 2004 through April 30, 2005.

        The purchase price was allocated as follows (in thousands):

Receivables	$65
Inventories	83
Property and equipment	71
Goodwill	7
Other assets, including product technology	357
Less discounted 19% original investment in NTG, LLC	(81)
Liabilities	(182)
Issuance of common stock	(10)

Cost of acquisition, net of cash acquired	$310

        Intangible assets totaling $349,000 were identified and valued by an independent third party valuation expert, which included product technology. These intangible assets were determined to have a useful life of 10 years and will be amortized over their useful life. Amortization expense for the intangible assets will be $35,000 in each of the next five fiscal years.

3.    LINE OF CREDIT

        On December 31, 2004, the Company renewed its $2,000,000 line of credit facility that is secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (6.5% at April 30, 2005) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2005, the Company was in compliance with all of the covenants under the line of credit and there were no borrowings outstanding on the credit facility.

4.     SEGMENT REPORTING

        The Company operates two reportable business segments: Electronic Interface Solutions and Remote Monitoring Solutions. Electronic Interface Solutions (“EIS”) produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The Remote Monitoring Solutions (“RMS”) segment designs, markets, and provides remote monitoring services and is the result of the NTG acquisition. The following table presents business segment revenues, income (loss), and total assets for the years ended April 30, 2005 and 2004 including the results of operations after the acquisition of NTG (in thousands).

	Year Ended April 30, 2005
	EIS	RMS	Unallocated	Eliminations	Total

Sales:
External	$12,126	$181	$--	$--	$12,307
Intersegment	101	--	--	(101)	--

Total sales	$12,227	$181	$--	$(101)	$12,307

Segment income
(loss)	$1,310	$(248)	$(357)	$(6)	$699

Total assets	$7,085	$301	$4,097	$(3,753)	$7,729

	Year Ended April 30, 2004
	EIS	RMS	Unallocated	Eliminations	Total

Sales:
External	$10,612	$--	$--	$--	$10,612
Intersegment	--	--	--	--	--

Total sales	$10,612	$--	$--	$--	$10,612

Segment income (loss)
	$410	$--	$(387)	$--	$23

Total assets	$5,857	$--	$4,197	$(3,337)	$6,717

        The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Years Ended April 30,
	2005	2004

Products and services:
Electronic interface assemblies	$11,738	$10,088
Remote monitoring solutions	101	--
Engineering services	264	281
Other	124	243

Total EMS sales	$12,227	$10,612

5.     WARRANTY

        The Company provides a limited warranty for a period of one year from the date of receipt of its products. The Company’s standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer’s purchase price. In the second quarter of fiscal 2004, the Company began to establish a liability to estimate the costs that may be incurred under its standard warranties. The Company’s product warranty liability reflects management’s best estimate of probable liability under product warranties. Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence. The Company incurred actual warranty expenses of approximately $60,000 and $68,000 for the years ended April 30, 2005 and 2004, respectively.

        The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2005	2004
Balance at beginning of period	$21	$--
Accruals	38	21

Balance at end of period	$59	$21

6.     LONG-TERM DEBT

        Long-term debt as of April 30, 2005 and 2004 consists of the following (in thousands):

                                                                                           April 30,
                                                                                  -----------------------------
                                                                                      2005            2004
                                                                                  -------------   -------------
Industrial  revenue bonds,  variable interest rate (3.10% as of April 30, 2005), due in annual  principal  payments  ranging from $100,000 to $200,000  beginning
October  2005  through  maturity  in  October  2017,  secured  by  property  and equipment  and an  irrevocable  letter of credit in favor of the bond Trustee up to a maximum  amount of $1,588,000  through  April 2006. In connection  with the acquisition  of DCI,  the face amount of this IRB was  discounted  approximately
$178,000.  The discount  totaled  $130,000 and $140,000 as of April 30, 2005 and
2004 respectively.

                                                                                        $1,440          $1,430

Convertible   long-term   subordinated   notes   payable   to  the   former  DCI
stockholders,  convertible  into shares of common stock at a conversion price of
$1.93 per common  share,  with interest  payable  quarterly at 10%. The original maturity  date of the notes was  February 7, 2005.  The notes were  subordinated to all other borrowings of the Company.
                                                                                            --             405

Subordinated note payable to the former DCI stockholders,  with interest accrued at 5% per  annum.  The  principal  and  accrued  interest  was  payable in equal monthly installments beginning September 30, 2003 and ending February 28, 2005.
                                                                                            --              20

Convertible  subordinated debenture in the amount of $500,000, with a conversion price of $1.93 per common share,  and a warrant granting the holder the right to purchase  45,635  shares of the  Company's  stock for $88,076  ($1.93 per common share).  The note was converted by Eiger  Investment  Group,  LLC on January 31,
2005 into 259,067 shares of common stock.  On                                              ---             ---

On March 23,  2005,  KCEP  Ventures II, L.P.  converted  the warrant into 23,223 shares of common stock and surrendered the remaining 22,412 shares.  Originally, the common stock purchase warrant was valued at $50,000 using the  Black-Scholes option pricing model. Accordingly,  the subordinated debenture was discounted by
$50,000 which resulted in an effective interest rate of 13%. The debenture had a stated interest rate of 10% and was due February 7, 2005. Interest was paid on a
quarterly basis.                                                                            --             489
                                                                                  -------------   -------------
Total long-term debt                                                                     1,440           2,344

Less current portion                                                                       100             914
                                                                                  -------------   -------------
                                                                                        $1,340          $1,430
                                                                                  =============   =============

        On September 16, 2004, the Company satisfied is obligations under the convertible subordinated debentures held by the former owners of DCI. The $405,625 due under the convertible debentures and the associated interest were paid in a combination of the Company’s common stock and cash. The holders of the debentures elected to convert approximately 60% of the principal value of the notes into 127,420 shares of common stock at a conversion price of $1.93 per share. The remaining amount of the notes and interest, $164,887, was paid from available cash and did not require the Company to draw on its line of credit.

        On January 24, 2005, Eiger Investment Group, L.L.C. (“Eiger”) notified the Company of its intent to convert, on January 31, 2005, the $500,000 convertible subordinated debenture it owned into 259,065 shares of the Company’s common stock. Eiger, which is owned by the Company’s management team, purchased the $500,000 convertible subordinated debenture from KCEP Ventures II, L.P. (“KCEP”) in June 2004. Also in June 2004, individual management team members purchased all of the Company’s common stock held by KCEP.

        On March 29, 2005, KCEP and the Company amended the warrant agreement held by KCEP for the right to purchase 45,635 shares of common stock at $1.93 per share. The amendment allowed KCEP to exercise the warrant to purchase 23,223 shares of the Company’s common stock at $1.93 per common share in exchange for the surrender of the remaining 22,412 shares granted to KCEP under the warrant. KCEP exercised and surrendered the common shares on March 29, 2005. The transaction was based on the average daily closing price for the 30 days prior to the exercise of the warrant of $3.93 per common share.

        The aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 and thereafter is as follows (in thousands):

Year	Amount
2006 2007 2008 2009 2010 Thereafter	$100 200 170 100 100 900

        As of April 30, 2005, the Company is not subjective to any restrictive covenants with its long-term debt.

7.    OPERATING LEASES

        The Company currently leases approximately 5,000 square feet of office space for one of the Company’s subsidiaries that expires at the end of September 2006.

        In November 2002, as a result of the Crystaloid transaction, the Company entered into a one-year non-cancelable operating lease for a facility that was to be used for storage and some manufacturing. On December 31, 2003, the lease expired and the Company vacated the facility.

        Rent expense under all operating leases was approximately $19,000 and $40,000 for the years ended April 30, 2005 and 2004, respectively. The following table presents the Company’s future obligations for minimum lease payments (in thousands):

	Years Ended April 30,
	2006	2007

Amount	$ 51	$22

8.    NET INCOME (LOSS) PER SHARE

        The following table presents the components of the calculation of basic and diluted income (loss) per share (in thousands):

	Years Ended April 30, 2005 2004
Numerator:
Net income (loss)	$ 699	$ 23
Denominator:
Weighted average common shares outstanding - basic	2,965	2,791
Effect of dilutive options outstanding	128	69

Weighted average common shares outstanding - diluted	3,093	2,860

        Options to purchase 5,000 and 76,000 shares of common stock as of April 30, 2005 and 2004, respectively, were antidilutive and therefore were not included in the computation of diluted earnings per share.

9.    STOCK OPTIONS

        The Company has reserved 675,000 shares of common stock for issuance to employees and consultants of the Company pursuant to the Company’s 1991 stock option plan (the Plan). According to the terms of the Plan, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees of and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. At April 30, 2005 and 2004, options to purchase approximately 227,000 and 206,000 shares, respectively, were vested and exercisable. Information with respect to options granted under the Plan is as follows:

	Shares	Price
Outstanding at April 30, 2003	299,250	$0.81 - $3.25
Granted	--	--
Exercised	--	--
Canceled	--	--

Outstanding at April 30, 2004	299,250	$0.81 - $3.25
Granted	--	--
Exercised	(35,000)	0.81 - 1.25
Canceled	(18,500)	0.81 - 3.25

Outstanding at April 30, 2005	245,750	$0.81 - $3.25

        The following table summarizes information about stock options outstanding at April 30, 2005

                                        Options outstanding                               Options exercisable
                      ------------------ ------------------- ------------------    ---------------- -----------------
                                          Weighted-average
                           Number            remaining                                 Number       Weighted-average
 Range of exercise     outstanding at     contractual life   Weighted-average      exercisable at    exercise price
       prices          April 30, 2005                         exercise price       April 30, 2005
--------------------- ------------------ ------------------- ------------------    ---------------- -----------------
$0.81                           117,250     7 years                $0.81                   117,250        $0.81
$1.25 - $1.50                    72,500     7.22 years             $1.30                    53,336        $1.32
$2.13 - $3.25                    56,000     4.62 years             $2.34                    56,000        $2.34
                      ------------------                                           ----------------
$0.81 - $3.25                   245,750     6.52 years             $1.30                   226,586        $1.31
                      ==================                                           ================

10.    INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at April 30, 2005 and 2004 are as follows (in thousands):

	April 30, 2005 2004
Deferred tax assets:
Current:
Net operating loss carry forward	$812	$1,205
Alternative minimum tax and research and development
credit carry forward	244	244
Accrued expenses	152	120
Inventories	224	110

Total deferred tax assets	1,432	1,679
Deferred tax liabilities:
Basis differences in acquired assets	(169)	(145)

Total deferred tax liabilities	(169)	(145)

Net deferred tax asset	1,263	1,534
Valuation allowance	1,263	1,534

	$--	$--

        For the year ended April 30, 2005, the Company had an income tax benefit of approximately $10,000 that was the result of a refund from property tax credits from the filing of the 2004 state tax return. The $39,000 income tax benefit for the year ended April 30, 2004 resulted from filing amended tax returns claiming refunds for federal and state income taxes paid in prior years as a result of additional carry backs of net operating losses pursuant to the Job Creation and Worker Assistance Act of 2002.

        The income tax expense (benefit) differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30, 2005 2004
Expense (benefit) at combined statutory rate	$269	$(6)
State tax credits	(10)	--
Valuation allowance	(271)	(34)
Other	2	1

	$(10)	$(39)

        The valuation allowance is primarily related to net operating loss carryforwards for which no tax benefit has been recognized due to the uncertainty of utilization. At April 30, 2005, the Company has available net operating loss carryforwards of approximately $2.1 million which will begin to expire in fiscal year 2020.

11.    EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed six months of service. Qualified employees are entitled to make voluntary contributions to the plan of up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company contributes 50% of each employee’s contribution up to a maximum of 6% of the employee’s annual compensation. Participants in the plan may direct the Company’s contribution into mutual funds and money market funds. Additionally, the Company may make discretionary contributions to the plan. For the years ended

April 30, 2005 and 2004, Company contributions to the plans amounted to approximately $60,000 and $61,000, respectively.

12.    RELATED PARTY TRANSACTIONS

        The Company had a management advisory agreement with Merit Capital & Management, Inc. (“Merit Capital”) whose president and sole shareholder was the Company’s former Chairman of the Board of Directors. Pursuant to the terms of the agreement, the Company paid a monthly fee, in addition to benefits, in exchange for management advisory services.

        In July 2003, the agreement was amended and the management advisory services were terminated effective October 31, 2003. In February 2004, the Company amended Merit Capital’s management advisory agreement. Pursuant to the terms of the amended agreement, Merit Capital was paid a fee of $4,500 per month commencing March 2004 and ending July 2004 in exchange for exploring strategic alternatives for the Company.

        The Company paid Merit Capital $29,000 and $80,000 for management advisory and director fees during the years ended April 30, 2005 and 2004, respectively.