Form 10QSB
period 2005-07-31
ELECSYS CORP
filed 2005-09-12
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the period ended July 31, 2005.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the transition period from _____________ to ______________.

Commission file number  0-22760

                               ELECSYS CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Kansas                               48-1099142
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

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

Common stock, $0.01 par value - 3,239,937 shares outstanding as of September 9,
2005.

Transitional Small Business Disclosure format (check one):

                   Yes     ( )               No       (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           Quarter Ended July 31, 2005

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
  Three months ended July 31, 2005 and 2004 (Unaudited)                        3

Condensed Consolidated Balance Sheets -
  July 31, 2005 (Unaudited) and April 30, 2005                                 4

Condensed Consolidated Statements of Stockholders' Equity -
  July 31, 2005 (Unaudited) and April 30, 2005                                 5

Condensed Consolidated Statements of Cash Flows -
  Three months ended July 31, 2005 and 2004 (Unaudited)                        6

Notes to Condensed Consolidated Financial Statements (Unaudited)               7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

ITEM 3.  Controls and Procedures                                              20

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

ITEM 3.  Defaults Upon Senior Securities                                      21

ITEM 4.  Submission of Matters to a vote of Security Holders                  21

ITEM 5.  Other Information                                                    21

ITEM 6.  Exhibits                                                             21

Signatures                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three months ended
                                                        -----------------------------------------
                                                             July 31, 2005         July 31, 2004
                                                        -------------------    ------------------
  Sales                                                             $3,480                $2,916
  Cost of products sold                                              2,456                 2,131
                                                        -------------------    ------------------
  Gross margin                                                       1,024                   785
  Selling, general and administrative expenses                         887                   611
                                                        -------------------    ------------------

  Operating income                                                     137                   174

  Other income (expense):
    Interest expense                                                  (24)                  (40)
    Other income, net                                                    1                    --
                                                        -------------------    ------------------

  Income from operations before income taxes                           114                   134

  Income tax benefit                                                    --                    10
                                                        -------------------    ------------------

  Net income                                                          $114                  $144
                                                        ===================    ==================

  Net income per share information:
    Basic                                                             $0.04                 $0.05
    Diluted                                                           $0.03                 $0.05

  Weighted average common shares outstanding:
    Basic                                                             3,240                 2,826
    Diluted                                                           3,389                 2,892

  See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                  July 31, 2005        April 30, 2005
                                                             -------------------     -----------------
                                                                   (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                            $138                 $ 264
      Accounts receivable, less allowances of $94
        and $76, respectively                                             2,228                 1,413
      Inventories                                                         3,385                 2,890
      Prepaid expenses                                                      149                    85
                                                             -------------------     -----------------
   Total current assets                                                   5,900                 4,652

   Property and equipment, at cost:
      Land                                                                  637                   637
      Building and improvements                                           1,114                 1,114
      Equipment                                                           2,441                 2,370
                                                             -------------------     -----------------
                                                                          4,192                 4,121
      Accumulated depreciation                                          (1,522)               (1,427)
                                                             -------------------     -----------------
                                                                          2,670                 2,694

   Goodwill                                                                   7                     7
   Intangible assets, net                                                   329                   334
   Other assets, net                                                         42                    42
                                                             -------------------     -----------------
Total assets                                                             $8,948                $7,729
                                                             ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                   $1,628                $1,163
      Accrued expenses                                                      592                   604
      Note payable to bank                                                  650                    --
      Current portion of long-term debt                                     100                   100
                                                             -------------------     -----------------
   Total current liabilities                                              2,970                 1,867

   Long-term debt, less current portion                                   1,342                 1,340

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                             --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,239,937 at
         July 31, 2005 and April 30, 2005                                    32                    32
      Additional paid-in capital                                          8,926                 8,926
      Accumulated deficit                                               (4,322)               (4,436)
                                                             -------------------     -----------------
   Total stockholders' equity                                             4,636                 4,522
                                                             -------------------     -----------------
Total liabilities and stockholders' equity                               $8,948                $7,729
                                                             ===================     =================

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                             Common            Common        Additional                             Total
                                              Stock             Stock          Paid-In        Accumulated       Stockholders'
                                          (# of shares)          ($)           Capital          Deficit             Equity
Balance at April 30, 2004                         2,791             $28          $8,140           $(5,135)             $3,033
 Net income                                          --              --              --                699                699
 Exercise of stock options                           35               1              34                 --                 35
 Conversion of subsidiary's
  subordinated debt                                 128               1             245                 --                246
 Stock issued for NTG, LLC acquisition                4              --               9                 --                  9
 Conversion of subordinated debt                    259               2             498                 --                500
 Cashless exercise of warrants                       23              --              --                 --                 --
                                          --------------    ------------    ------------    ---------------    ---------------
Balance at April 30, 2005                         3,240              32           8,926            (4,436)              4,522
 Net income                                          --              --              --                114                114
                                          --------------    ------------    ------------    ---------------    ---------------
Balance at July 31, 2005 (unaudited)              3,240             $32          $8,926           $(4,322)             $4,636
                                          ==============    ============    ============    ===============    ===============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Three months ended July 31,
                                                       ----------------------------------
                                                            2005               2004
                                                       ---------------    ---------------
Operating Activities:
Net income                                                       $114                $144
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation                                                    95                  72
   Amortization                                                    11                   9
   Provision for doubtful accounts                                 18                  45
   Loss on disposal of assets                                      --                   1
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  (833)                (98)
      Inventories, net                                          (495)                  56
      Accounts payable                                            464                (57)
      Accrued expenses                                           (12)                (49)
      Other, net                                                 (66)                (51)
                                                       ---------------    ---------------
Net cash (used in) provided by operating activities             (704)                  72

Investing Activities:
Purchases of property and equipment                              (71)                (85)
                                                       ---------------    ---------------
Net cash used in investing activities                            (71)                (85)

Financing Activities:
Proceeds from exercise of stock options                            --                  35
Principal payments on long-term debt                               --                 (5)
Borrowings on note payable to bank                              1,480                 525
Payments on note payable to bank                                (830)               (525)
                                                       ---------------    ---------------
Net cash provided by financing activities                         650                  30
                                                       ---------------    ---------------
Net increase (decrease) in cash and cash equivalents            (126)                  17
Cash and cash equivalents at beginning of period                  264                 330
                                                       ---------------    ---------------
Cash and cash equivalents at end of period                       $138                $347
                                                       ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                         $ 16                 $28

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 31, 2005
                                   (Unaudited)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company") is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. and NTG, Inc. DCI, Inc.
("DCI") designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, with circuit boards and other electronic components. NTG, Inc. ("NTG") designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries that require remote monitoring.

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

         In November 2004, the FASB issued Statement No. 151 ("SFAS 151"),
Inventory Costs. SFAS 151 amends the guidance in ARB No. 43, Chapter 4,
Inventory Pricing, to clarify the

accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS
151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of being "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

Stock-Based Compensation
         At July 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for
Stock Issued to Employees, and the related interpretations. Under APB No. 25, no employee compensation expense is recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation,
to stock-based employee compensation (in thousands, except per share data):

                                                         Three Months Ended
                                                              July 31,
                                                      --------------------------
                                                          2005             2004
                                                      ---------    -------------
Net income, as reported                                   $114             $144
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all options                                             4               14
                                                      ---------    -------------
Pro forma net income                                      $110             $130
                                                      =========    =============

Net income per share:
  Basic - as reported                                    $0.04            $0.05
  Basic - pro forma                                      $0.03            $0.05

  Diluted - as reported                                  $0.03            $0.05
  Diluted - pro forma                                    $0.03            $0.05

Shipping and Handling Costs
         Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales.

Goodwill
         Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The
Company recognized goodwill in its

acquisition of NTG, LLC in November 2004. The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

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

(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

         The balance sheet at April 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes included in the Company' annual report on Form 10-KSB for the year ended April 30, 2005.

3.       INVENTORY

         Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately
$295,000 and $286,000, for the periods ended July 31, 2005 and April 30, 2005, respectively, are summarized by major classification as follows (in thousands):

                                         July 31, 2005           April 30, 2005
                                 ----------------------    ---------------------
           Raw material                         $2,081                   $1,760
           Work-in-process                         684                      572
           Finished goods                          620                      558
                                 ----------------------    ---------------------
                                                $3,385                   $2,890
                                 ======================    =====================

4.       ACQUISITION

         In August 2003, DCI invested $100,000 to become a 19% member of Network
Technologies Group, LLC ("NTG, LLC"), a limited liability company formed by a group of technical and management professionals who purchased the Network
Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG,
LLC. NTG, LLC supplies remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and established its initial market in the oil and gas pipeline industry.

         On November 24, 2004 the Company acquired the other 81% interest in
NTG, LLC for total consideration consisting of approximately $301,000 in cash, the Company's common stock valued at $10,000 and $28,000 of acquisition costs.
In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC as part of the transaction. The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of the Company's new subsidiary, NTG, Inc., from the date of the acquisition. As part of this transaction, the original $100,000 investment in
NTG, LLC made by DCI was discounted by an impairment loss of $19,000 and transferred to NTG, Inc. ("NTG"). In addition to the cash and stock paid, the former members of NTG, LLC will receive quarterly cash payments equal to 4% of
NTG's net sales

through November 2007. Additional consideration of approximately $8,000 was paid for the three-month period ended July 31, 2005.

         The purchase price was allocated as follows (in thousands):

              Receivables                                                  $ 65
              Inventories                                                    83
              Property and equipment                                         71
              Goodwill                                                        7
              Other assets, including product technology                    357
              Less discounted 19% original investment in NTG, LLC          (81)
              Liabilities                                                 (182)
              Issuance of common stock                                     (10)
                                                                   -------------
                                                                   -------------
                  Cost of acquisition, net of cash acquired               $ 310
                                                                   =============

         Intangible assets totaling $349,000 were identified and valued by an independent third party valuation expert, which included product technology.
These intangible assets were determined to have a useful life of 10 years and will be amortized over their useful life. Amortization expense for the three-month period ended July 31, 2005 was approximately $9,000 and will total approximately $35,000 for each of the next five fiscal years.

5.       NET INCOME PER SHARE

         The following table presents the calculation of basic and diluted income per share (in thousands):

                                                                    Three Months Ended
                                                        -------------------------------------------
                                                          July 31, 2005           July 31, 2004
                                                        -------------------    --------------------
Numerator:
Net income                                                            $114                    $144
                                                        ===================    ====================

Denominator:
Weighted average common shares outstanding - basic                   3,240                   2,826
  Effect of dilutive options outstanding                               149                      66
                                                        -------------------    --------------------
Weighted average common shares outstanding - diluted                 3,389                   2,892
                                                        ===================    ====================

         Options to purchase 76,000 shares of common stock and warrants that allow for the purchase of up to 45,625 shares of common stock were not included in the computation of diluted net income per share for the three-month period ended July 31, 2004 because they were anti-dilutive.

6.       LINE OF CREDIT

         On December 31, 2004, the Company renewed its $2,000,000 line of credit facility that is

secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (7.0%
at July 31, 2005) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of July 31, 2005, the Company was in compliance with all of the covenants under the line of credit and there were $650,000 in borrowings outstanding on the credit facility.

7.       SEGMENT REPORTING

         The Company operates two reportable business segments: Electronic
Interface Solutions and Remote Monitoring Solutions. Electronic Interface
Solutions ("EIS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The Remote Monitoring Solutions ("RMS") segment designs, markets, and provides remote monitoring services. The following table presents business segment revenues, income (loss), and total assets for the three-month periods ended July 31, 2005 and 2004 (in thousands).

                                            Three Months Ended July 31, 2005
                        --------------------------------------------------------------------------
                           EIS          RMS         Unallocated      Eliminations         Total
                        ---------    ---------    --------------    --------------    ------------
Sales:
  External customers      $3,277         $203             $  --             $  --          $3,480
  Intersegment               118           --                --             (118)              --
                        ---------    ---------    --------------    --------------    ------------
Total sales               $3,395         $203             $  --            $(118)          $3,480
                        =========    =========    ==============    ==============    ============

Segment income (loss)       $365       $(146)            $(100)              $(5)            $114
                        =========    =========    ==============    ==============    ============

Total assets              $8,470         $169            $4,067          $(3,758)          $8,948
                        =========    =========    ==============    ==============    ============

                                             Three Months Ended July 31, 2004
                         -------------------------------------------------------------------------
                            EIS         RMS        Unallocated       Eliminations         Total
                         --------    --------    --------------    ---------------    ------------
Sales:
  External customers      $2,916         $--               $--                $--          $2,916
  Intersegment                --          --                --                 --              --
                         --------    --------    --------------    ---------------    ------------
Total sales               $2,916         $--               $--                $--          $2,916
                         ========    ========    ==============    ===============    ============

Segment income (loss)       $245         $--            $(101)                $--            $144
                         ========    ========    ==============    ===============    ============

Total assets              $5,993         $--            $4,134           $(3,337)          $6,790
                         ========    ========    ==============    ===============    ============

         The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                                       Three Months Ended
                                                            July 31,
                                                 -------------------------------
                                                         2005              2004
                                                 -------------    --------------
            Products and services:
              Electronic interface assemblies          $3,199            $2,809
              Remote monitoring solutions                 203                --
              Engineering services                         29                62
              Other                                        49                45
                                                 -------------    --------------
            Total sales                                $3,480            $2,916
                                                 =============    ==============

8.       WARRANTY

         The Company provides a limited warranty for a period of one year from the date of a customer's receipt of its products. The Company's standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The Company's product warranty liability reflects management's best estimate of probable liability under product warranties. Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence. The Company incurred actual warranty expenses of approximately $40,000 and $55,000 for the three-month periods ended July 31,
2005 and 2004, respectively.

         The following table presents changes in the Company's warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

                                                      Three Months Ended
                                                           July 31,
                                                --------------------------------
                                                         2005              2004
                                                --------------    --------------
               Balance at beginning of period             $59               $21
               Accruals                                    11                 9
                                                --------------    --------------
               Balance at end of period                   $70               $30
                                                ==============    ==============

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

DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays ("LCDs"), light emitting diode displays
("LED"), and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG, Inc. ("NTG") designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions. NTG is one of the original innovators of Internet-based, wireless remote monitoring over the existing cellular infrastructure. NTG's Remote Monitoring Devices and its ScadaNET(TM) Network provide full time, wireless status monitoring and alarm notification regarding the performance of pipeline cathodic protection systems over the internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the Internet, email, fax, and pager back-end networks.
Through its use of the existing cellular telephone network, the system delivers a combination of high reliability and immediacy of data, at a reasonable cost.

         On November 24, 2004, the Company paid the holders of the other 81% of
Network Technologies Group, LLC, ("NTG, LLC") approximately $301,000 in cash and
Company common stock valued at $10,000. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC. DCI originally invested $100,000 in August 2003 to become a 19% member of NTG, LLC and joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing the company. As part of this transaction, the original $100,000 investment in NTG,
LLC made by DCI was discounted and transferred to the Company's new subsidiary,
NTG, Inc. Total consideration paid for the acquisition was approximately
$339,000 and included approximately $28,000 of acquisition costs. In addition to the cash and stock paid, the former members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG's net sales through November 2007.

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
142, Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff on November 26, 2003 that sets forth definitive actions that management expected would bring the Company into compliance with the Exchange's continued listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company's plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. On August 3, 2005, the
Exchange Staff notified the Company that its financial results for the quarter and fiscal year ended April 30, 2005

resolved the Company's deficiency in meeting the continued listing standards.
Although the Company has regained current compliance with the AMEX continued
listing standards, if within the next twelve months the Company again falls below those standards, the Exchange staff will review both incidents of the
Company falling below the continued listing standards. If the incidents are determined to be related, the Exchange staff will take appropriate action, which may include delisting procedures.

Results of Operations

Three Months Ended July 31, 2005 Compared With Three Months Ended July 31, 2004.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                   July 31, 2005                       July 31, 2004
                                                   -------------                       -------------
   Sales                                         $3,480          100.0%                $2,916         100.0%
   Cost of products sold                          2,456           70.6%                 2,131          73.1%
                                         ----------------------------------    -------------------------------
   Gross margin                                   1,024           29.4%                   785          26.9%
   Selling, general and
     administrative expenses                        887           25.5%                   611          20.1%
                                         ----------------------------------    -------------------------------
   Operating income                                 137            3.9%                   174           6.0%
   Interest expense                                (24)          (0.7%)                  (40)         (1.4%)
   Other income, net                                  1            0.0%                    --           0.0%
                                         ----------------------------------    -------------------------------
   Income from operations
     before income taxes                            114            3.3%                   134           4.6%
   Income tax benefit                                --            0.0%                    10           0.3%
                                         ----------------------------------    -------------------------------
   Net income                                     $ 114            3.3%                  $144           4.9%
   Net income per share - basic                   $0.04                                 $0.05
                                         ================                      ================
   Net income per share - diluted                 $0.03                                 $0.05
                                         ================                      ================

         Sales for the three months ended July 31, 2005 were approximately
$3,480,000, an increase of $564,000 or 19.3% from $2,916,000 for the comparable period of fiscal 2005. Sales at DCI increased approximately $479,000, or 16.4%, from the prior year period. The increase was primarily the result of an increase in new and existing customer orders at DCI, specifically in the electronic assembly product line. The LCD production, LCD resale and hybrids product lines had sales that were comparable to sales in the prior year period. Sales volumes at NTG were $203,000 for the period which also contributed to the overall increase in sales shown in the consolidated financial results. We expect sales volumes at DCI to continue to increase in the remaining quarters of fiscal 2006 as a result of scheduled shipments to customers currently

recorded in our backlog. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to continue growing over the next few quarters as new products have been introduced to the market and marketing efforts continue. Total backlog at
July 31, 2005 was approximately $7,033,000, an increase of approximately
$2,134,000, or 43.6%, from a total backlog of $4,899,000 on July 31, 2004 and an increase of $227,000 from a total backlog of $6,806,000 on April 30, 2005.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended July 31, 2005, was
29.4% of sales, or $1,024,000, compared to 26.9% of sales, or $785,000, for the three-month period ended July 31, 2004. The increase in gross margin of approximately $239,000 and 2.5% is primarily the result of product mix, increased sales volumes in the electronic assembly product line and improvements in productivity. We expect that gross margins over the next few quarters will continue at or near our historical margins of 25% - 30%.

         Selling, general and administrative ("SG&A") expenses increased
$276,000, or 45.2%, to $887,000 in the three-month period ended July 31, 2005 from $611,000 in the three-month period ended July 31, 2004. SG&A expenses were
25.5% of sales for the three-month period ended July 31, 2005 as compared to
20.1% of sales for the three-month period ended July 31, 2004. The increase was mainly due to the acquisition of NTG during the third fiscal quarter of the prior year. SG&A expenses at NTG were approximately $197,000 for the quarter which represents the engineering and marketing personnel and personnel-related expenses at that subsidiary. Corporate expenses and DCI's SG&A expenses were
$4,000 and $75,000 higher, respectively, than the comparable period in fiscal
2005. The increase in DCI's SG&A expenses is primarily the result of an increase in the number of personnel in the sales and engineering departments which is driven by our growth. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales.

         Interest expense was $24,000 and $40,000 for the three-month periods ended July 31, 2005 and 2004, respectively. This decrease of $16,000, or 40.0%, was due to lower borrowings outstanding during the recently completed quarter as a result of the payment and conversion of the DCI subordinated note in September
2004 and the conversion of the Elecsys note into common stock in January 2005.
As of July 31, 2005 there was $650,000 in outstanding borrowings on the line of credit. There were no outstanding borrowings from the operating line of credit as of July 31, 2004. We expect to continue to utilize the operating line of credit periodically in the next few quarters, but do not expect the average amount of outstanding borrowings to be greater than the current amount outstanding. These funds will be necessary as our business grows and capital is needed to meet operating requirements and scheduled debt repayments.

         As a result of the above factors, net income was $114,000 for the three-month period ended July 31, 2005 as compared to net income of $144,000 reported for the three-month period

ended July 31, 2004.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $126,000 to $138,000 as of July 31,
2005 compared to $264,000 at April 30, 2005. This decrease was the result of cash used in operations for increases in accounts receivable, inventory and accounts payable and purchases of equipment during the period that were slightly offset by cash borrowed on our line of credit.

         Operating activities. Our consolidated working capital increased approximately $145,000 for the three-month period ended July 31, 2005 due to increasing levels of inventory and accounts receivable slightly offset by an increase in accounts payable as a result of increasing sales and backlog.
Operating cash receipts during the three-month period ended July 31, 2005 totaled approximately $2,666,000 while cash disbursements for operations were over $2,305,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

         Investing activities. The cash used of $71,000 in investing activities during the three-month period ended July 31, 2005 was the result of purchases of equipment that are intended to increase production capacity and improve productivity as a result of the increase in sales and total backlog.

         Financing activities. For the three-month period ended July 31, 2005 there was a net increase in outstanding borrowings on our operating line of credit of $650,000 which was primarily utilized to finance the operations of DCI and NTG during the period. Total borrowings on the operating line of credit for the three-month period ended July 31, 2005 totaled $1,480,000 while total payments on the operating line of credit for the three-month period ended July
31, 2005 totaled $830,000.

         The Company has a $2,000,000 revolving line of credit facility that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (7.0% at July 31,
2005) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We utilized the line of credit for operating cash during the three-month period ended July 31, 2005 which has resulted in a balance of $650,000 on the line of credit.

         We have a letter of credit with a bank related to the Industrial
Revenue Bonds for our Lenexa, Kansas facility which expires April 15, 2006. We expect to be able to renew the letter of credit upon its expiration.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit,

and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayments.

         The following table summarizes our contractual obligations as of
July 31, 2005 (in thousands):

                                             Remaining                  For the Fiscal Years Ending April 30
                                Total       Fiscal Year         2007        2008        2009        2010      Thereafter
                              ---------    --------------    ---------    --------    --------    -------    ------------
Contractual obligations:
  Long-term debt                $1,570              $100         $200        $170        $100       $100            $900
  Operating lease                   61                39           22          --          --         --              --
                              ---------    --------------    ---------    --------    --------    -------    ------------
Total                           $1,631              $139         $222        $170        $100       $100            $900
                              =========    ==============    =========    ========    ========    =======    ============

                                  Amount available at          Amount owed at
       Other obligations:             July 31, 2005            July 31, 2005              Expiration
                                 -----------------------     -------------------    -----------------------
         Line of credit                $2,000,000                 $650,000             December 31, 2005

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

         Warranty Reserve. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty for a period of one year from the date of receipt of our products by our customers and our standard warranties require us to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management's best estimate of probable liability under our product warranties.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

               None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

               Not Applicable.

ITEM 3.  Defaults Upon Senior Securities

               Not Applicable.

ITEM 4.  Submission of Matters to a vote of Security Holders

               Not Applicable

ITEM 5.  Other Information

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

                                       ELECSYS CORPORATION

September 12, 2005                       /s/ Karl B. Gemperli
------------------------               -----------------------------------------
Date                                   Karl B. Gemperli
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

September 12, 2005                       /s/ Todd A. Daniels
------------------------               -----------------------------------------
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

