Form 10QSB
period 2005-10-31
ELECSYS CORP
filed 2005-12-12
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
for the period ended October 31, 2005.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     Yes ( )     No (X)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,239,937 shares outstanding as of December 9, 2005.

Transitional Small Business Disclosure format (check one):     Yes ( )    No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended October 31, 2005

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
  Three months and six months ended October 31, 2005 and 2004 (Unaudited)     3

Condensed Consolidated Balance Sheets -
  October 31, 2005 (Unaudited) and April 30, 2005                             4

Condensed Consolidated Statements of Stockholders' Equity -
  Six months ended October 31, 2005 (Unaudited) and year ended April 30, 2005 5

Condensed Consolidated Statements of Cash Flows -
  Six months ended October 31, 2005 and 2004 (Unaudited)                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)              7

ITEM 2.  Management's Discussion and Analysis or Plan of Operation            14

ITEM 3.  Controls and Procedures                                              23

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    24

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

ITEM 3.  Defaults Upon Senior Securities                                      24

ITEM 4.  Submission of Matters to a vote of Security Holders                  24

ITEM 5.  Other Information                                                    24

ITEM 6.  Exhibits                                                             24

Signatures                                                                    25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended        Six Months Ended
                                                        October 31,               October 31,
                                                   ----------------------   ----------------------
                                                      2005        2004         2005        2004
                                                   ----------  ----------   ----------  ----------
Sales                                                 $3,546      $3,172       $7,026      $6,088
Cost of products sold                                  2,379       2,227        4,836       4,359
                                                   ----------  ----------   ----------  ----------
Gross margin                                           1,167         945        2,190       1,729

Selling, general and administrative expenses             870         686        1,756       1,297
                                                   ----------  ----------   ----------  ----------

Operating income                                         297         259          434         432

Financial income (expense):
  Interest expense                                       (41)        (36)         (65)        (76)
  Interest income                                          1           1            2           1
                                                   ----------  ----------   ----------  ----------
                                                         (40)        (35)         (63)        (75)
                                                   ----------  ----------   ----------  ----------

Income from operations before income taxes               257         224          371         357

Income tax benefit                                        --          --           --          10
                                                   ----------  ----------   ----------  ----------

Net income                                             $ 257        $224        $ 371       $ 367
                                                   ==========  ==========   ==========  ==========
                                                   ==========  ==========   ==========  ==========

Net income per share information:
 Basic                                                 $0.08       $0.08        $0.11       $0.13
 Diluted                                               $0.08       $0.07        $0.11       $0.13

Weighted average common shares outstanding:
 Basic                                                 3,240       2,890        3,240       2,842
 Diluted                                               3,391       2,995        3,390       2,927

 See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                        October 31, 2005     April 30, 2005
                                                       ------------------   ----------------
                                                             (Unaudited)
ASSETS
 Current assets:
  Cash and cash equivalents                                         $331              $ 264
  Accounts receivable, less allowances of $124
    and $76, respectively                                          1,804              1,413
  Inventories                                                      3,496              2,890
  Prepaid expenses                                                   108                 85
                                                       ------------------   ----------------
 Total current assets                                              5,739              4,652

 Property and equipment, at cost:
  Land                                                               637                637
  Building and improvements                                        1,114              1,114
  Equipment                                                        2,456              2,370
                                                       -----------------    ----------------
                                                                  4,207               4,121
  Accumulated depreciation                                       (1,611)             (1,427)
                                                       -----------------    -----------------
                                                                  2,596               2,694

 Goodwill                                                            29                   7
 Intangible assets, net                                             320                 334
 Other assets, net                                                   12                  42
                                                       -----------------    ----------------
Total assets                                                     $8,696              $7,729
                                                       =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                               $1,171              $1,163
  Accrued expenses                                                  637                 604
  Note payable to bank                                              650                  --
  Current maturities of long-term debt                              200                 100
                                                       -----------------    ----------------
 Total current liabilities                                        2,658               1,867

 Long-term debt, less current maturities                          1,145               1,340

 Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding                         --                  --
  Common stock, $.01 par value, 10,000,000 shares
     authorized; issued and outstanding -  3,239,937                 32                  32
  Additional paid-in capital                                      8,926               8,926
  Accumulated deficit                                            (4,065)             (4,436)
                                                       -----------------    ----------------
 Total stockholders' equity                                       4,893               4,522
                                                       -----------------    ----------------
Total liabilities and stockholders' equity                       $8,696              $7,729
                                                       =================    ================

  See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                               Common                 Additional                  Total
                                                Stock       Common     Paid-In    Accumulated  Stockholders'
                                            (# of shares)  Stock ($)   Capital      Deficit       Equity
                                            -------------  ---------  ----------  -----------  -------------
Balance at April 30, 2004                          2,791        $28      $8,140     $(5,135)         $3,033
 Net income                                           --         --          --          699            699
 Exercise of stock options                            35          1          34           --             35
 Conversion of subsidiary's
  subordinated debt                                  128          1         245           --            246
 Stock issued for NTG, LLC acquisition                 4         --           9           --              9
 Conversion of subordinated debt                     259          2         498           --            500
 Cashless exercise of warrants                        23         --          --           --             --
                                            -------------  ---------  ----------  -----------  -------------
Balance at April 30, 2005                          3,240         32       8,926      (4,436)          4,522
 Net income                                           --         --          --          371            371
                                            -------------  ---------  ----------  -----------  -------------
Balance at October 31, 2005 (unaudited)            3,240        $32      $8,926     $(4,065)         $4,893
                                            =============  =========  ==========  ===========  =============

    See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                              Six months ended October 31,
                                                             ------------------------------
                                                                  2005            2004
                                                             --------------  --------------
Operating Activities:
Net income                                                            $371            $367
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
   Depreciation                                                        188             143
   Amortization                                                         22              17
   Provision for doubtful accounts                                      48              85
   Loss on disposal of assets                                            2               1
   Changes in operating assets and liabilities:
      Accounts receivable                                            (439)           (629)
      Inventories                                                    (606)           (181)
      Accounts payable                                                   8             314
      Accrued expenses                                                  33              17
      Other, net                                                         7              --
                                                             --------------  --------------
Net cash (used in) provided by operating activities                  (366)             134

Investing Activities:
Proceeds from disposal of property and equipment                         6               1
Purchases of property and equipment                                   (98)           (102)
Goodwill increase related to acquisition costs                        (22)              --
Costs incurred for intangible assets                                   (3)              --
                                                             --------------  --------------
Net cash (used in) investing activities                              (117)           (101)

Financing Activities:
Proceeds from exercise of stock options                                --               35
Principal payments on long-term debt                                 (100)           (417)
Proceeds from issuance of common stock                                 --              246
Borrowings on note payable to bank                                  2,320              525
Principal payments on note payable to bank                        (1,670)            (525)
                                                             --------------  --------------
Net cash provided by (used in) financing activities                   550            (136)
                                                             --------------  --------------
Net increase (decrease) in cash and cash equivalents                   67            (103)
Cash and cash equivalents at beginning of period                      264              330
                                                             --------------  --------------
Cash and cash equivalents at end of period                           $331             $227
                                                             ==============  ==============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                             $ 49              $61

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

Stock-Based Compensation
     The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board
Opinion ("APB") No.

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

                                                  Three Months Ended           Six Months Ended
                                                      October 31,                 October 31,
                                                -----------------------   -------------------------
                                                    2005          2004         2005           2004
                                                ---------     ---------   ----------     ----------
Net income, as reported                             $257          $224         $371           $367
Add:  Compensation expense, as reported               --            --           --             --
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all options                   4            14            8             27
                                                ---------     ---------   ----------     ----------
Pro forma net income                                $253          $210         $363           $340
                                                =========     =========   ==========     ==========

Net income per share:
  Basic - as reported                              $0.08         $0.08        $0.11          $0.13
  Basic - pro forma                                $0.08         $0.07        $0.11          $0.12

  Diluted - as reported                            $0.08         $0.07        $0.11          $0.13
  Diluted - pro forma                              $0.08         $0.07        $0.11          $0.12

Shipping and Handling Costs
     Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales.

Goodwill
     Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The
Company recognized goodwill in its acquisition of the assets of NTG, LLC in
November 2004. The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

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

Inventory Valuation
     Inventories are stated at the lower of cost, using the first-in, first-out
(FIFO) method, or market value. The Company's industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down. If actual market conditions or our customers' product demands are less favorable than those projected, additional inventory write-downs may be required. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

Accounts Receivable
     Accounts receivable are recorded at cost less an allowance for doubtful accounts. The Company performs ongoing credit evaluations of customers'
financial condition and makes provisions for doubtful accounts based on the outcome of the credit evaluations. The Company also evaluates the collectibility of accounts receivable based on specific customer circumstances, current economic trends, historical experience and the age of past due receivables.
Unanticipated changes in customers' liquidity or financial position, which results in an impairment of their ability to make payments, may require additional provisions for doubtful accounts.

Warranty Reserve
     The Company has established a warranty reserve for rework, product warranties and customer refunds. The Company provides a limited warranty for a period of one year from the date of receipt of products by customers and standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management's best estimate of probable liability under the product warranties.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. and NTG, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended
October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

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

3.   INVENTORIES

     Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately $205,000 and $286,000, for the periods ended October 31, 2005 and April 30, 2005, respectively, are summarized by major classification as follows (in thousands):

                                     October 31, 2005      April 30, 2005
                                    ------------------    -----------------
       Raw material                            $1,984              $1,760
       Work-in-process                            931                 572

       Finished goods                             581                 558
                                    ------------------    -----------------
                                               $3,496              $2,890
                                    ==================    =================

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

     On November 24, 2004 the Company acquired the other 81% interest in NTG,
LLC for total consideration consisting of approximately $301,000 in cash, the
Company's common stock valued at $10,000 and $30,000 of acquisition costs. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC as part of the transaction. The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of the Company's new subsidiary, NTG, Inc., from the date of the acquisition. As part of this transaction, the original $100,000 investment in
NTG, LLC made by DCI was discounted by an impairment loss of $19,000 and transferred to NTG, Inc. ("NTG"). In addition to the cash and stock paid, the former members of NTG, LLC will receive quarterly cash payments equal to 4% of
NTG's net sales through November 2007. Additional consideration of approximately
$20,000 was paid and allocated to goodwill in the six-month period ended October
31, 2005.

     The purchase price was allocated as follows (in thousands):

          Receivables                                                $ 65
          Inventories                                                  83
          Property and equipment                                       71
          Goodwill                                                     29
          Other assets, including product technology                  357
          Less discounted 19% original investment in NTG, LLC        (81)
          Liabilities                                               (182)
          Issuance of common stock                                   (10)
                                                                 ---------
              Cost of acquisition, net of cash acquired             $ 332
                                                                 =========

     Intangible assets totaling $349,000 were identified and valued by an independent third party valuation expert, which included product technology.
These intangible assets were determined to have a useful life of 10 years and will be amortized over their useful life. Amortization expense for the three-month and six-month periods ended October 31, 2005 was approximately
$9,000 and $17,000, respectively and will total approximately $35,000 for each of

the next five fiscal years.

5.   NET INCOME PER SHARE

     The following table presents the calculation of basic and diluted income per share (in thousands):

                                                 Three Months Ended           Six Months Ended
                                                    October 31,                  October 31,
                                              ------------------------   ------------------------
                                                   2005          2004         2005          2004
                                              ----------    ----------   ----------    ----------
Numerator:
Net income                                         $257          $224         $371          $367

Denominator:
Weighted average common shares
 outstanding - basic                              3,240         2,890        3,240         2,842
   Effect of dilutive options and warrants
    Outstanding                                     151           105          150            85
                                              ----------    ----------   ----------    ----------
Weighted average common shares
 outstanding - diluted                            3,391         2,995        3,390         2,927
                                              ==========    ==========   ==========    ==========

     Options to purchase 60,000 shares of common stock were determined to be anti-dilutive and were not included in the computation of diluted net income per share for the three-month period ended October 31, 2004. Options to purchase
61,000 shares of common stock and warrants that allow for the purchase of up to
45,625 shares of common stock were not included in the computation of diluted net income per share for the six-month period ended October 31, 2004 because they were also anti-dilutive.

6.   LINE OF CREDIT

     The Company has a $2,000,000 line of credit facility that is secured by accounts receivable and inventory and is available for working capital. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (7.5% at October 31, 2005)
and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of October 31, 2005 there were $650,000 in borrowings outstanding on the credit facility.

7.   SEGMENT REPORTING

     The Company operates two reportable business segments: Electronic Interface
Solutions and Remote Monitoring Solutions. Electronic Interface Solutions
("EIS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid

crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The EIS business segment is operated under the Company's DCI, Inc. subsidiary. The Remote Monitoring
Solutions ("RMS") segment designs, markets, and provides remote monitoring services and is operated as NTG, Inc. The following table presents business segment revenues, income (loss), and total assets for the three-month and six-month periods ended October 31, 2005 and 2004 (in thousands).

                                                           Three Months Ended October 31, 2005
                                       --------------------------------------------------------------------------
                                          EIS          RMS        Unallocated       Eliminations         Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $3,261         $285             $  --             $  --          $3,546
  Intersegment                              265           --                --             (265)              --
                                       ---------    ---------    --------------    --------------    ------------
Total sales                              $3,526         $285             $  --            $(265)          $3,546
                                       =========    =========    ==============    ==============    ============

Segment income (loss)                      $436        $(70)             $(88)             $(21)            $257
                                       =========    =========    ==============    ==============    ============

                                                           Three Months Ended October 31, 2004
                                       --------------------------------------------------------------------------
                                          EIS          RMS        Unallocated       Eliminations         Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $3,172         $--               $--                $--          $3,172
  Intersegment                               --          --                --                 --              --
                                       ---------    ---------    --------------    --------------    ------------
Total sales                              $3,172         $--               $--                $--          $3,172
                                       =========    =========    ==============    ==============    ============

Segment income (loss)                      $316         $--             $(92)                $--            $224
                                       =========    =========    ==============    ==============    ============

                                                            Six Months Ended October 31, 2005
                                       --------------------------------------------------------------------------
                                          EIS          RMS         Unallocated      Eliminations         Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $6,538         $488             $  --             $  --          $7,026
  Intersegment                              383           --                --             (383)              --
                                       ---------    ---------    --------------    --------------    ------------
Total sales                              $6,921         $488             $  --            $(383)          $7,026
                                       =========    =========    ==============    ==============    ============

Segment income (loss)                      $801       $(215)            $(188)             $(27)            $371
                                       =========    =========    ==============    ==============    ============

Total assets                             $8,492          $86            $3,898          $(3,780)          $8,696
                                       =========    =========    ==============    ==============    ============

                                                            Six Months Ended October 31, 2004
                                        -------------------------------------------------------------------------
                                          EIS         RMS        Unallocated       Eliminations         Total
                                        --------    --------    --------------    ---------------    ------------
Sales:
  External customers                     $6,088         $--               $--                $--          $6,088
  Intersegment                               --          --                --                 --              --
                                        --------    --------    --------------    ---------------    ------------
Total sales                              $6,088         $--               $--                $--          $6,088
                                        ========    ========    ==============    ===============    ============

Segment income (loss)                      $561         $--            $(194)                $--            $367
                                        ========    ========    ==============    ===============    ============

Total assets                             $6,351         $--            $4,277           $(3,337)          $7,291
                                        ========    ========    ==============    ===============    ============

         The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                           Three Months Ended         Six Months Ended
                                              October 31,                October 31,
                                         -----------------------   -----------------------
                                              2005         2004         2005         2004
                                         ----------   ----------   ----------   ----------
Products and services:
  Electronic interface assemblies           $3,203       $3,038       $6,400       $5,847
  Remote monitoring solutions                  284           --          488           --
  Engineering services                          29          117           59          179
  Other                                         30           17           79           62
                                         ----------   ----------   ----------    ---------
Total sales                                 $3,546       $3,172       $7,026       $6,088
                                         ==========   ==========   ==========    =========

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

                                                  Six Months Ended
                                                     October 31,
                                             --------------------------
                                                   2005           2004
                                             -----------    -----------
        Balance at beginning of period              $59            $21
        Expense                                      47             39
        Warranty costs                             (24)           (20)
                                             -----------    -----------
        Balance at end of period                    $82            $40
                                             ===========    ===========

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

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
("NTG") designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG is an innovator of Internet-based, wireless remote monitoring using the existing cellular infrastructure. NTG's Remote Monitoring Devices and its ScadaNET(TM) Network provide full time, wireless status monitoring and alarm notification regarding the performance of pipeline cathodic protection systems over the internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the Internet, email, fax, and pager back-end networks.
Through its use of the existing cellular telephone network, the system delivers a combination of high reliability and immediacy of data, at a reasonable cost.

     On October 6, 2005, the Company announced that it had signed an agreement with Rose Construction Company, Inc. to build a new production and headquarters facility for the Company in Olathe, Kansas. This new facility is planned to contain both of its operating subsidiaries and will allow for increases in production capacity and efficiency. The building will be located in the K.C.
Road Business Park, a short distance from its current facilities, and will be approximately 60,100 sq ft in size. The Company worked with the City of Olathe,
Kansas, and has been approved for both Industrial Revenue Bonds and a tax abatement to develop the project. The Company believes that the facility will provide room for the projected growth of its subsidiaries and anticipates moving to the new facility in summer 2006.

     On November 24, 2004, the Company paid the holders of the other 81% of
Network Technologies Group, LLC, ("NTG, LLC") approximately $301,000 in cash and
Company common stock valued at $10,000. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC. DCI originally invested $100,000 in August 2003 to become a 19% member of NTG, LLC and joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing the company. As part of this transaction, the original $100,000 investment in NTG,
LLC made by DCI was discounted and transferred to the Company's new subsidiary,
NTG, Inc. Total consideration paid for the acquisition was approximately
$341,000 and included approximately $30,000 of acquisition costs. In addition to the cash and stock paid, the former members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG's net sales through November 2007.

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

Results of Operations

Three Months Ended October 31, 2005 Compared With Three Months Ended October 31,
2004.

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                      Three Months Ended
                                  ---------------------------------------------------------
                                       October 31, 2005               October 31, 2004
                                       ----------------               ----------------
Sales                                  $3,546       100.0%            $3,172       100.0%
Cost of products sold                   2,379        67.1%             2,227        70.2%
                                  ------------- --------------    ------------ ------------
Gross margin                            1,167        32.9%               945        29.8%
Selling, general and
  administrative expenses                 870        24.5%               686        21.6%
                                  ------------- --------------    ------------ ------------
Operating income                          297         8.4%               259         8.2%
Interest expense                         (41)       (1.2%)              (36)       (1.1%)
Interest income                             1         0.0%                 1         0.0%
                                  ------------- --------------    ------------ ------------
 Income from operations
  before income taxes                     257         7.3%               224         7.1%
Income tax benefit                         --         0.0%                --         0.0%
                                  ------------- --------------    ------------ ------------
Net income                              $ 257         7.3%              $224         7.1%
Net income per share - basic            $0.08                          $0.08
                                  =============                   ============
Net income per share - diluted          $0.08                          $0.07
                                  =============                   ============

     Sales for the three months ended October 31, 2005 were approximately
$3,546,000, an increase of $374,000 or 11.8% from $3,172,000 for the comparable period of fiscal 2005. Sales at DCI increased approximately $354,000, or 11.2%, from the prior year period. The increase was primarily the result of an increase in new and existing customer orders at DCI, specifically in

the electronic assembly product line. Sales also increased, although at a slower pace, in the LCD product line. The current period sales in the hybrids product line were slightly lower than sales in the prior year period. Sales volumes at
NTG, which was acquired in November 2004, were $284,000 for the current period.
The sales at NTG increased $80,000 or 39.2% from the previous three-month period ended July 31, 2005 and also contributed to the overall increase in sales shown in the consolidated financial results. As a result of the timing of shipments from orders in our backlog, we expect DCI sales volumes for the third quarter to be similar or slightly lower than the sales volumes achieved in the current quarter. We anticipate increases in sales in the fourth quarter of the current fiscal year and continuing sales increases in the first two quarters of fiscal
2007. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to continue at a modest growth rate over the next few quarters as the new products continue to be marketed and additional marketplace applications for the products are explored. Total backlog at October 31, 2005 was approximately $10,456,000, an increase of approximately $4,693,000, or 81.4%, from a total backlog of
$5,763,000 on October 31, 2004 and an increase of $3,423,000 from a total backlog of $7,033,000 on July 31, 2005.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended October 31, 2005, was
32.9% of sales, or $1,167,000, compared to 29.8% of sales, or $945,000, for the three-month period ended October 31, 2004. The increase in gross margin of approximately $222,000 and 3.1% is primarily the result of increased sales volumes in the electronic assembly and LCD product lines, overall product mix, and the addition of NTG's products. We expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 30%.

     Selling, general and administrative ("SG&A") expenses increased $184,000, or 26.8%, to $870,000 in the three-month period ended October 31, 2005 from
$686,000 in the three-month period ended October 31, 2004. SG&A expenses were
24.5% of sales for the three-month period ended October 31, 2005 as compared to
21.6% of sales for the three-month period ended October 31, 2004. SG&A expenses at NTG, our subsidiary acquired in November 2004, were approximately $161,000 for the current quarter, which represents engineering and marketing personnel and personnel-related expenses. Corporate expenses and DCI's SG&A expenses were
$10,000 and $13,000 higher, respectively, than the comparable period in fiscal
2005. The increase in DCI's SG&A expenses is primarily the result of an increase in the number of personnel in the sales and engineering departments which is driven by our growth. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales.

     Interest expense was $41,000 and $36,000 for the three-month periods ended
October 31, 2005 and 2004, respectively. The increase of $5,000, or 13.9%, was due to higher borrowings outstanding on the line of credit as well as increases in the line of credit interest rate which were partially offset by the payment and conversion of the DCI subordinated note in September 2004. As of October 31,
2005 there was $650,000 in outstanding borrowings on the line of credit.

There were no outstanding borrowings from the operating line of credit as of
October 31, 2004. We expect to continue to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements.

     As a result of the above factors, net income was $257,000 for the three-month period ended October 31, 2005 as compared to net income of $224,000 reported for the three-month period ended October 31, 2004.

Six Months Ended October 31, 2005 Compared With Six Months Ended October 31,
2004.

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                    Six Months Ended
                                  --------------------------------------------------
                                      October 31, 2005          October 31, 2004
                                      ----------------          ----------------
Sales                                $7,026      100.0%         $6,088       100.0%
Cost of products sold                 4,836       68.8%          4,359        71.6%
                                  ----------- ------------   ----------- -----------
Gross margin                          2,190       31.2%          1,729        28.4%
Selling, general and
  administrative expenses             1,756       25.0%           1,297        21.3%
                                  ----------- ------------   ----------- -----------
Operating income                        434        6.2%            432         7.1%
Interest expense                       (65)      (0.9%)           (76)       (1.3%)
Interest income                           2        0.0%              1         0.0%
                                  ----------- ------------   ----------- -----------
Income from operations
  before income taxes                   371        5.3%            357         5.9%
Income tax benefit                       --        0.0%             10         0.2%
                                  ----------- ------------   ----------- -----------
Net income                            $ 371        5.3%           $367         6.0%
Net income per share - basic          $0.11                      $0.13
                                  ===========                ===========
Net income per share - diluted        $0.11                      $0.13
                                  ===========                ===========

     Sales for the six months ended October 31, 2005 were approximately
$7,026,000, an increase of $938,000 or 15.4% from $6,088,000 for the comparable period of fiscal 2005. Sales at DCI increased approximately $833,000, or 13.7%, from the prior year period. The increase was primarily the result of an increase in new and existing customer orders at DCI, specifically in the electronic assembly and LCD product lines. The hybrids product line had sales during the current period that were slightly lower than sales in the prior year period.
Sales volumes at NTG were $488,000 for the six-month period ended October 31,
2005 which also contributed to the overall increase in sales shown in the consolidated financial results. As a result of the timing of shipments from orders in our backlog, we expect DCI sales volumes for the third quarter to be similar or slightly lower than the sales volumes achieved in the current quarter. We anticipate increases in sales in the fourth quarter of the current fiscal year and continuing sales increases in the first two quarters of fiscal
2007. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to continue at a modest growth rate over the next few quarters as the new products continue to be marketed and additional marketplace applications for the products are explored.

     Gross margin for the six-month period ended October 31, 2005, was 31.2% of sales, or $2,190,000, compared to 28.4% of sales, or $1,729,000, for the six-month period ended October 31, 2004. The increase in gross margin of approximately $461,000 and 2.8% is primarily the result of product mix, increased sales volumes in the electronic assembly and LCD production product lines and the addition of NTG's products. We continue to expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 30%.

     Selling, general and administrative ("SG&A") expenses increased $459,000, or 35.4%, to $1,756,000 in the six-month period ended October 31, 2005 from
$1,297,000 in the six-month period ended October 31, 2004. SG&A expenses were
25.0% of sales for the six-month period ended October 31, 2005 as compared to
21.3% of sales for the six-month period ended October 31, 2004. The increase was mainly due to SG&A expenses at NTG, our subsidiary acquired in November 2004, that totaled approximately $357,000 for the year to date period and represents the engineering and marketing personnel and personnel-related expenses at that subsidiary. Corporate expenses and DCI's S&A expenses were $16,000 and $87,000 higher, respectively, than the comparable period in fiscal 2005. The increase in
DCI's SG&A expenses is primarily the result of an increase in the number of personnel in the sales and engineering departments which is driven by our growth. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales.

     Interest expense was $65,000 and $76,000 for the six-month periods ended
October 31, 2005 and 2004, respectively. This decrease of $11,000, or 14.5%, was due to lower borrowings outstanding during the recently completed six-month period. The payment and conversion of the DCI subordinated note in September
2004 and the Elecsys subordinated note, that was owned by Eiger Investment Group
LLC, in January 2005 resulted in the total lower amount of borrowings outstanding despite increases in borrowings on the line of credit during the six-month period ended October 31, 2005 and increases in the line of credit interest rate.

     Net income was $371,000 for the six-month period ended October 31, 2005 as compared to net income of $367,000 reported for the six-month period ended
October 31, 2004.

Liquidity and Capital Resources

     Cash and cash equivalents increased $67,000 to $331,000 as of October 31,
2005 compared to $264,000 at April 30, 2005. This increase was the result of cash used in operations

for increases in accounts receivable and inventory and purchases of equipment during the period that were offset by cash borrowed on our line of credit.

     Operating activities. Our consolidated working capital increased approximately $296,000 for the six-month period ended October 31, 2005 due to increasing levels of inventory and accounts receivable slightly offset by an increase in the operating line of credit and the current portion of long-term debt. The increases in accounts receivable and inventory are a result of increasing sales from bookings that have allowed our backlog to grow to over
$10,456,000. Operating cash receipts during the six-month period ended October
31, 2005 totaled approximately $6,636,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were over $5,739,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. The cash used of $117,000 in investing activities during the six-month period ended October 31, 2005 was primarily the result of purchases of equipment that are intended to increase production capacity and improve productivity.

     Financing activities. For the six-month period ended October 31, 2005 there was a net increase in outstanding borrowings on our operating line of credit of
$650,000 which was primarily utilized to finance the operations of DCI and NTG during the period. Total borrowings on the operating line of credit for the six-month period ended October 31, 2005 totaled $2,320,000 while total payments on the operating line of credit for the six-month period ended October 31, 2005 totaled $1,670,000. The Company also made a scheduled payment of its existing
Industrial Revenue Bonds of $100,000 during the period.

     The Company has a $2,000,000 revolving line of credit facility that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on December 31, 2005 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .75% (7.5% at October 31,
2005) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We have utilized the line of credit for operating cash during the six-month period ended October 31, 2005 which has resulted in a balance of $650,000 on the line of credit. In planning for the new facility, we entered into a new banking relationship with a regional lender based in Kansas
City, Missouri. This new relationship includes the financing of the new facility as well as a new line of credit. This line of credit is expected to be in place before December 31, 2005 and will be secured by accounts receivable and inventory. The new line of credit will accrue interest at the prime rate plus
..5% and will contain certain financial covenants of which the Company would be in compliance with as of October 31, 2005.

     We have a letter of credit with a bank related to the Industrial Revenue
Bonds for our Lenexa, Kansas facility which expires April 15, 2006. As a result of the establishment of our new banking relationship, we have notified all particular parties involved with the bonds of our intent to prepay the bonds on
December 30, 2005. We have worked with our new lender to put into place a twelve-month mortgage that is expected to close before December 30,
2005. This mortgage will be paid in full upon the sale of our current building and land and the completion of our new facility.

     Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayments.

     The following table summarizes our contractual obligations as of October
31, 2005 (in thousands):

                                        Remaining          For the Fiscal Years Ending April 30
                            Total      Fiscal Year     2007     2008    2009    2010    Thereafter
                           ---------   ------------   ------   ------  ------  ------  ------------
Contractual obligations:
  Long-term debt             $1,470           $ --     $200     $170    $100    $100          $900
  Operating lease                49             27       22       --      --      --            --
                           ---------   ------------   ------   ------  ------  ------  ------------
Total                        $1,519            $27     $222     $170    $100    $100          $900
                           =========   ============   ======   ======  ======  ======  ============

                               Amount available at      Amount owed at
    Other obligations:           October 31, 2005      October 31, 2005        Expiration
                              ---------------------   ------------------   -------------------
      Line of credit                    $2,000,000             $650,000     December 31, 2005

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

          Not Applicable.

ITEM 3. Defaults Upon Senior Securities

          Not Applicable.

ITEM 4. Submission of Matters to a vote of Security Holders

          On September 15, 2005, the Company held its annual meeting of stockholders during which Mr. Stan Gegen was reelected as a Class III director of the Company for a period of three years until the 2008
          Annual Meeting of Stockholders. Shares voted for the election of Mr.
          Gegen were 2,936,563. There were no shares that were voted against his appointment, 1,900 shares were withheld, and 301,474 shares were not voted. Mr. Robert D. Taylor, a Class I director, and Mr. Karl B.
          Gemperli, a Class II director, will continue to serve as directors of the Company until their elective terms end at the annual meeting of stockholders in 2006 and 2007, respectively.

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

                                   ELECSYS CORPORATION

December 12, 2005                       /s/ Karl B. Gemperli
-----------------------            ------------------------------------
Date                               Karl B. Gemperli
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

December 12, 2005                      /s/ Todd A. Daniels
-----------------------            ------------------------------------
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

