Form 10QSB
period 2006-01-31
ELECSYS CORP
filed 2006-03-10
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the period ended January 31, 2006.

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

                                 (913) 647-0158
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes ( ) No (X)

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,239,937 shares outstanding as of March 9, 2006.

Transitional Small Business Disclosure format (check one): Yes ( ) No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended January 31, 2006

                                      INDEX
                                                                                  Page
PART I - FINANCIAL INFORMATION                                                        ----

ITEM I.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months and nine months ended January 31, 2006 and 2005 (Unaudited)            3

Condensed Consolidated Balance Sheets -
     January 31, 2006 (Unaudited) and April 30, 2005                                     4

Condensed Consolidated Statements of Stockholders' Equity -
     Nine months ended January 31, 2006 (Unaudited) and year ended April 30, 2005        5

Condensed Consolidated Statements of Cash Flows -
     Nine months ended January 31, 2006 and 2005 (Unaudited)                             6

Notes to Condensed Consolidated Financial Statements (Unaudited)                         7

ITEM 2.  Management's Discussion and Analysis or Plan of Operation                      16

ITEM 3.  Controls and Procedures                                                        26

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              27

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    27

ITEM 3.  Defaults Upon Senior Securities                                                27

ITEM 4.  Submission of Matters to a vote of Security Holders                            27

ITEM 5.  Other Information                                                              27

ITEM 6.  Exhibits                                                                       27

Signatures                                                                              29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 January 31,                     January 31,
                                                          ---------------------------     ---------------------------
                                                             2006            2005            2006           2005
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $3,651         $3,234         $10,677          $9,322
   Cost of products sold                                        2,468          2,216           7,304           6,575
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                 1,183          1,018           3,373           2,747

   Selling, general and administrative expenses                   906            759           2,662           2,056
                                                          ------------    -----------     -----------    ------------

   Operating income                                               277            259             711             691

   Financial income (expense):
     Interest expense                                            (43)           (37)           (108)           (113)
     Impairment of original investment in acquired
        subsidiary                                                 --           (19)              --            (19)
     Loss on debt retirement                                    (124)             --           (124)              --
     Interest income                                                1             --               4               1
                                                          ------------    -----------     -----------    ------------
                                                                (165)           (56)           (228)           (131)
                                                          ------------    -----------     -----------    ------------

   Income before income taxes (benefit)                           112            203             483             560

   Income tax expense (benefit)                                    12             --              12            (10)
                                                          ------------    -----------     -----------    ------------

   Net income                                                   $ 100           $203           $ 471           $ 570
                                                          ============    ===========     ===========    ============

   Net income per share information:
     Basic                                                      $0.03          $0.07           $0.15           $0.20
     Diluted                                                    $0.03          $0.06           $0.14           $0.19

   Weighted average common shares outstanding:
     Basic                                                      3,240          2,959           3,240           2,881
     Diluted                                                    3,399          3,129           3,393           2,999

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        January 31, 2006        April 30, 2005
                                                                      -------------------     -----------------
                                                                             (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                  $   208                 $ 264
      Accounts receivable, less allowances of $135
        and $76, respectively                                                      1,779                 1,413
      Inventories                                                                  3,533                 2,890
      Prepaid expenses                                                               115                    85
                                                                      -------------------     -----------------
   Total current assets                                                            5,635                 4,652

   Property and equipment:
      Land                                                                           637                   637
      Building and improvements                                                    1,114                 1,114
      Equipment                                                                    2,463                 2,370
                                                                      -------------------     -----------------
                                                                                   4,214                 4,121
      Accumulated depreciation                                                   (1,689)               (1,427)
                                                                      -------------------     -----------------
                                                                                   2,525                 2,694

   Goodwill                                                                           41                     7
   Intangible assets, net                                                            311                   334
   Other assets, net                                                                  12                    42
                                                                      -------------------     -----------------
Total assets                                                                      $8,524                $7,729
                                                                      ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                            $1,312                $1,163
      Accrued expenses                                                               589                   604
      Notes payable to bank                                                        1,630                    --
      Current maturities of long-term debt                                            --                   100
                                                                      -------------------     -----------------
   Total current liabilities                                                       3,531                 1,867

   Long-term debt, less current maturities                                            --                 1,340

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                      --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,239,937                              32                    32
      Additional paid-in capital                                                   8,926                 8,926
      Accumulated deficit                                                        (3,965)               (4,436)
                                                                      -------------------     -----------------
   Total stockholders' equity                                                      4,993                 4,522
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                        $8,524                $7,729
                                                                      ===================     =================

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                    Common                         Additional                              Total
                                                     Stock            Common         Paid-In        Accumulated        Stockholders'
                                                 (# of shares)      Stock ($)        Capital          Deficit             Equity
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2004                                2,791             $28          $8,140           $(5,135)              $3,033
 Net income                                                 --              --              --                699                 699
 Exercise of stock options                                  35               1              34                 --                  35
 Conversion of subsidiary's
  subordinated debt                                        128               1             245                 --                 246
 Stock issued for NTG, LLC acquisition                       4              --               9                 --                   9
 Conversion of subordinated debt                           259               2             498                 --                 500
 Cashless exercise of warrants                              23              --              --                 --                  --
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2005                                3,240              32           8,926            (4,436)               4,522
 Net income                                                 --              --              --                471                 471
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at January 31, 2006 (unaudited)                  3,240             $32          $8,926           $(3,965)              $4,993
                                                 ==============     ===========    ============    ===============    ================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                        Nine months ended January 31,
                                                                      ---------------    ---------------
                                                                           2006               2005
                                                                      ---------------    ---------------
Operating Activities:
Net income                                                                      $471                $570
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation                                                                  267                 223
   Amortization                                                                   32                  32
   Impairment of original investment in acquired subsidiary                       --                  19
   Provision for doubtful accounts                                                66                 101
   Loss on disposal of property and equipment                                      1                   1
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (432)               (293)
      Inventories                                                              (643)               (355)
      Accounts payable                                                           149                (70)
      Accrued expenses                                                          (15)                 (1)
      Other, net                                                                  --                  32
                                                                      ---------------    ---------------
Net cash (used in) provided by operating activities                            (104)                 259

Investing Activities:
Proceeds from disposal of property and equipment                                   4                   1
Acquisition, net of cash acquired                                                 --               (320)
Purchases of property and equipment                                            (103)               (291)
Goodwill increase related to acquisition costs                                  (34)                  --
Costs incurred for intangible assets                                             (3)                  --
                                                                      ---------------    ---------------
Net cash (used in) investing activities                                        (136)               (610)

Financing Activities:
Proceeds from exercise of stock options                                           --                  35
Principal payments on long-term debt                                         (1,446)               (168)
Borrowings on note payable to bank                                             5,131               1,815
Principal payments on note payable to bank                                   (3,501)             (1,415)
                                                                      ---------------    ---------------
Net cash provided by financing activities                                        184                 268
                                                                      ---------------    ---------------
Net decrease in cash and cash equivalents                                       (56)                (83)
Cash and cash equivalents at beginning of period                                 264                 330
                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                      $208                $247
                                                                      ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                        $ 84                 $93
Common stock issued to pay subordinated debt                                      --                 746
Common stock issued for acquisition of NTG, LLC                                   --                   9

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

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error
Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.
Among other changes, SFAS 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise. SFAS 154 also requires the reporting of a correction of an error by restating previously issued financial statements. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of
SFAS 154 will have a material effect on our financial position or results of operations.

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

                                                         Three Months Ended                 Nine Months Ended
                                                             January 31,                       January 31,
                                                   --------------------------------    -----------------------------
                                                            2006              2005            2006             2005
                                                   --------------     -------------    ------------     ------------
Net income, as reported                                     $100              $203            $471             $570
Add:  Compensation expense, as reported                       --                --              --               --
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all options                           2                14              10               41
                                                   --------------     -------------    ------------     ------------
Pro forma net income                                       $  98              $189            $461             $529
                                                   ==============     =============    ============     ============

Net income per share:
  Basic - as reported                                      $0.03             $0.07           $0.15            $0.20
  Basic - pro forma                                        $0.03             $0.06           $0.14            $0.18

  Diluted - as reported                                    $0.03             $0.06           $0.14            $0.19
  Diluted - pro forma                                      $0.03             $0.06           $0.14            $0.18

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

Inventory Valuation
         Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. The Company's industry is characterized by technological change, short-term customer commitments and changes in demand, as well as other market considerations. Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down. If actual market conditions or our customers' product demands are less favorable than those projected, additional inventory write-downs may be required. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. and NTG, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended
January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

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

3.       INVENTORIES

         Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately
$238,000 and $286,000, for the periods ended January 31, 2006 and April 30,
2005, respectively, are summarized by major classification as follows (in thousands):

                                    January 31, 2006           April 30, 2005
                               ----------------------    ---------------------
     Raw material                             $2,192                   $1,760
     Work-in-process                             693                      572
     Finished goods                              648                      558
                               ----------------------    ---------------------
                                              $3,533                   $2,890
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

         On November 24, 2004 the Company acquired the other 81% interest in
NTG, LLC for total consideration consisting of approximately $301,000 in cash, the Company's common stock valued at $10,000 and approximately $31,000 of acquisition costs. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC as part of the transaction. The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of the Company's new subsidiary, NTG, Inc., from the date of the acquisition. As part of this transaction, the original $100,000 investment in
NTG, LLC made by DCI was discounted by an impairment loss of $19,000 and transferred to NTG, Inc. ("NTG"). In addition to the cash and stock paid, the former members of NTG, LLC will receive quarterly cash payments equal to 4%

of NTG's net sales through November 2007. Additional consideration of approximately $32,000 was paid and allocated to goodwill in the nine-month period ended January 31, 2006.

         The purchase price was allocated as follows (in thousands):

         Receivables                                                    $ 65
         Inventories                                                      83
         Property and equipment                                           71
         Goodwill                                                         41
         Other assets, including product technology                      357
         Less discounted 19% original investment in NTG, LLC            (81)
         Liabilities                                                   (182)
         Issuance of common stock                                       (10)
                                                                -------------
             Cost of acquisition, net of cash acquired                 $ 344
                                                                =============

         Intangible assets totaling $349,000 were identified and valued by an independent third party valuation expert, which included product technology.
These intangible assets were determined to have a useful life of 10 years and will be amortized over their useful life. Amortization expense for the three-month and nine-month periods ended January 31, 2006 was approximately
$9,000 and $26,000, respectively and will total approximately $35,000 for each of the next five fiscal years.

5.       NET INCOME PER SHARE

         The following table presents the calculation of basic and diluted income per share (in thousands):

                                                              Three Months Ended                 Nine Months Ended
                                                                 January 31,                        January 31,
                                                        -------------------------------     ----------------------------
                                                                 2006             2005             2006            2005
                                                        --------------    -------------     ------------    ------------
Numerator:
Net income                                                       $100             $203             $471            $570

Denominator:
Weighted average common shares
  outstanding - basic                                           3,240            2,959            3,240           2,881
     Effect of dilutive options and warrants
       Outstanding                                                159              170              153             118
                                                        --------------    -------------     ------------    ------------
Weighted average common shares
  outstanding - diluted                                         3,399            3,129            3,393           2,999
                                                        ==============    =============     ============    ============

         Options to purchase 10,000 shares of common stock for the three and nine-month periods ended January 31, 2006 were not included in the computation of diluted net income per share

because they were anti-dilutive.

         Options to purchase 5,000 shares of common stock for the nine-month period ending January 31, 2005 were not included in the computation of diluted net income per share because they were anti-dilutive.

6.       CREDIT AGREEMENTS AND COMMITMENTS

         As of January 31, 2006, the Company has two credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line on credit and a note payable that were entered into on
December 30, 2005 as part of a new banking relationship made in conjunction with the financing of the Company's new building and the new operating line of credit.

         The Company's new $2,000,000 line of credit facility provides the
Company and its subsidiaries with short-term financing for its working capital requirements. It is secured by accounts receivable and inventory and expires on
December 29, 2006. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (7.5% at January 31, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of
January 31, 2006, the Company was in compliance with all of the covenants under the line of credit and there were $150,000 in borrowings outstanding on the credit facility.

         The Company's short-term twelve-month note payable for approximately
$1,480,000 retired the Industrial Revenue Bonds ("IRBs") on the Company's
current facility. The one-year note payable is short-term financing in which the
Company makes monthly principal and interest payments. It is secured by the
Company's current land and building and accrues interest at 6.85%. The agreement also contains certain financial performance covenants regarding the maintenance of debt to net worth and minimum net worth ratios that are monitored quarterly.
As of January 31, 2006, the Company was in compliance with all of the covenants.
The note payable will be paid in full upon the sale of the Company's current land and building that is expected to close in the second quarter of fiscal
2007.

         As a result of the Company's agreement to build a new production and headquarters facility in Olathe, Kansas, the Company has guaranteed the
$4,500,000 construction loan, including accrued interest, between the construction company and the Company's new financial institution. The Company has not recorded a liability for this guarantee. The new facility is planned to contain both of the Company's operating subsidiaries and will allow for increases in production capacity and efficiency. The Company has been approved for both Industrial Revenue Bonds and a tax abatement. The Company's new financial institution will purchase the IRBs and will then provide long-term financing for the Company's purchase of its new facility.

It is anticipated that the new building and financing will be completed in the second quarter of fiscal 2007.

7.       SEGMENT REPORTING

         The Company operates two reportable business segments: Electronic
Interface Solutions and Remote Monitoring Solutions. Electronic Interface
Solutions ("EIS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The EIS business segment is operated under the
Company's DCI, Inc. subsidiary. The Remote Monitoring Solutions ("RMS") segment, which was acquired in November 2004, designs, markets, and provides remote monitoring services and is operated as NTG, Inc. The following table presents business segment revenues, income (loss), and total assets for the three-month and nine-month periods ended January 31, 2006 and 2005 (in thousands).

                                                          Three Months Ended January 31, 2006
                                       --------------------------------------------------------------------------
                                         EIS          RMS         Unallocated      Eliminations         Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $3,344         $307             $  --             $  --          $3,651
  Intersegment                              177           --                --             (177)              --
                                       ---------    ---------    --------------    --------------    ------------
Total sales                              $3,521         $307             $  --            $(177)          $3,651
                                       =========    =========    ==============    ==============    ============

Segment income (loss)                      $268        $(56)            $(116)          $      4            $100
                                       =========    =========    ==============    ==============    ============

                                                          Three Months Ended January 31, 2005
                                        -------------------------------------------------------------------------
                                          EIS         RMS        Unallocated       Eliminations         Total
                                        --------    --------    --------------    ---------------    ------------
Sales:
  External customers                     $3,119        $115               $--               $ --          $3,234
  Intersegment                               80          --                --               (80)              --
                                        --------    --------    --------------    ---------------    ------------
Total sales                              $3,199        $115               $--              $(80)          $3,234
                                        ========    ========    ==============    ===============    ============

Segment income (loss)                      $358       $(28)            $(117)              $(10)            $203
                                        ========    ========    ==============    ===============    ============

                                                           Nine Months Ended January 31, 2006
                                       ---------------------------------------------------------------------------
                                          EIS          RMS         Unallocated      Eliminations         Total
                                       ----------    ---------    --------------    --------------    ------------
Sales:
  External customers                      $9,882         $795             $  --             $  --         $10,677
  Intersegment                               560           --                --             (560)              --
                                       ----------    ---------    --------------    --------------    ------------
Total sales                              $10,442         $795             $  --            $(560)         $10,677
                                       ==========    =========    ==============    ==============    ============

Segment income (loss)                     $1,069       $(271)            $(304)             $(23)            $471
                                       ==========    =========    ==============    ==============    ============

Total assets                              $8,447          $32            $3,821          $(3,776)          $8,524
                                       ==========    =========    ==============    ==============    ============

                                                           Nine Months Ended January 31, 2005
                                        -------------------------------------------------------------------------
                                          EIS         RMS        Unallocated       Eliminations         Total
                                        --------    --------    --------------    ---------------    ------------
Sales:
  External customers                     $9,207        $115               $--            $    --          $9,322
  Intersegment                               80          --                --               (80)              --
                                        --------    --------    --------------    ---------------    ------------
Total sales                              $9,287        $115               $--              $(80)          $9,322
                                        ========    ========    ==============    ===============    ============

Segment income (loss)                      $918       $(28)            $(310)              $(10)            $570
                                        ========    ========    ==============    ===============    ============

Total assets                             $6,736        $516            $4,209           $(3,768)          $7,693
                                        ========    ========    ==============    ===============    ============

         The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                            Three Months Ended                Nine Months Ended
                                               January 31,                       January 31,
                                      -------------------------------    -----------------------------
                                              2006              2005            2006             2005
                                      -------------    --------------    ------------    -------------
Products and services:
  Electronic interface assemblies           $3,258            $3,030          $9,658           $8,876
  Remote monitoring solutions                  307               115             795              115
  Engineering services                          48                50             107              229
  Other                                         38                39             117              102
                                      -------------    --------------    ------------    -------------
Total sales                                 $3,651            $3,234         $10,677           $9,322
                                      =============    ==============    ============    =============

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

                                                                              Nine Months Ended
                                                                                 January 31,
                                                                                2006              2005
          Warranty reserve balance at beginning of period                        $59               $21
          Expense accrued                                                         47                69
          Warranty costs incurred                                               (37)              (40)
                                                                        -------------    --------------
          Warranty reserve balance at end of period                            $  69               $50
                                                                        =============    ==============

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

         On October 6, 2005, the Company announced that it had signed an agreement with Rose Construction Company, Inc. to build a new production and headquarters facility for the Company in Olathe, Kansas. This new facility is planned to contain both of its operating subsidiaries and will allow for increases in production capacity and efficiency. The building will be located in the K.C. Road Business Park, a short distance from its current facilities, and will be approximately 60,100 sq ft in size. The Company worked with the City of
Olathe, Kansas, and has been approved for both Industrial Revenue Bonds and a tax abatement to develop the project. The Company believes that the facility will provide room for the projected growth of its subsidiaries and anticipates moving to the new facility in the second quarter of fiscal 2007. The Company has begun planning the move of its operations to the new facility in order to minimize the impact of the interruption in production and business activity on the Company's operations and financial position.

         On November 24, 2004, the Company paid the holders of the other 81% of
Network Technologies Group, LLC, ("NTG, LLC") approximately $301,000 in cash and
Company common stock valued at $10,000. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC. DCI originally invested $100,000 in August 2003 to become a 19% member of NTG, LLC and joined several

other anticipated key suppliers, key distributors, and independent investors in capitalizing the company. As part of this transaction, the original $100,000 investment in NTG, LLC made by DCI was discounted and transferred to NTG. Total consideration paid for the acquisition in November 2004 was approximately
$354,000 and included approximately $30,000 of acquisition costs. In addition to the cash and stock paid, the former members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG's net sales through November 2007.

         On October 27, 2003, the Company received a notice from the American
Stock Exchange (the "Amex" or "Exchange") Staff indicating that the Company did not comply with the Exchange's continued listing standards. Such standards include minimum levels of stockholders' equity and required net earnings in a minimum number of prior fiscal years. The Company sustained losses in prior fiscal years as a result of the operations of its subsidiaries, including a subsidiary that was sold in fiscal year 2002, and an impairment loss on goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No.
142, Goodwill and Other Intangible Assets. The Company submitted a plan to the
Exchange Staff on November 26, 2003 that set forth definitive actions that management expected would bring the Company into compliance with the Exchange's continued listing standards. On January 23, 2004, the Exchange Staff notified the Company that it accepted the Company's plan and granted the Company an extension of time through April 27, 2005 to pursue its plan and regain compliance with the AMEX continued listing standards. On August 3, 2005, the
Exchange Staff notified the Company that its financial results for the quarter and fiscal year ended April 30, 2005 resolved the Company's deficiency in meeting the continued listing standards. Although the Company has regained current compliance with the AMEX continued listing standards, if prior to April
30, 2006 the Company again falls below those standards, the Exchange staff will review both incidents of the Company falling below the continued listing standards. If the incidents are determined to be related, the Exchange staff will take appropriate action, which may include delisting procedures.

Results of Operations

Three Months Ended January 31, 2006 Compared With Three Months Ended January 31, 2005.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                 January 31, 2006                     January 31, 2005
                                                 ----------------                     ----------------
   Sales                                         $3,651          100.0%                $3,234         100.0%
   Cost of products sold                          2,468           67.6%                 2,216          68.5%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   1,183           32.4%                 1,018          31.5%

   Selling, general and
     administrative expenses                        906           24.8%                   759          23.5%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 277            7.6%                   259           8.0%
   Interest expense                                (43)          (1.2%)                  (37)         (1.1%)
   Impairment of original investment
     in acquired subsidiary                          --            0.0%                  (19)         (0.6%)
   Loss on debt retirement                        (124)          (3.4%)                    --           0.0%
   Interest income                                    2            0.0%                    --           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income from operations before
     income taxes                                   112            3.0%                   203           6.3%
   Income tax expense                                12            0.3%                    --           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                     $ 100            2.7%                 $ 203           6.3%

   Net income per share - basic                   $0.03                                 $0.07
                                         ================                      ================
   Net income per share - diluted                 $0.03                                 $0.06
                                         ================                      ================

         Sales for the three months ended January 31, 2006 were approximately
$3,651,000, an increase of $417,000 or 12.9% from $3,234,000 for the comparable period of fiscal 2005. Sales at DCI increased approximately $322,000, or 10.1%, from the prior year period. The increase was primarily the result of new and existing customer orders at DCI, specifically in the electronic assembly product line. Sales also increased, although at a slower pace, in the hybrids product line. Current period sales in the LCD product lines were slightly lower than the prior year period. Sales volumes at NTG, which was acquired in November 2004, were $307,000 for the current period and also contributed to the overall increase in sales shown in the consolidated financial results. The sales at NTG increased $192,000, or 166.9%, from the comparable period of the prior year and increased $22,000, or 7.7%, from the previous three-month period ended October
31, 2005. As a result of the timing of shipments from orders in our backlog, we expect DCI sales volumes for the fourth quarter to be similar or slightly higher than the sales volumes achieved in the current quarter and we continue to anticipate increases in sales in the first two quarters of fiscal 2007. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to continue at a modest growth rate over the next few quarters as new products continue to be marketed and additional marketplace applications for such products are explored. Total backlog at January 31, 2006 was approximately $10,811,000, an increase of approximately $4,540,000, or 72.4%, from a total backlog of $6,271,000 on
January 31, 2005 and an increase of $355,000, or 3.4%, from a total backlog of
$10,456,000 on October 31, 2005.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended January 31, 2006, was
32.4% of sales, or $1,183,000, compared to 31.5% of

sales, or $1,018,000, for the three-month period ended January 31, 2005. The increase in gross margin of approximately $165,000 and 0.9% is primarily the result of increased sales volumes in the electronic assembly and hybrids product lines, overall product mix, and the addition and increase in sales of NTG's products. We expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 30%.

         Selling, general and administrative ("SG&A") expenses increased
$147,000, or 19.4%, to $906,000 in the three-month period ended January 31, 2006 from $759,000 in the three-month period ended January 31, 2005. SG&A expenses were 24.8% of sales for the three-month period ended January 31, 2006 as compared to 23.5% of sales for the three-month period ended January 31, 2005.
SG&A expenses at NTG, our subsidiary acquired in November 2004, were approximately $145,000 for the current quarter, which represents engineering and marketing personnel and personnel-related expenses as compared to $100,000 for the prior year period. Corporate expenses and DCI's SG&A expenses were $24,000 and $78,000 higher, respectively, than the comparable period in fiscal 2005. The increase in corporate expenses is primarily due to higher accounting and consulting fees. The increase in consulting expenses is the result of a new consulting contract with the former president of our NTG, Inc. subsidiary and the increase in accounting fees is due to overall higher audit and financial reporting costs. The increase in DCI's SG&A expenses is the result of an increase in the number of personnel in the sales, administration, and engineering departments which is driven by our growth. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales.

         Interest expense was $43,000 and $37,000 for the three-month periods ended January 31, 2006 and 2005, respectively. The increase of $6,000, or 16.2%, was due to higher borrowings outstanding on the line of credit as well as increases in the line of credit interest rate. As of January 31, 2006 there was
$150,000 in outstanding borrowings on the line of credit. There were $400,000 in outstanding borrowings on the operating line of credit as of January 31, 2005.
We expect to continue to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements.

         As a result of a change in our banking relationship made in conjunction with the long-term financing of our new building and a new operating line of credit, we retired the Industrial Revenue Bonds ("IRBs") on our current facility and replaced them with a short-term one year note payable. The bonds were retired on December 30, 2005 and we closed on a one-year note payable totaling approximately $1,480,000 with our new financial institution at that time. DCI had originally recorded a bond discount on these IRBs that was the result of the acquisition of DCI by Elecsys in February 2000. We recognized the retirement of the discount as a Loss on Debt Retirement. The one-year note payable is short-term financing that we will pay in full with the sale of our current land and building that is expected to close in the second quarter of fiscal 2007. The anticipated gain of approximately $300,000 from the sale of our current land and building will be used as a partial down payment on the financing for our new facility. The

remaining down payment will be generated from operating cash and, if necessary, a loan on our existing equipment.

         The $12,000 income tax expense for the three-month period ended January
31, 2006 was the result of alternative minimum tax payments that have been fully reserved due to the uncertainty of a future benefit.

         As a result of the above factors, net income was $100,000 for the three-month period ended January 31, 2006 as compared to net income of $203,000 reported for the three-month period ended January 31, 2005.

Nine Months Ended January 31, 2006 Compared With Nine Months Ended January 31, 2005.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Nine Months Ended
                                         ---------------------------------------------------------------------
                                                 January 31, 2006                     January 31, 2005
                                                 ----------------                     ----------------
   Sales                                        $10,677          100.0%                $9,322         100.0%
   Cost of products sold                          7,304           68.4%                 6,575          70.5%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   3,373           31.6%                 2,747          29.5%

   Selling, general and                           2,662           24.9%                 2,056          22.1%
     administrative expenses
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 711            6.7%                   691           7.4%
   Interest expense                               (108)          (1.0%)                 (113)         (1.2%)

   Impairment of original investment                 --            0.0%                  (19)         (0.2%)
     in acquired subsidiary
   Loss on debt retirement                        (124)          (1.2%)                    --           0.0%
   Interest income                                    4            0.0%                     1           0.0%
                                         ---------------- -----------------    ---------------- --------------

   Income from operations before                    483            4.5%                   560           6.0%
    income tax expense (benefit)
   Income tax expense (benefit)                      12            0.1%                  (10)           0.1%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                     $ 471            4.4%                  $570           6.1%
   Net income per share - basic                   $0.15                                 $0.20
                                         ================                      ================
   Net income per share - diluted                 $0.14                                 $0.19
                                         ================                      ================

         Sales for the nine months ended January 31, 2006 were approximately
$10,677,000, an increase of $1,355,000 or 14.5% from $9,322,000 for the comparable period of fiscal 2005. Sales at DCI increased approximately
$1,155,000, or 12.4%, from the prior year period. The increase was primarily the result of new and existing customer orders at DCI, specifically in the electronic assembly product line. The hybrids product line had sales during the current nine-month period that were slightly higher than sales in the comparable prior year to date period. Sales in the LCD product lines were slightly lower than the nine-month period ended January 31, 2005. Sales volumes at NTG were
$795,000 for the nine-month period ended January 31, 2006, which also contributed to the overall increase in sales shown in the consolidated financial results. As a result of the timing of shipments from orders in our backlog, we expect DCI sales volumes for the fourth quarter to be similar or slightly higher than the sales volumes achieved in the current quarter and we continue to anticipate increases in sales in the first two quarters of fiscal 2007. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to continue at a modest growth rate over the next few quarters as the new products continue to be marketed and additional marketplace applications for the products are explored.

         Gross margin for the nine-month period ended January 31, 2006, was
31.6% of sales, or $3,373,000, compared to 29.5% of sales, or $2,747,000, for the nine-month period ended January 31, 2005. The increase in gross margin of approximately $626,000 and 2.1% is primarily the result of product mix, increased sales volumes in the electronic assembly, hybrids, and LCD production product lines and the addition of NTG's products. We continue to expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 30%.

         SG&A expenses increased $606,000, or 29.5%, to $2,662,000 in the nine-month period ended January 31, 2006 from $2,056,000 in the nine-month period ended January 31, 2005. SG&A expenses were 24.9% of sales for the nine-month period ended January 31, 2006 as compared to 22.1% of sales for the nine-month period ended January 31, 2005. The increase was mainly due to SG&A expenses at NTG, our subsidiary acquired in November 2004, which totaled approximately $503,000 for the year to date period and represents the engineering and marketing personnel and personnel-related expenses at that subsidiary. Corporate expenses were approximately $38,000 higher than the comparable period in fiscal 2005 which was as a result of higher accounting and consulting fees. The increase in consulting expenses is the result of a consulting contract with the former president of our NTG, Inc. subsidiary and the increase in accounting fees is due to overall higher audit, anticipated corporate governance expenses and financial reporting costs. The $165,000 increase of DCI's SG&A expenses is primarily the result of an increase in the number of personnel in the sales, administration, and engineering departments which is driven by our growth. We expect that our SG&A expenses will continue at or near their current levels for the near term as a result of our continuing efforts to invest in NTG product development and sales.

         Interest expense was $108,000 and $113,000 for the nine-month periods ended January 31, 2006 and 2005, respectively. This decrease of $5,000, or 4.4%, was due to lower borrowings

outstanding during the recently completed nine-month period. The payment and conversion of the DCI subordinated note in September 2004 and the Elecsys subordinated note, owned by Eiger Investment Group LLC in January 2005 resulted in the total lower amount of borrowings outstanding despite increases in borrowings on the line of credit during the nine-month period ended January 31,
2006 and increases in the line of credit interest rate.

          As a result of a change in our banking relationship made in conjunction with the long-term financing of our new building and a new operating line of credit, we retired the IRBs on our current facility and replaced them with a short-term one year note payable. The bonds were retired on December 30,
2005 and we closed on a one-year note payable totaling approximately $1,480,000 with our new financial institution at that time. DCI had originally recorded a bond discount on these IRBs that was the result of the acquisition of DCI by
Elecsys in February 2000. We recognized the retirement of the discount as a Loss on Debt Retirement. The one-year note payable is short-term financing that we will pay in full with the sale of our current land and building that is expected to close in the second quarter of fiscal 2007. The anticipated gain of approximately $300,000 from the sale of our current land and building will be used as a partial down payment on the financing for our new facility. The remaining down payment will be generated from operating cash and, if necessary, a loan on our existing equipment.

         The $12,000 income tax expense for the nine-month period ended January
31, 2006 was the result of alternative minimum tax payments that have been fully reserved due to the uncertainty of a future benefit. The $10,000 income tax benefit for the nine-month period ended January 31, 2005 was the result of a refund from property tax credits from the filing of the 2004 state tax return.

         Net income was $471,000 for the nine-month period ended January 31,
2006 as compared to net income of $570,000 for the nine-month period ended
January 31, 2005.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $56,000 to $208,000 as of January
31, 2006 compared to $264,000 at April 30, 2005. This decrease was primarily the result of cash used for increases in accounts receivable and inventory and purchases of equipment during the period slightly offset by cash borrowed on our line of credit.

         Operating activities. Our consolidated working capital decreased approximately $681,000 for the nine-month period ended January 31, 2006, primarily as a result of the refinancing of long-term debt with a one-year note payable. Increasing levels of inventory and accounts receivable were offset by the increase in current liabilities during the period. The increases in accounts receivable and inventory are a result of increasing sales and bookings that have allowed our backlog to grow to approximately $10,811,000. Operating cash receipts during the nine-month period ended January 31, 2006 totaled approximately $10,311,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses,

were over $9,033,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

         Investing activities. The $136,000 of cash used in investing activities during the nine-month period ended January 31, 2006 was primarily the result of purchases of equipment that are intended to increase production capacity and improve productivity as well as additional cash payments related to the acquisition of NTG. These payments to the former members of NTG, LLC are quarterly cash payments equal to 4% of NTG's net sales and will continue through
November 2007.

         Financing activities. For the nine-month period ended January 31, 2006 there was a net increase in outstanding borrowings on our operating line of credit of $150,000. These borrowings were primarily utilized to finance the operations of DCI and NTG during the period. Total borrowings on the operating line of credit for the nine-month period ended January 31, 2006 totaled
$3,651,000 while total payments on the operating line of credit were $3,501,000.
The Company also made a $100,000 scheduled payment and refinanced its Industrial
Revenue Bonds with a short-term note payable for $1,480,000 during the period.

         As a result of a change in the Company's banking relationship made in conjunction with the long-term financing of the new building and a new operating line of credit, the Company retired the IRBs on the current facility and replaced them with a short-term one year note payable. The bonds were retired on
December 30, 2005 and the Company closed on a one-year note payable totaling approximately $1,480,000 with its new financial institution at that time. The one-year note payable is short-term financing that will be paid in full with the sale of the Company's current land and building that is expected to close in the second quarter of fiscal 2007. The anticipated gain of approximately $300,000 from the sale of the current land and building will be used as a partial down payment on the financing for the new facility. The remaining down payment will be generated from operating cash and, if necessary, a loan on the Company's existing equipment. We anticipate that the new facility will be completed in the second quarter of fiscal 2007.

         The Company's new $2,000,000 operating line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on December 29, 2006 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (7.5% at January 31, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.
As of January 31, 2006, the Company was in compliance with all of the covenants under the line of credit and there were $150,000 in borrowings outstanding on the credit facility.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit will be sufficient to finance currently anticipated

working capital needs, capital expenditures, and scheduled debt repayments for the foreseeable future.

         The following table summarizes our contractual obligations as of January 31, 2006 (in thousands):
                                             Remaining                  For the Fiscal Years Ending April 30
                               Total       Fiscal Year         2007        2008        2009        2010      Thereafter
                              ---------    --------------    ---------    --------    --------    -------    ------------
Contractual obligations:
  Note payable                  $1,480               $ 8       $1,472        $ --        $ --       $ --            $ --
  Operating lease                   36                14           22          --          --         --              --
  New building                   4,500                --        4,500          --          --         --              --
                              ---------    --------------    ---------    --------    --------    -------    ------------
Total                           $6,016              $ 22       $5,994        $ --        $ --       $ --            $ --
                              =========    ==============    =========    ========    ========    =======    ============

                                  Amount available at          Amount owed at
       Other obligations:           January 31, 2006          January 31, 2006            Expiration
                                 -----------------------     -------------------    -----------------------
         Line of credit                      $2,000,000                $150,000          December 29, 2006

         The Company announced on October 6, 2005 that it had signed an agreement with Rose Construction Company, Inc. to build a new production and headquarters facility for the Company in Olathe, Kansas. This new 60,100 sq ft
facility is planned to contain both of its operating subsidiaries and will allow for increases in production capacity and efficiency. The Company has guaranteed the $4,500,000 construction loan, including accrued interest, between Rose
Construction Company, Inc. and the Company's new financial institution. The
Company has not recorded a liability for this guarantee. The Company will purchase the new facility with IRBs totaling up to $4,650,000 and has also received a tax abatement to develop the project. The Company's new financial institution will purchase the IRBs and will then provide long-term financing for the Company's purchase of its new facility. The Company's current land and building has been sold and is under a contract that is expected to close in the second quarter of fiscal 2007. The anticipated gain of approximately $300,000 from the sale of the current land and building will be used as a partial down payment on the long-term financing for the new facility. The remaining down payment will be generated from operating cash and, if necessary, a loan on the
Company's existing equipment. It is anticipated that the new building and all related financing will be completed in the second quarter of fiscal 2007.

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

         Inventory Valuation. Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Our industry is characterized by technological change, short-term customer commitments and changes in demand, as well as other market considerations. We make provisions for estimated excess and obsolete inventory based on our quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We review our inventory in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down. If actual market conditions or our customers' product demands are less favorable than those projected, additional inventory write-downs may be required. We typically accrue an amount into a reserve for inventory excess and obsolescence each month. The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Forward Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange
Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect,"
"anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, any interruptions in our business related to the move of our corporate headquarters and production facilities, an inability on the part of the Company to successfully integrate, market and grow NTG, the Company's dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the Company's existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers' products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and "Liquidity and
Capital Resources" as contained in Management's Discussion and Analysis of
Financial Condition or Plan of Operations of this report, as well as those included in other documents the Company files from time to time with the
Securities and Exchange Commission, including the Company's quarterly reports on
Form 10-QSB, the annual report on Form 10-KSB, and current reports on Form 8-K.
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

         (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that in management's estimates are reasonably likely to materially affect the Company's internal controls over financial reporting subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

                  None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                  Not Applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not Applicable.

ITEM 4.  Submission of Matters to a vote of Security Holders

                  Not Applicable.

ITEM 5.  Other Information

                  On December 28, 2005 DCI entered into a Commercial and
Industrial Real Estate Contract (the "Contract") with 15301 W. 109th, LLC pursuant to which DCI agreed to sell the Company's current headquarters and production facility located at 15301 W. 109th Street Lenexa, Kansas (the
"Facility) for $1,895,000. On February 10, 2006 the Contract was amended by reducing the purchase price for the Facility by $43,750.

                  On December 30, 2005 the Company entered into a Business Loan
Agreement with Bank Midwest N.A., pursuant to which Bank Midwest has agreed to make advances of up to $2,000,000 in the aggregate to the Company. Amounts borrowed will bear interest at the rate equal to 0.250 over the National Prime
Rate. Bank Midwest's obligation to lend to the Company under the Business Loan
Agreement expires on December 29, 2006.

                  On December 30, 2005 DCI entered into a Mortgage with Bank
Midwest N.A. with respect to the Company's current headquarters and production facility located at 15301 W. 109th Street Lenexa, Kansas. The $1,500,000
Mortgage matures on December 29, 2006 and the unpaid principal balance due under the Mortgage accrues interest at a rate of 6.85% per annum.

ITEM 6.  Exhibits

                    10.1 Real Estate Contract dated as of October 5, 2005, by
                    and between the Company and Rose Construction Company.
                    10.2 Commercial and Industrial Real Estate Sale Contract
                    dated as of December 28, 2005, by and between DCI, Inc. and
                    15301 W. 109th, LLC and the First Amendment thereto.
                    10.3 Business Loan Agreement dated as of December 30, 2005 by and between the Company and Bank Midwest N.A.

                    10.4 Mortgage dated December 30, 2005, by and between
                    DCI, Inc. and Bank Midwest N.A.
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

                                           ELECSYS CORPORATION

March 10, 2006                                  /s/ Karl B. Gemperli
--------------------                       -----------------------------------
Date                                       Karl B. Gemperli
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

March 10, 2006                                  /s/ Todd A. Daniels
--------------------                       -----------------------------------
Date                                       Todd A. Daniels
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Item      Description

10.1      Real Estate Contract dated as of October 5, 2005, by and between the Company and Rose Construction Company.

10.2      Commercial and Industrial Real Estate Sale Contract dated as of
          December 28, 2005, by and between DCI, Inc. and 15301 W.
          109th, LLC and the First Amendment thereto.

10.3      Business Loan Agreement dated as of December 30, 2005 by and between the Company and Bank Midwest N.A.

10.4      Mortgage dated December 30, 2005, by and between DCI, Inc. and
          Bank Midwest N.A.

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

