Form 10KSB
period 2006-04-30
ELECSYS CORP
filed 2006-07-24
CIK 914398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal year ended  April 30, 2006

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number   0-22760

Elecsys Corporation
(Name of small business issuer in its charter)

Kansas	48-1099142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15301 West 109th Street, Lenexa, Kansas	66219
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number     (913) 647-0158

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value	American Stock Exchange
(Title of class)	(Name of Exchange)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State issuer's revenues for its most recent fiscal year. $14,691,533

State the aggregate market value of the voting stock held by non-affiliates of the issuer on July 12, 2006, based upon the average bid and ask prices for such stock on that date was $12,797,751. The number of shares of Common Stock of the issuer outstanding as of July 12, 2006 was 3,239,937.

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 9, 10, 11, 12, and 14 of Part III of this Form 10-KSB have been incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended April 30, 2006.

Transitional Small Business Disclosure Form (Check One): Yes☐ No ☒

ELECSYS CORPORATION AND SUBSIDIARIES

FORM 10-KSB

Year Ended April 30, 2006

Part I

Item 1.	DESCRIPTION OF BUSINESS

General

Elecsys Corporation (“Elecsys,” the “Company,” or “we”), through our wholly owned subsidiaries, provides Electronic Interface Solutions and Remote Monitoring Solutions to many diverse industries worldwide.  Our customer base spans many markets including the aerospace, medical, communications, safety systems, transportation, industrial controls, and energy infrastructure industries.  We operate two distinct business segments: Electronic Interface Solutions (“EIS”) and Remote Monitoring Solutions (“RMS”).  Our EIS segment provides electronic manufacturing services and has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays (“LCDs”), light emitting diode (“LED”) displays, and custom controls with electronic circuit boards and other assemblies.  We offer a single source solution for our customers’ custom electronic interface requirements.  Our RMS segment designs, markets, and provides wireless remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions.

We operate our EIS segment through our DCI, Inc. (“DCI”) subsidiary.  DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers (“OEMs”) in the aerospace, medical, communications, safety, transportation, and other industrial product industries.  DCI provides a unique range of services to OEMs for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production.  We design, manufacture, integrate, and test a wide variety of electronic assemblies, including circuit boards, electronic modules, microelectronic displays and assemblies and full turn-key products, along with custom LCD devices and modules, and custom LED display arrays.

We operate our RMS segment through our Network Technologies Group, Inc. (“NTG”) subsidiary.  NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions.  With NTG’s proprietary remote monitoring devices integrated with our ScadaNET NetworkTM, we provide full-time system monitoring, automated status reporting and prompt notification of alarm conditions at remotely located systems via the internet.

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

On November 24, 2004, the Company paid the holders of the other 81% interest in NTG, LLC approximately $301,000 in cash and the Company’s common stock.  In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC.  The acquired assets were transferred to the Company’s new RMS subsidiary, NTG.  In addition to the cash and stock paid, the selling members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG’s net sales of existing products through November 2007.

We are committed to continue growing and expanding the Company when attractive opportunities are discovered.  Our acquisition of NTG is an example of the type of growth opportunities we plan to pursue.

Business

Through DCI, our EIS segment provides a range of design, manufacturing, integration and testing services to OEMs that desire a cost-effective single source for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production.  Our strategy is to leverage our expertise as an electronic manufacturing services (“EMS”) provider that can integrate specialized technologies, such as custom LCD fabrication, LED display production, and microelectronic assembly, to provide solutions to our customers’ electronic interface needs.  We design, manufacture, integrate, and test a wide variety of electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules, and custom LED display arrays.  The electronic interfaces, assemblies, and LCDs we produce, or import, are used in medical, aerospace, communications, safety systems, industrial and consumer products and other applications.  DCI currently conducts its operations from a 33,000 square foot facility located in Lenexa, Kansas.  We are building a new production and headquarters facility in Olathe, Kansas for both of our operating subsidiaries to allow for increases in production capacity and efficiency. The 60,100 sq ft building is located a short distance from our current facilities. The Company worked with the City of Olathe and has been approved for both tax-exempt Industrial Revenue Bonds and a real estate tax abatement to develop the project. We believe that the facility will provide expansion room for the projected growth of our subsidiaries. All of the Company’s operating business segments will complete their relocation to the new facility by the end of September 2006.

DCI is certified to the ISO 9001:2000 standard, having received initial ISO 9001 certification in November 2000.  During the 2006 fiscal year, DCI also became certified to the ISO 13485:2003 standard, which governs the design and manufacture of medical devices. DCI functions as an extension of customers’ organizations and offers a single source solution that encompasses design, manufacturing and support services from product conception through volume production.

Sales at DCI are made primarily to customers in the United States, Canada and a few other international markets, which are serviced through a combination of in-house sales personnel and independent sales representative firms.  We view our OEM customers as strategic partners and work to provide them with broad technical services and excellent customer care.  A key operating objective is to form long-term business relationships with our customers by developing technological interdependence between the Company and the customer.

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

Our LCD fabrication process produces custom LCDs for numerous applications.  An LCD is a low power display device in which liquid crystal material is sealed in a cell between specially etched plates of conductively coated glass.  When an electric field is applied across the glass plates, the liquid crystal material becomes polarized and the display is activated.  LCDs are used to display information in a variety of applications from commercial and consumer to aerospace and medical products.  We fabricate highly specialized and low-to-medium volume custom LCD devices in our Class 10000 cleanroom located in our Lenexa facility.  The cleanroom includes automated photo-imaging and glass scribing process equipment.  We also maintain relationships with several offshore LCD manufacturers to source our higher volume customer requirements.  We are capable of designing and manufacturing a complete display module involving both the custom LCD device and the supporting electronics.  A limited number of our competitors currently have the capability to produce such complete modules.

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

We view the integration of electronic manufacturing services with specialized niche technologies to be a large and growing market.  It is our primary focus to grow internally through both our existing customer base and the addition of new customers, for which our expertise in EMS, displays, display integration, and customer service is a single-source solution.  To further develop our business and complement our internal growth strategy, we will continue to selectively evaluate opportunities that will permit us to leverage our capabilities.  We will continue to explore complementary niche technologies in order to expand our technological capabilities and drive our growth into additional sectors of the EMS market.  We will look at businesses where we see an opportunity to add complementary customers and capabilities, or purchase assets at reasonable prices.

Through NTG, our RMS segment provides wireless, internet-based remote monitoring equipment and network data services for industrial monitoring applications. Our strategy is to focus product and market development on industrial monitoring applications that require wide-area wireless networking technologies and proprietary field application hardware.  NTG provides various application specific remote monitoring units that are integrated with centralized data services that operate using the company’s proprietary ScadaNET NetworkTM software and data center.  In addition to the initial equipment revenue, each remote monitor generates monthly network services revenue. NTG currently operates out of a 5,000 square foot facility located in Lenexa, Kansas that is leased by the Company through September 2006.  NTG will be relocated to the Company’s new facility in Olathe, Kansas by the end of September 2006. Sales at NTG are primarily conducted through established distributors and equipment integrators in the pipeline corrosion protection market, in-house direct marketing and sales efforts, and national and regional trade expositions. We currently sell our RMS products and services throughout the United States and Canada.

The ScadaNET NetworkTM is comprised of a variety of remote monitoring devices that use the digital data channels of the nation’s existing cellular network infrastructure to link into an internet-based back-end network and customer/user interface.  The remote devices, proprietary designs and technology pioneered by the Company, monitor functions such as voltages, currents, temperatures, levels, and pressures, and allow control activity to take place at remote sites.  By utilizing the capacity, coverage, and capability of the existing cellular-based wireless infrastructure, the ScadaNET NetworkTM can receive data from and deliver information out to remote devices.  When combined with our internet-based front-end, our customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

NTG has initially targeted the cathodic protection (“CP”) market for North American pipelines where numerous applications currently exist for our products and services.  The millions of miles of buried pipelines that carry gas, oil, water, and other products throughout North America corrode due to the interaction of the metals with underground moisture.  Pipeline operators constantly fight this natural corrosion process to protect their pipeline assets and comply with strictly enforced federal regulations that require corrosion protection, assessment, and monitoring.  Pipelines are generally protected with CP rectifiers deployed along the pipeline that establish a voltage between the pipeline and the surrounding soil to arrest corrosion activity.  Historically, pipeline organizations employ corrosion technicians who travel from site to site to verify the operation of CP systems.  There are currently over 500,000 manually tested CP-related locations in North America, with 10,000 additional sites being installed each year.  We feel that the availability of cellular-borne digital data channels, and the low cost to wirelessly send periodic, by-exception data is an ideal means to automate the monitoring and data collection tasks required by the pipeline CP industry.  To date, over 2,500 ScadaNET NetworkTM remote monitors have been deployed in various applications and locations and provide recurring network services revenues for NTG.

NTG continues to explore opportunities to both expand into additional markets with our proprietary product lines and to design new products.  We will continue to focus product and market development on niche applications that leverage complete client solutions, wireless networking technologies, and proprietary field application hardware.  We also plan to integrate globally-compatible wireless communications techniques into our products while using the same centralized, internet-centric ScadaNET NetworkTM to provide network services from our data center in Lenexa, Kansas.  This move into global digital data services will allow us to expand our markets from North America to a global scale.

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

While there are numerous competitors in the general remote monitoring market, some that are much larger than NTG, we participate in specialized industrial sectors of the market where we believe we have a significant portion of the market and posses certain technology protection in the form of patents.  In the CP remote monitoring market, American Innovations, Ltd. is a direct competitor that is comparable to NTG in size.  There are also several smaller firms that participate in the CP remote monitoring market.  Management believes the significant competitive factors in our markets include reliability, features, performance, and price.  We believe that NTG’s current proprietary products and the ScadaNET NetworkTM compete adequately with respect to these factors.

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

In addition to manufacturing our own products, we have close working relationships with companies both in the United States and in some foreign countries to provide component assemblies and finished goods that are manufactured to the Company’s specifications. Although multiple suppliers are available for such items, if the Company were to lose one or more of the current suppliers, some delay and additional costs may be incurred while we obtain and qualify alternative sources.

Patents, Trademarks and Licenses

Through NTG, the Company owns or licenses multiple patents dealing with control channel communication techniques over the cellular network and other communication concepts.  Four of these patents deal specifically with the CP market currently being pursued by NTG and have influence on the Company’s competitive status.  The Company intends to use these intellectual property assets as competitive barriers to entry or for technology licensing purposes. The average remaining life of these patents is approximately 15 years.

The Company holds federal trademark registrations for marks used in the Company’s business as follows: ScadaNET, ScadaNET Network, CellularRTU, ConfigRTU, CPi, CellularRMU, RMUvi, and P2S.

Research and Development

For the EIS segment, we design and manufacture custom products and assemblies for OEM customers on a contract basis and thus are not engaged in any independent, self-funded research and development programs. We develop proprietary remote monitoring products for the RMS business segment. These products are targeted at specific industry applications and involve electronic hardware and system software design. Total research and development expenses for the RMS segment, which was acquired in the NTG acquisition, were approximately $270,000 and $121,000 for the fiscal years 2006 and 2005, respectively. The Company believes that our internal engineering resources combined with approved third-party engineering consultants will be able to satisfy the current needs of our customer base.

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

Dependence on One or a Few Major Customers

Sales to our largest five customers accounted for 39% of total sales in fiscal 2006, with no single customer exceeding 15%. The loss of one or more of these major customers would have a substantial impact on our business. In order to minimize the impact the loss of any one customer might have on our business, we seek to expand and diversify our customer base. We are focusing our increased sales efforts on new market segments and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets. The new market segments include additional industrial controls and products, aerospace applications and medical devices. We continue to add, develop and transition our external independent sales representatives in an effort to effectively provide nationwide sales coverage in order to develop opportunities for new products in new markets. We continue to see improvement in these efforts as demonstrated by an expanding customer base and a smaller percentage of total sales to our top five customers in fiscal 2006 (39%) as compared to fiscal 2005 (45%) and fiscal 2004 (47%).

Total Number of Employees

At April 30, 2006, we had a total of 104 full time employees and 2 part-time employees. None of our employees are represented by a labor organization or subject to a collective bargaining agreement. Our management team believes that our relationship with our employees is good.

Item 2.	DESCRIPTION OF PROPERTY

On October 6, 2005, we signed an agreement with Rose Construction Company, Inc. to build a new production and headquarters facility in Olathe, Kansas. This new facility will contain both of our operating subsidiaries and will allow for increases in production capacity and efficiency. The 60,100 sq ft building is located at 846 N. Mart-Way Court in Olathe, Kansas in the K.C. Road Business Park, a short distance from our current facilities. We are financing the facility through our new banking relationship with a regional lender based in Kansas City, Missouri and the entire project will use Industrial Revenue Bonds and is approved for tax abatement. The facility will provide room for the projected growth of our subsidiaries and we anticipate moving to the new facility in September 2006. We have begun planning the move of all of our operations to the new facility in order to minimize the impact of the interruption of production and business activity on our operations and financial position.

As of April 30, 2006, our two subsidiaries, DCI and NTG, each have their own facility. DCI operates from a 33,000 square foot building on approximately four acres located at 15301 West 109th Street, Lenexa, Kansas. We use approximately 25,000 square feet for manufacturing operations while the remaining 8,000 square feet is used for engineering, administration and marketing. Our DCI facility is in good working order. In December 2005 we retired the City of Lenexa, Kansas Variable Rate Demand Industrial Development Revenue Bonds (DCI Project) Series 1998 and replaced the bonds with a short-term one year note payable. The one-year note payable is short-term financing that will be paid in full following the sale of the DCI’s current land and building that is expected to close in the second fiscal quarter of 2007. NTG leases approximately 5,000 square feet of office space at 14833 West 95th Street, Lenexa, Kansas, all of which is used for engineering, marketing and administration. The facility is in good condition. The total amount of the remaining lease payments for the NTG facility are approximately $22,000, including all taxes and expenses for fiscal year 2007. The lease expires at the end of September 2006, at which time NTG expects to move into our new production and headquarters facility.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation that is incidental to the business. Currently there is no pending or outstanding litigation against the Company. The Company is not aware of any proceedings pending or contemplated by a governmental authority.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended April 30, 2006.

Part II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading

The Company’s common stock trades on the American Stock Exchange under the symbol “ASY”.

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for Elecsys common stock as reported by the American Stock Exchange for the two preceding fiscal years. No cash dividends were declared during such time. As of April 30, 2006, the Company had approximately 200 stockholders of record.

Fiscal Year 2006	High	Low
First Quarter	$3.81	$3.01
Second Quarter	3.77	3.12
Third Quarter	4.32	3.23
Fourth Quarter	4.35	3.89
For the Year	$4.35	$3.01

Fiscal Year 2005	High	Low
First Quarter	$1.82	$1.15
Second Quarter	2.45	1.58
Third Quarter	5.30	2.34
Fourth Quarter	4.70	3.20
For the Year	$5.30	$1.15

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a publicly traded holding company with two wholly owned subsidiaries, DCI and NTG. DCI designs, manufactures, and integrates custom electronic interface solutions for OEMs in the medical, aerospace, communications, safety systems, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom LCDs, LED displays, and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM’s organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG is an innovator of Internet-based, wireless remote monitoring using the existing cellular infrastructure.  NTG's remote monitoring devices and its ScadaNET™ Network provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet.  This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the Internet, email, and text messaging back-end networks.  When combined with its internet-based front-end, NTG’s customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

On October 6, 2005, the Company announced that it had signed an agreement with Rose Construction Company, Inc. to build a new production and headquarters facility for the Company in Olathe, Kansas. This new facility is planned to contain both of its operating subsidiaries and will allow for increases in production capacity and efficiency. The building will be located at 846 N. Mart-Way Court in Olathe, Kansas in the K.C. Road Business Park, a short distance from its current facilities, and is approximately 60,100 sq ft in size. The Company worked with the City of Olathe, Kansas, and has been approved for both Industrial Revenue Bonds and a tax abatement to develop the project. The Company believes that the facility will provide room for the projected growth of its subsidiaries and anticipates moving to the new facility in September 2006. The Company has begun planning the move of its operations to the new facility in order to minimize the impact of the interruption of production and business activity on the Company’s operations and financial position.

In August 2003, DCI invested $100,000 to become a 19% member of NTG, LLC, a limited liability company formed by a group of technical and management professionals who purchased the Network Technologies business from LaBarge, Inc. DCI joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG, LLC. NTG, LLC supplied remote monitoring solutions utilizing the digital control channels of the nation’s cellular telephone network and has established its initial market in the oil and gas pipeline industry.

On November 24, 2004, the Company paid the holders of the other 81% of NTG, LLC approximately $301,000 in cash and Company common stock. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC. Total consideration paid for the acquisition through April 2006 is approximately $352,000 and includes approximately $31,000 of acquisition costs. In addition to the cash and stock paid, the selling members of NTG, LLC receive quarterly cash payments equal to 4% of NTG’s net sales of existing products through November 2007.

Results of Operations

The following table sets forth for the periods presented, certain statement of operations data (in thousands) of the Company:

	Years Ended
	April 30, 2006		April 30, 2005
Sales	$14,692	100.0%	$12,307	100.0%
Cost of products sold	10,014	68.2%	8,651	70.3%
Gross margin	4,678	31.8%	3,656	29.7%

Selling, general and Administrative expenses	3,659	24.9%	2,814	22.9%
Operating income	1,019	6.9%	842	6.8%
Interest expense	(149)	(1.0%)	(135)	(1.1%)
Loss on debt retirement	(124)	(0.8%)	--	--
Impairment of original investment in acquired subsidiary	--	--	(19)	(0.2%)
Other income, net	5	0.0%	1	0.0%
Income from operations before income taxes	751	5.1%	689	5.6%
Income tax (benefit)	(916)	6.2%	(10)	(0.1%)
Net income	$1,667	11.3%	$ 699	5.7%
Net income per share – Basic	$0.51		$0.24
Net income per share - Diluted	$0.49		$0.23

Sales for the year ended April 30, 2006 were $14,692,000, an increase of $2,385,000 or 19.4% from $12,307,000 in fiscal 2005. The increase was primarily the result of increases in new and existing customer orders at DCI which showed increases in sales of approximately $1,564,000 or 12.9% in fiscal year 2006. Sales volumes at NTG, which consist of new equipment sales and recurring network messaging revenues, were approximately $1,002,000 for fiscal year 2006 as compared to $181,000 in the previous year. The increase of $821,000 in sales at NTG was the result of a complete fiscal year in 2006 since the acquisition of NTG occurred in November 2004, as well as the addition of new products during the year. As a result of the timing of shipments to customers from current orders in our backlog, we expect sales volumes in the first quarter at DCI to be similar to sales volumes achieved during the last few quarters. We anticipate, based on the scheduled orders in backlog as well as expected orders, that there will be increases in sales in the subsequent quarters of fiscal year 2007. Total backlog at April 30, 2006 was approximately $10,543,000, an increase of $3,737,000, or 54.9%, from a total backlog of $6,806,000 on April 30, 2005. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to be similar or slightly higher in the next few quarters as marketing efforts continue with our current products. Sales in the second half of the fiscal year are expected to show steady growth as new products are brought to the market and as NTG increases its marketing efforts.

Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the year ended April 30, 2006 was 31.8%, or $4,678,000, compared to 29.7%, or $3,656,000, for the year ended April 30, 2005. The increase in gross margin dollars of approximately $1,022,000 and gross margin percentage of 2.1%

is primarily the result of product mix and increased sales volumes in the electronic assembly, hybrids and LCD production product lines as well as the increased sales of higher margin NTG products. We expect that gross margins over the next few quarters will continue at or near our historical margins of 27%-30%.

Selling, general and administrative (“SG&A”) expenses increased $845,000, or 30.0%, to $3,659,000 in the fiscal year ended April 30, 2006 from $2,814,000 in the fiscal year ended April 30, 2005. SG&A expenses were 24.9% of sales for the fiscal year ended April 30, 2006 as compared to 22.9% of sales for the fiscal year ended April 30, 2005. The increase was mainly due to SG&A expenses at NTG, our subsidiary acquired in November 2004, which totaled approximately $665,000 for the fiscal year and represents the engineering and marketing personnel and personnel-related expenses at that subsidiary. Corporate expenses were approximately $130,000 higher than the comparable period in fiscal 2005, which was as a result of higher accounting and consulting fees. The increase in consulting expenses is the result of a consulting contract with the former president of our NTG, Inc. subsidiary and the increase in accounting fees is due to overall higher audit, anticipated corporate governance expenses and financial reporting costs. The $363,000 increase of DCI’s SG&A expenses is primarily the result of an increase in the number of personnel in the sales, administration, and engineering departments which is driven by our growth. Our SG&A expenses are expected to grow slightly over the next few quarters as a result of our continued growth at DCI and our efforts to invest in product development and sales at NTG.

Interest expense was $149,000 and $135,000 for the years ended April 30, 2006 and 2005, respectively. The increase of $14,000 was due to higher borrowings outstanding on the line of credit during the fiscal year, increases in the line of credit interest rate and the related amortization of loan fees and interest expense from the short-term one year note payable. As of April 30, 2006 there were no outstanding borrowings on the operating line of credit. We expect to continue to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements and finance our capital investments.

As a result of a change in our banking relationship made in conjunction with the long-term financing of our new building and a new operating line of credit, we retired the Industrial Revenue Bonds (“IRBs”) on DCI’s current facility and replaced them with a short-term one year note payable. The bonds were retired on December 30, 2005 and we closed on a one-year note payable totaling approximately $1,480,000 with our new financial institution at that time. DCI had originally recorded a bond discount on these IRBs that was the result of the acquisition of DCI by Elecsys in February 2000. We recognized the retirement of the discount as a Loss on Debt Retirement for approximately $124,000. The one-year note payable is short-term financing that we will pay in full with the sale of our current land and building that is expected to close at the end of September 2006. The anticipated gain of approximately $300,000 from the sale of our current land and building will be used as a partial down payment on the financing for our new facility. The remaining down payment will be generated from operating cash, our line of credit and, if necessary, a loan on our existing equipment which is available from the Company’s financial institution.

In fiscal year 2005, the $19,000 impairment of original investment in acquired subsidiary was the result of discounting the original investment in NTG, LLC. The Company accounted for the acquisition of NTG, LLC as a purchase and determined that the original investment of $100,000 was impaired based on the total consideration paid. The total amount of cash, Company common stock and deal costs for the acquisition to date has been approximately $352,000 for the remaining 81% interest in NTG, LLC. In addition to the cash and common stock paid, the members of NTG, LLC also receive quarterly cash payments equal to 4% of NTG’s net sales through November 2007.

Income tax benefit was $916,000 for the year ended April 30, 2006 which was due to approximately $17,000 of alternative minimum tax payments for the 2005 and 2006 fiscal years. The Company also received a state income tax credit of $3,000 for business and property tax credits from the 2005 state income tax return. The Company reduced the deferred tax valuation allowance by $930,000 due to the utilization of the net operating loss carryforward in the years ended April 30, 2006 and 2005, the anticipated usage of the remaining net operating loss carryforwards based upon projected profitability of the Company and the reversal of other deferred tax assets. Because of losses in prior years and other timing differences, at April 30, 2005 the Company had gross deferred tax assets of $1,263,000. Prior to 2006, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company’s likelihood of realizing a material portion of the benefit. In view of the Company’s profitability during the past few years and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $930,000. On subsequent earnings, the Company will record income tax expense at normal rates and reduced the deferred tax asset accordingly.

Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries when comparing current results with past or future financial statements of the Company.

The $10,000 income tax benefit for the year ended April 30, 2005 was the result of a refund from property tax credits from the filing of the 2004 state tax return. No other income tax provision or benefit was recorded for the year ended April 30, 2005 due primarily to the availability of net operating loss carry forwards which have been fully reserved due to the continued uncertainty of their utilization as of April 30, 2005.

Primarily as a result of the above factors, net income for fiscal year 2006 was $737,000, or $0.22 per diluted share, as compared to net income of $699,000, or $0.23 per diluted share, in fiscal year 2005.

Liquidity and Capital Resources

Cash and cash equivalents increased $424,000 to $688,000 as of April 30, 2006 compared to $264,000 at April 30, 2005. This increase was the result of an increase in cash provided by operating activities offset by purchases of equipment and quarterly cash payments to the former members of NTG, LLC that continue through November 2007.

Operating activities. Our consolidated working capital increased approximately $571,000 for the fiscal year ended April 30, 2006, as compared to an increase of approximately $1,069,000 for the fiscal year ended April 30, 2005. This was primarily as a result of recording deferred tax assets of $930,000 due to reducing the deferred tax valuation allowance to zero based on past, present and future usage of the net operating loss carryforwards. This was partially offset by the refinancing of long-term debt with a one-year note payable. Increasing levels of inventory and accounts receivable were offset by the increase in current liabilities during the period. The increases in accounts receivable and inventory are a result of increasing sales and bookings that have allowed our backlog to grow to approximately $10,543,000. Operating cash receipts totaled approximately $14,199,000 and

$12,721,000 for the fiscal years ended April 30, 2006 and 2005, respectively. Cash disbursements for operations which includes purchases of inventory and operating expenses, were approximately $12,555,000 for the fiscal year ended April 20, 2006 and $11,975,000 for the fiscal year ended April 20, 2005. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities. Cash used in investing activities during the fiscal year ended April 30, 2006 totaled approximately $172,000 as compared to cash used of $618,000 during the fiscal year ended April 30, 2005, and was primarily the result of purchases of equipment that are intended to increase production capacity and improve productivity as well as additional cash payments related to the acquisition of NTG. These payments to the former members of NTG, LLC are quarterly cash payments equal to 4% of NTG’s net sales of existing equipment and will continue through November 2007.

Financing activities. For the fiscal year ended April 30, 2006 cash used in financing activities totaled approximately $99,000 as compared $144,000 of cash used in financing activities for the fiscal year ended April 20, 2005. Total borrowings and repayments on the operating line of credit were approximately $3,980,000 for the fiscal year.

As a result of a change in the Company’s banking relationship made in conjunction with the long-term financing of the new building and a new operating line of credit, the Company retired the IRBs on the current facility and replaced them with a short-term one year note payable. The bonds were retired on December 30, 2005 and the Company closed on a one-year note payable totaling approximately $1,480,000 with its new financial institution at that time. The one-year note payable is short-term financing that will be paid in full with the sale of the Company’s current land and building that is expected to close at the end of September 2006.

The Company’s $2,000,000 operating line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on December 29, 2006 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.0% at April 30, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2006, there were no borrowings outstanding on the credit facility.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayment.

The following table summarizes our contractual obligations as of April 30, 2006 (in thousands):

		For the fiscal years ending April 30
	Total	2007	2008	2009	2010	Thereafter
Contractual obligations:
Note payable to bank	$1,471	$1,471	$ --	$ --	$ --	$ --
Operating leases	23	21	2	--	--	--
New building	4,500	4,500	--	--	--	--
Total	$5,994	$5,992	$ 2	$ --	$ --	$ --

Other obligations:	Amount available at April 30, 2006	Amount owed at April 30, 2006	Expiration
Line of credit	$2,000,000	$ --	December 29, 2006

The Company announced on October 6, 2005 that we had signed an agreement with Rose Construction Company, Inc. to build our new production and headquarters facility in Olathe, Kansas. This new 60,100 sq ft facility is planned to contain both of our operating subsidiaries and will allow for increases in production capacity and efficiency. The Company has guaranteed the $4,500,000 construction loan, including accrued interest, between Rose Construction Company, Inc. and our new financial institution. The Company has not recorded a liability for this guarantee. The Company will purchase the new facility with IRBs totaling up to $5,000,000 and has also received a tax abatement to develop the project. The Company’s new financial institution will purchase the IRBs and will then provide long-term financing for our purchase of the new facility. Our current land and building has been sold and is under a contract that is expected to close at the end of September 2006 resulting in a gain of approximately $300,000. The anticipated proceeds from the sale of the current land and building will be used as a partial down payment on the long-term financing for the new facility. The remaining down payment will be generated from operating cash, our line of credit and, if necessary, a loan on the Company’s existing equipment which is available from the Company’s new financial institution. The new building and all related financing will be completed in the second quarter of fiscal 2007.

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

Revenue Recognition. We derive revenue from the manufacture of production units of electronic assemblies, liquid crystal displays and remote monitoring equipment. We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units are billed to the customer after they are shipped and title has transferred to the customer. Remote monitoring services are billed and the revenue recognized at the end of the month after the services are completed. For customers that utilize our engineering design services, we bill the customer and recognize revenue after the design services or tooling have been completed. We require our customers to provide a binding purchase order to verify the manufacturing services to be provided. Typically, we do not have any post-shipment obligations that would include customer acceptance requirements, training, installation or other services.

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

Allowance for Doubtful Accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after 30 days. Interest is not charged on past due accounts for the majority of our customers.

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

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended April 30, 2006 and 2005. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Three Months Ended
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005
	(In thousands)
Sales	$2,916	$3,172	$3,234	$2,985
Gross margin	785	945	1,018	908
Operating income	174	259	259	150
Income before income taxes	134	224	203	128
Net income	$144	$224	$203	$128
Net cash provided by operating activities	$72	$62	$125	$437

	Three Months Ended
	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
	(In thousands)
Sales	$3,480	$3,546	$3,651	$4,015
Gross margin	1,024	1,167	1,183	1,304
Operating income	137	297	277	308
Income before income taxes	114	257	112	268
Net income	$114	$257	$100	$1,196

Net cash (used in) provided by operating activities	$(704)	$338	$262	$799

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. The Company will adopt this statement in its next fiscal year ending April 30, 2007. The adoption of SFAS 123R will likely have an impact on our consolidated financial statements. The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards, and cancellation or forfeitures related to both existing awards and new awards.

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

Forward Looking Statements

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, any interruptions in our business related to the move of our corporate headquarters and production facilities, an inability on the part of the

Company to successfully market and grow NTG, Inc., the Company’s dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7.	FINANCIAL STATEMENTS

The information required by Item 310(a) of Regulation S-B is provided on pages F-1 through F-20 of this filing on Form 10-KSB and is hereby incorporated by reference herein.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2005, the Company notified Mayer Hoffman McCann P.C. (“Mayer Hoffman McCann”) that the Board of Directors, upon the recommendation of the Company’s Audit Committee, approved a resolution (i) replacing Mayer Hoffman McCann, who were dismissed as the Company’s independent auditors effective October 12, 2005, and (ii) engaging McGladrey & Pullen, LLP (“McGladrey & Pullen”) as the Company’s independent auditors for purposes of auditing the Company’s financial statements for the fiscal year ending April 30, 2006.

The audit report of Mayer Hoffman McCann on the financial statements of the Company for the fiscal year ended April 30, 2005 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audit for the fiscal year ended April 30, 2005 and subsequent interim period, there have been no disagreements with Mayer Hoffman McCann on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Mayer Hoffman McCann would have caused them to make reference to them in their report on the financial statements for that year.

The Company did not consult with McGladrey & Pullen regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice was provided by McGladrey & Pullen that was a factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue prior to October 12, 2005.

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

(b)          Changes in internal controls. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect the Company’s internal controls over financial reporting subsequent to the date of the evaluation.

Item 8B.	OTHER INFORMATION

None.

Part III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Ethics for the Company’s officers and directors. A copy of the Code of Ethics may be obtained without charge on the Company website (www.elecsyscorp.com) or by contacting the Company’s Secretary at the Company’s headquarters, 15301 West 109th Street, Lenexa, Kansas 66219.

The remaining information required to be disclosed pursuant to this Item 9 (Items 401 and 405 of Regulation S-B) is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2006.

Item 10.	EXECUTIVE COMPENSATION

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2006.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2006.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2006.

Item 13.	EXHIBITS

The list of exhibits following the signature page of this Annual Report on Form 10-KSB is incorporated by reference herein.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION
Date: July 24, 2006	By:	/s/ Karl B. Gemperli
Karl B. Gemperli President and Chief Executive Officer Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Karl B. Gemperli	Date: July 24, 2006
Karl B. Gemperli President, Chief Executive Officer and Director Principal Executive Officer

/s/ Todd A. Daniels	Date: July 24, 2006
Todd A. Daniels Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

/s/ Robert D. Taylor	Date: July 24, 2006
Robert D. Taylor Chairman of the Board of Directors

/s/ Stan Gegen	Date: July 24, 2006
Stan Gegen Director

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	Articles of Incorporation

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

(h)

Agreement for the purchase of assets of Network Technologies Group, LLC by NTG, Inc., a subsidiary of Elecsys Corporation, dated November 22, 2004, attached as Exhibit 10(h) of the Company’s Form 10-KSB filed July 29, 2005 with the Securities and Exchange Commission, is incorporated herein by reference

(i)

Real Estate Contract dated as of October 5, 2005, by and between the Company and Rose Construction Company, attached as Exhibit 10.1 of the Company’s Form 10-QSB filed March 10, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(j)

Commercial and Industrial Real Estate Sale Contract dated as of December 28, 2005, by and between DCI, Inc. and 15301 W. 109th, LLC and the First Amendment thereto, attached as Exhibit 10.2 of the Company’s Form 10-QSB filed March 10, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(k)

Business Loan Agreement dated as of December 30, 2005, by and between the Company and Bank Midwest, N.A. attached as Exhibit 10.3 of the Company’s Form 10-QSB filed March 10, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(l)

Mortgage dated December 30, 2005, by and between DCI, Inc and Bank Midwest, N.A. attached as Exhibit 10.4 of the Company’s Form 10-QSB filed March 10, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(m) Commercial Guaranty dated November 15, 2005, by and between the Company, DCI, Inc., NTG, Inc. and Bank Midwest N.A.
21	Subsidiaries of the Company
23.1	Consent of McGladrey & Pullen LLP
23.2	Consent of Mayer Hoffman McCann P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer)
32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Elecsys Corporation and Subsidiaries

Lenexa, Kansas

We have audited the accompanying consolidated balance sheet of Elecsys Corporation and Subsidiaries (the Company) as of April 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiaries as of April 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Kansas City, Missouri

June 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Elecsys Corporation and Subsidiaries (the Company) as of April 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Mayer Hoffman McCann P.C.

Leawood, Kansas

June 28, 2005

Elecsys Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	April 30, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 688	$ 264
Accounts receivable, less allowances of $150 in 2006 and $76 in 2005	1,906	1,413
Inventories	3,383	2,890
Prepaid expenses	71	85
Deferred taxes	930	--
Total current assets	6,978	4,652

Property and equipment:
Land	637	637
Building and improvements	1,114	1,114
Equipment	2,487	2,370
	4,238	4,121
Accumulated depreciation and amortization	(1,768)	(1,427)
	2,470	2,694

Goodwill	49	7
Intangible assets, net	303	334
Other assets, net	11	42
Total assets	$9,811	$7,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,325	$1,163
Accrued expenses	826	604
Notes payable to bank	1,471	--
Current maturities of long-term debt	--	100
Total current liabilities	3,622	1,867

Long-term debt, less current maturities	--	1,340

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,239,937	32	32
Additional paid-in capital	8,926	8,926
Accumulated deficit	(2,769)	(4,436)
Total stockholders' equity	6,189	4,522
Total liabilities and stockholders' equity	$9,811	$7,729

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended April 30,
	2006	2005
Sales	$14,692	$12,307
Cost of products sold	10,014	8,651
Gross margin	4,678	3,656

Selling, general and administrative expenses	3,659	2,814

Operating income	1,019	842

Financial income (expense):
Interest expense	(149)	(135)
Loss on debt retirement	(124)	--
Impairment of original investment in acquired subsidiary	--	(19)
Other income, net	5	1
	(268)	(153)

Income from operations before income tax (benefit)	751	689

Income tax (benefit)	916	(10)

Net income	$ 1,667	$ 699

Net income per share information:
Basic	$0.51	$0.24
Diluted	$0.49	$0.23

Weighted average common shares outstanding:
Basic	3,240	2,965
Diluted	3,397	3,093

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Equity
Balance at April 30, 2004	2,791	28	8,140	(5,135)	3,033
Net income	--	--	--	699	699
Exercise of stock options	35	1	34	--	35
Conversion of subsidiary’s subordinated debt	128	1	245	--	246
Stock issued for NTG, Inc. acquisition	4	--	9	--	9
Conversion of subordinated debt	259	2	498	--	500
Cashless exercise of warrants	23	--	--	--	--
Balance at April 30, 2005	3,240	$32	$ 8,926	$(4,436)	$4,522
Net income	--	--	--	1,667	1,667
Balance at April 30, 2006	3,240	$32	$ 8,926	$(2,769)	$6,189

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended April 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 1,667	$ 699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351	300
Amortization	40	44
Provision for doubtful accounts	87	39
Gain on disposal of property and equipment	--	(2)
Loss on debt retirement	124	--
Deferred taxes	(930)	--
Impairment loss of investment in acquired subsidiary	--	19
Changes in operating assets and liabilities:
Accounts receivable	(580)	53
Inventories	(493)	(713)
Accounts payable	162	186
Accrued expenses	222	60
Other, net	45	11
Net cash provided by operating activities	695	696

Cash Flows From Investing Activities:
Purchases of property and equipment	(133)	(311)
Proceeds from sale of property and equipment	6	3
Goodwill increase related to acquisition costs	(42)	--
Costs incurred for intangible assets	(3)	--
Acquisition, net of cash acquired	--	(310)
Net cash used in investing activities	(172)	(618)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	--	35
Principal payments on long-term debt	(1,570)	(179)
Borrowings on notes payable to bank	5,460	2,655
Principal payments on notes payable to bank	(3,989)	(2,655)
Net cash (used in) financing activities	(99)	(144)
Net increase (decrease) in cash and cash equivalents	424	(66)
Cash and cash equivalents at beginning of year	264	330
Cash and cash equivalents at end of year	$ 688	$ 264

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$114	$112
Cash (paid) received during the period for taxes	(17)	17

Supplemental Disclosures of Noncash Investing and Financing Activities:
Common stock issued to pay subordinated debt	--	746
Common stock issued for acquisition of NTG, Inc.	--	9

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2006

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DCI and NTG. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less. At April 30, 2006, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company had bank deposits of approximately $549,000 and $157,000 in excess of FDIC insured limits as of April 30, 2006 and 2005, respectively. The Company has not experienced any losses due to this.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after 30 days. Interest is not charged on past due accounts for the majority of our customers.

Concentration of Credit Risk and Financial Instruments

The Company grants credit to customers who meet the Company’s pre-established credit requirements. Credit risk is managed through credit approvals, credit limits, and monitoring procedures. Credit losses are provided for in the Company’s consolidated financial statements and historically have been within management’s expectations. During fiscal year 2005, the Company had two customers whose sales exceeded 10% of the Company’s total sales. For the fiscal year ended, April 30, 2006, the Company had one customer, who was one of the significant customers in the previous year, whose sales individually accounted for greater than 13% of the Company’s total sales. The loss of one or more of these customers would have a substantial impact on our business. As of April 30, 2006 and 2005, the Company had two customers and one customer, respectively who accounted for greater than 10% of the Company’s receivables.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value due to their liquid nature and short term maturity terms.

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. The Company’s industry is characterized by technological change, short-term customer commitments and changes in demand, as well as other market considerations. Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down. If actual market conditions or our customers’ product demands are less favorable than those projected, additional inventory write-downs may be required. The reserve balance is analyzed for adequacy along with the inventory review each quarter. Inventories, net of reserves of approximately $248,000 and $286,000, are summarized by major classification as follows (in thousands):

	April 30,
	2006	2005
Raw materials	$2,169	$1,760
Work-in-process	582	572
Finished goods	632	558
	$3,383	$2,890

The Company entered into supplier arrangements in fiscal 2005 with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2006 and 2005, finished goods inventory of approximately $233,000 and $123,000, respectively was directly related to those customer agreements.

Warranty Reserve

The Company has established a warranty reserve for rework, product warranties and customer refunds. The Company provides a limited warranty for a period of one year from the date of receipt of products by customers and standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer’s purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management’s best estimate of probable liability under the product warranties.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years
Building and improvements Equipment Computers and software	30 3-8 3

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The Company recognized goodwill in its acquisition of NTG, Inc. in November 2004. The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach. The Company performs their annual assessment of goodwill impairment at the end of the fiscal year by using an outside valuation firm. The Company has concluded that no impairment exists as of April 30, 2006.

Intangible assets

Intangible assets consist of patents, trademarks, copyrights and purchase software and technology. These intangible assets are interrelated. Intangible assets are amortized over their estimated 10 year useful lives using the straight-line method.

Impairment of Long-Lived Intangible Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management reviewed the intangible assets for impairment as of April 30, 2006 and determined that no impairment existed at that date.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $27,000 and $33,000 for the years ended April 30, 2006 and 2005, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses were approximately $270,000 and $121,000 for the years ended April 30, 2006 and 2005, respectively.

Stock-Based Compensation

At April 30, 2006, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under APB No. 25, no employee compensation expense is recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Years Ended April 30,
	2006	2005
Net income, as reported	$1,667	$699
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(10)	(43)
Pro forma net income (loss)	$1,657	$656

Net income (loss) per share:
Basic – as reported	$0.51	$0.24
Basic – pro forma	$0.51	$0.22

Diluted – as reported	$0.49	$0.23
Diluted – pro forma	$0.49	$0.21

The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the following key assumptions:

	Years Ended April 30,
	2006	2005
Expected years until exercise	5	5
Risk-free interest rate	5.15%	4.25%
Expected stock volatility	56.2%	80.1%
Expected dividend yield	0%	0%

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. The Company will adopt this statement after its fiscal year ending April 30, 2006. The adoption of SFAS 123R will likely have an impact on our consolidated financial statements. The Company is unable to estimate the impact of adoption of this statement as the impact will depend, in part, on stock option awards made prior to the adoption date of the statement, whether awards granted were non-qualified or qualified, the vesting period of those awards, and cancellation or forfeitures related to both existing awards and new awards.

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

On November 24, 2004 the Company acquired the other 81% interest in NTG, LLC for total consideration consisting of approximately $301,000 in cash, the Company’s common stock valued at $9,000 and $31,000 of acquisition costs. In exchange, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of NTG, LLC as part of the transaction. The acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of the Company’s new subsidiary, NTG, Inc. from the date of the acquisition. As part of this transaction, the original $100,000 investment in NTG, LLC made by DCI was discounted by an impairment loss of $19,000 and transferred to NTG, Inc. (“NTG”). In addition to the cash and stock paid, the members of NTG, LLC will receive quarterly cash payments equal to 4% of NTG’s net sales through November 2007. Additional consideration of approximately $42,000 and $7,000 was paid for the years ended April 30, 2006 and 2005, respectively, and was recorded as additional goodwill.

The purchase price was allocated in 2005 as follows (in thousands):

Receivables	$ 65
Inventories	83
Property and equipment	71
Goodwill	7
Other assets, including product technology	357
Less discounted 19% original investment in NTG, LLC	(81)
Liabilities	(182)
Issuance of common stock	(10)
Cost of acquisition, net of cash acquired in 2005	$ 310
Contingent consideration paid in 2006 recorded as goodwill	42
$ 352

Intangible assets totaling $349,000 were identified and valued by an independent third party valuation expert, which included product technology. These intangible assets were determined to have a useful life of 10 years and will be amortized over their useful life. Accumulated amortization expense was $50,000 and $15,000 as of April 30, 2006 and 2005, respectively. Amortization expense for the years ended April 30, 2006 and 2005 totaled $35,000 and $15,000 respectively. The amortization expense for intangible assets will be $35,000 in each of the next five fiscal years.

3.	CREDIT AGREEMENTS AND COMMITTMENTS

As of April 30, 2006, the Company has two credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line on credit and a note payable that were entered into on December 30, 2005 as part of a new banking relationship made in conjunction with the financing of the Company’s new building and the new operating line of credit.

The Company’s new $2,000,000 line of credit facility provides the Company and its subsidiaries with short-term financing for its working capital requirements. It is secured by accounts receivable and inventory and expires on December 29, 2006. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.0% at April 30, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2006, there were no borrowings outstanding on the credit facility.

The Company’s short-term twelve-month note payable for approximately $1,480,000 retired the Industrial Revenue Bonds (“IRBs”) on the Company’s current facility. The one-year note payable is short-term financing in which the Company makes monthly principal and interest payments. It is secured by the Company’s current land and building and accrues interest at 6.85%. The agreement also contains certain financial performance covenants regarding the maintenance of debt to net worth and minimum net worth ratios that are monitored quarterly. As of April 30, 2006, the Company was in compliance with all of the covenants. The note payable will be paid in full upon the sale of the Company’s current land and building that is expected to close in the second quarter of fiscal 2007. The balance of this note payable as of April 30, 2006 was approximately $1,471,000.

As a result of the Company’s agreement to build a new production and headquarters facility in Olathe, Kansas, the Company has guaranteed the $4,500,000 construction loan, including accrued interest, between the construction company and the Company’s new financial institution. The Company has not recorded a liability for this guarantee. The new facility is planned to contain both of the Company’s operating subsidiaries and will allow for increases in production capacity and efficiency. The Company has been approved for both Industrial Revenue Bonds and a tax abatement. The Company’s new financial institution will purchase the IRBs and will then provide long-term financing for the Company’s purchase of its new facility. It is anticipated that the new building and financing will be completed in the second quarter of fiscal 2007.

4.	SEGMENT REPORTING

The Company operates two reportable business segments: Electronic Interface Solutions and Remote Monitoring Solutions. Electronic Interface Solutions (“EIS”) produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The EIS business segment is operated under the Company’s DCI, Inc. subsidiary. The

Remote Monitoring Solutions (“RMS”) segment, which was acquired in November 2004, designs, markets, and provides remote monitoring services and is operated as NTG, Inc. The following table presents business segment revenues, income (loss), and total assets for the years ended April 30, 2006 and 2005 (in thousands).

	Year Ended April 30, 2006
	EIS	RMS	Unallocated	Eliminations	Total
Sales:
External	$13,690	$1,002	$ --	$ --	$14,692
Intersegment	620	--	--	(620)	--
Total sales	$14,310	$1,002	$ --	$(620)	$14,692

Segment income (loss) before income tax benefit	$1,593	$(394)	$(441)	$(7)	$751

Total assets	$9,034	$610	$4,733	$(4,566)	$9,811

	Year Ended April 30, 2005
	EIS	RMS	Unallocated	Eliminations	Total
Sales:
External	$12,126	$ 181	$ --	$ --	$12,307
Intersegment	101	--	--	(101)	--
Total sales	$12,227	$ 181	$ --	$(101)	$12,307

Segment income (loss) before income tax benefit	$ 1,310	$(248)	$(367)	$ (6)	$ 689

Total assets	$ 7,085	$ 301	$4,097	$(3,753)	$ 7,729

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Years Ended April 30,
	2006	2005
Products and services:
Electronic interface assemblies	$13,008	$11,738
Remote monitoring solutions	1,002	101
Engineering services	146	264
Other	154	124
Total EMS sales	$14,310	$12,227

The EIS business segment had export sales of approximately $710,000 and $832,000 for the years ended April 30, 2006 and 2005, respectively.

5.	WARRANTY

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2006	2005
Warranty reserve balance at beginning of period	$59	$21
Expense accrued	72	76
Warranty costs incurred	(49)	(38)
Warranty reserve balance at end of period	$82	$59

6.	PLEDGED ASSETS AND LONG-TERM DEBT

Long-term debt as of April 30, 2006 and 2005 consists of the following (in thousands):

	April 30,
	2006	2005

Industrial revenue bonds, variable interest rate (3.10% as of April 30, 2005), due in annual principal payments ranging from $100,000 to $200,000 that began in October 2005 through maturity in October 2017, secured by property and equipment and an irrevocable letter of credit in favor of the bond Trustee up to a maximum amount of $1,588,000 through April 2006. In connection with the acquisition of DCI, the face amount of this IRB was discounted approximately $178,000. The discount totaled $130,000 as of April 30, 2005. The bonds were retired on December 30, 2005 and replaced with a short-term twelve-month note payable for approximately $1,480,000. The remaining unamortized discount was recognized as a loss on debt retirement for approximately $124,000.

	$ --	$1,440

Less current portion		100
	$ --	$1,340

7.	OPERATING LEASES

The Company currently leases approximately 5,000 square feet of office space for one of the Company’s subsidiaries that expires in October 2006. The Company also has a copier lease that expires in February 2008.

Rent expense under all operating leases was approximately $45,000 and $19,000 for the years ended April 30, 2006 and 2005, respectively. The following table presents the Company’s future obligations for minimum lease payments (in thousands):

	Years Ended April 30,
	2007	2008
Amount	$21	$2

8.	NET INCOME PER SHARE

The following table presents the components of the calculation of basic and diluted income (loss) per share (in thousands):

	Years Ended April 30,
	2006	2005
Numerator:
Net income	$1,667	$699

Denominator:
Weighted average common shares outstanding - basic	3,240	2,965
Effect of dilutive options outstanding	157	128
Weighted average common shares outstanding – diluted	3,397	3,093

Options to purchase 10,000 and 5,000 shares of common stock as of April 30, 2006 and 2005 respectively were antidilutive and therefore were not included in the computation of diluted earnings per share.

9.	STOCK OPTIONS

The Company has reserved 675,000 shares of common stock for issuance to employees and consultants of the Company pursuant to the Company’s 1991 stock option plan (the Plan). According to the terms of the Plan, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees of and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. At April 30,

2006 and 2005, options to purchase approximately 245,750 and 227,000 shares, respectively, were vested and exercisable. Information with respect to options granted under the Plan is as follows:

	Shares	Price
Outstanding at April 30, 2004	299,250	$0.81 - $3.25
Granted	--	--
Exercised	(35,000)	0.81 - 1.25
Canceled	(18,500)	0.81 - 3.25
Outstanding at April 30, 2005	245,750	$0.81 - $3.25
Granted	10,000	3.99
Exercised	--	--
Canceled	--	--
Outstanding at April 30, 2006	255,750	$0.81 - $3.99

The following table summarizes information about stock options outstanding at April 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2006	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable at April 30, 2006	Weighted-average exercise price
$0.81	117,250	6 years	$0.81	117,250	$0.81
$1.25 - $1.50	72,500	6.22 years	$1.30	72,500	$1.30
$2.13 - $3.99	66,000	4.54 years	$2.59	56,000	$2.34
$0.81 - $3.99	255,750	5.69 years	$1.41	245,750	$1.30

Weighted-average fair value per option of options granted during the year ended April 30, 2006 was $0.71.

10.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30, 2006 and 2005 are as follows (in thousands):

	April 30,
	2006	2005
Deferred tax assets:
Current:
Net operating loss carry forward	$400	$812
Alternative minimum tax and research and development credit carry forward	261	244
Accrued expenses	187	152
Inventories	273	224

Other	76	--
Total deferred tax assets	1,197	1,432

Deferred tax liabilities:
Property and equipment	(250)	(169)
Other	(17)	--
Total deferred tax liabilities	(267)	(169)
Net deferred tax asset	930	1,263
Valuation allowance	--	1,263
	$930	$ --

Income tax benefit of $916,000 for the year ended April 30, 2006 was due to approximately $17,000 of alternative minimum tax payments for the 2005 and 2006 fiscal years, a $3,000 business and machinery state tax credit, and recording $930,000 of deferred tax assets due to reducing the deferred tax asset valuation allowance to zero.

For the year ended April 30, 2005, the Company had an income tax benefit of approximately $10,000 that was the result of a refund from property tax credits from the filing of the 2004 state tax return.

The income tax benefit differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30,
	2006	2005
Expense at federal statutory rate	$255	$269
State tax (credits)	38	(10)
(Decrease) in valuation allowance	(1,263)	(271)
Other	54	2
	$(916)	$(10)

The Company reduced the valuation allowance to zero for the year ended April 30, 2006 due to utilization of the net operating loss carryforward in the years ended April 30, 2006 and 2005, anticipated usage of remaining net operating loss carryforwards based on projected profitability and reversal of other deferred tax assets. Because of losses in prior years and other timing differences, at April 30, 2005 the Company had gross deferred tax assets of $1,263,000. Prior to 2006, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company’s likelihood of realizing a material portion of the benefit. In view of the Company’s profitability during the past few years and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $930,000. On subsequent earnings, the Company will record income tax expense at normal rates and reduced the deferred tax asset accordingly.

At April 30, 2006, the Company has available net operating loss carryforwards of approximately $1.025 million which will begin to expire in fiscal year 2020.

11.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed six months of service. Qualified employees are entitled to make voluntary contributions to the plan of up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company contributes 50% of each employee's contribution up to a maximum of 6% of the employee's annual compensation. Participants in the plan may direct the Company’s contribution into mutual funds and money market funds. Additionally, the Company may make discretionary contributions to the plan. For the years ended April 30, 2006 and 2005, Company contributions to the plans amounted to approximately $74,000 and $60,000, respectively.