Form 10QSB
period 2006-07-31
ELECSYS CORP
filed 2006-09-08
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the quarterly period ended July 31, 2006.

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

                              846 N. Mart-Way Court
                              Olathe, Kansas 66061
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,239,937 shares outstanding as of September 6, 2006.

Transitional Small Business Disclosure format (check one): Yes ( ) No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           Quarter Ended July 31, 2006

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months ended July 31, 2006 and 2005 (Unaudited)                     3

Condensed Consolidated Balance Sheets -
     July 31, 2006 (Unaudited) and April 30, 2006                              4

Condensed Consolidated Statements of Stockholders' Equity -
     Three months ended July 31, 2006 (Unaudited) and the year
     ended April 30, 2006                                                      5

Condensed Consolidated Statements of Cash Flows -
     Three months ended July 31, 2006 and 2005 (Unaudited)                     6

Notes to Condensed Consolidated Financial Statements (Unaudited)               7

ITEM 2.  Management's Discussion and Analysis or Plan of Operation            18

ITEM 3.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    27

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          27

ITEM 3.  Defaults Upon Senior Securities                                      27

ITEM 4.  Submission of Matters to a vote of Security Holders                  27

ITEM 5.  Other Information                                                    27

ITEM 6.  Exhibits                                                             27

Signatures                                                                    28

Exhibit Index                                                                 29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three months ended
                                                    -----------------------------------------
                                                         July 31, 2006         July 31, 2005
                                                    -------------------    ------------------
  Sales                                                         $3,862                $3,480
  Cost of products sold                                          2,548                 2,456
                                                    -------------------    ------------------
  Gross margin                                                   1,314                 1,024

  Selling, general and administrative expenses                     981                   887
                                                    -------------------    ------------------

  Operating income                                                 333                   137

  Financial income (expense):
    Interest expense                                              (31)                  (24)
    Other income, net                                                4                     1
                                                    -------------------    ------------------
                                                                  (27)                  (23)
                                                    -------------------    ------------------

  Income before income taxes                                       306                   114

  Income tax expense                                               137                    --
                                                    -------------------    ------------------

  Net income                                                      $169                  $114
                                                    ===================    ==================

  Net income per share information:
    Basic                                                        $0.05                 $0.04
    Diluted                                                      $0.05                 $0.03

  Weighted average common shares outstanding:
    Basic                                                        3,240                 3,240
    Diluted                                                      3,402                 3,389

     See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                           July 31, 2006        April 30, 2006
                                                                      -------------------     -----------------
                                                                          (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                     $513                  $688
      Accounts receivable, less allowances of $147                                 1,868                 1,906
        and $150, respectively
      Inventories, net                                                             4,174                 3,383
      Prepaid expenses                                                               179                    71
      Deferred taxes                                                                 807                   930
                                                                      -------------------     -----------------
   Total current assets                                                            7,541                 6,978

   Property and equipment, at cost:
      Land                                                                           637                   637
      Building and improvements                                                    1,114                 1,114
      Equipment                                                                    2,674                 2,487
                                                                      -------------------     -----------------
                                                                                   4,425                 4,238
      Accumulated depreciation                                                   (1,850)               (1,768)
                                                                      -------------------     -----------------
                                                                                   2,575                 2,470

   Goodwill                                                                           56                    49
   Intangible assets, net                                                            294                   303
   Other assets, net                                                                  11                    11
                                                                      -------------------     -----------------
Total assets                                                                     $10,477                $9,811
                                                                      ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                            $1,977                $1,325
      Accrued expenses                                                               669                   826
      Note payable to bank                                                         1,462                 1,471
                                                                      -------------------     -----------------
   Total current liabilities                                                       4,108                 3,622

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares                               --                    --
         authorized; issued and outstanding - none
      Common stock, $.01 par value, 10,000,000 shares                                 32                    32
         authorized; issued and outstanding -  3,239,937
      Additional paid-in capital                                                   8,937                 8,926
      Accumulated deficit                                                        (2,600)               (2,769)
                                                                      -------------------     -----------------
   Total stockholders' equity                                                      6,369                 6,189
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                       $10,477                $9,811
                                                                      ===================     =================

         See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                   Common           Common        Additional                              Total
                                                    Stock            Stock          Paid-In        Accumulated         Stockholders'
                                                (# of shares)         ($)           Capital          Deficit              Equity
Balance at April 30, 2005                               3,240             $32          $8,926           $(4,436)             $4,522
 Net income                                                --              --              --              1,667              1,667
                                                --------------    ------------    ------------    ---------------    ---------------
Balance at April 30, 2006                               3,240              32           8,926            (2,769)              6,189
 Net income                                                --              --              --                169                169
 Share-based compensation expense                          --              --              11                 --                 11
                                                --------------    ------------    ------------    ---------------    ---------------
Balance at July 31, 2006 (unaudited)                    3,240             $32          $8,937           $(2,600)             $6,369
                                                ==============    ============    ============    ===============    ===============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                         Three months ended July 31,
                                                                      ----------------------------------
                                                                           2006               2005
                                                                      ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                                      $169               $114
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                               11                 --
   Depreciation                                                                   86                 95
   Amortization                                                                    9                 11
   Provision for doubtful accounts                                                 5                 18
   Gain on disposal of property and equipment                                    (1)                 --
   Deferred income taxes                                                         123                 --
   Changes in operating assets and liabilities:
      Accounts receivable                                                         33              (833)
      Inventories                                                              (791)              (495)
      Accounts payable                                                           652                464
      Accrued expenses                                                         (157)               (12)
      Other                                                                    (108)               (66)
                                                                      ---------------    ---------------
Net cash provided by (used in) operating activities                               31              (704)
                                                                      ---------------    ---------------

Cash Flows from Investing Activities:
Purchases of property and equipment                                            (191)               (71)
Proceeds from sale of property and equipment                                       1                 --
Goodwill increase related to acquisition costs                                   (7)                 --
                                                                      ---------------    ---------------
Net cash used in investing activities                                          (197)               (71)
                                                                      ---------------    ---------------

Cash Flows from Financing Activities:
Borrowings on note payable to bank                                                --              1,480
Principal payments on note payable to bank                                       (9)              (830)
                                                                      ---------------    ---------------
Net cash (used in) provided by financing activities                              (9)                650
                                                                      ---------------    ---------------
Net decrease in cash and cash equivalents                                      (175)              (126)
Cash and cash equivalents at beginning of period                                 688                264
                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                      $513               $138
                                                                      ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                         $31                $16
Cash paid during the period for income taxes                                      14                 --

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 31, 2006
                                   (Unaudited)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company") is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc.("DCI") and NTG, Inc
("NTG"). DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, with circuit boards and other electronic components. NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries that require remote monitoring.

Comprehensive Income
         The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements
         In November 2004, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"),
Inventory Costs. SFAS 151 amends the guidance in ARB No. 43, Chapter 4,
Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The
Company adopted this statement effective May 1, 2006 and there was no impact on the Company's financial position or results of operations for the three-month period ended July 31, 2006.

         Effective May 1, 2006, the Company adopted FASB issued Statement No.
154 ("SFAS No. 154"), Accounting Changes and Error Corrections. This new
standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No.
3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the statement requires that correction of errors in previously issued financial statements be termed a
"restatement." The adoption of this statement had no impact on the Company's financial statements for the three-month period ended July 31, 2006.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN
48"), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of May 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48, but do not currently expect it to have a material adverse effect on our financial statements.

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

Accounts Receivable
         Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after 30 days. Interest is not charged on past due accounts for the majority of our customers.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. and NTG, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

         The balance sheet at April 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes included in the Company' annual report on Form 10-KSB for the year ended April 30, 2006.

3.       INVENTORY

         Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately
$251,000 and $248,000, for the periods ended July 31, 2006 and April 30, 2006, respectively, are summarized by major classification as follows (in thousands):

                                     July 31, 2006           April 30, 2006
                             ----------------------    ---------------------
          Raw material                      $2,641                   $2,169
          Work-in-process                      864                      582
          Finished goods                       669                      632
                             ----------------------    ---------------------
                                            $4,174                   $3,383
                             ======================    =====================

4.       STOCK OPTION PLAN

         At July 31, 2006, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the

Board of Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the
Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the Company. As of
July 31, 2006, options to purchase approximately 325,750 shares were outstanding of which 245,750 are vested and exercisable.

          Prior to May 1, 2006, the Company accounted for its equity-based compensation plan under the recognition and measurement provision of APB Opinion
No. 25, Accounting for Stock Issued to Employees (APB 25), and related
Interpretations, as permitted by Statement of Financial Accounting Standards No.
123, Accounting for Stock-Based Compensation (SFAS 123). The Company did not
recognize the value of stock-based compensation issued to employees and directors in its Consolidated Statements of Operations prior to May 1, 2006, as all options granted under its equity-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004),
Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2007 includes compensation costs for all share-based payments granted prior to May 1, 2006, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated to reflect the impact of adopting the new standard.

         The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month period ended July 31, 2006.
There were no options granted for the three-month period ended July 31, 2005.

                                                  Three Months Ended
                                                    July 31, 2006
                                              ---------------------------
            Risk-free interest rate                                5.00%
            Expected life, in years                                    6
            Expected volatility                                   56.23%
            Dividend yield                                          0.0%
            Forfeiture rate                                        5.00%

         The Company uses historical data to estimate option exercises and employee terminations used in the model. Expected volatility is based on monthly historical fluctuations of the Company's common stock using the closing market value for the number of months of the expected term immediately preceding the grant. The risk-free interest rate is based on the U.S.

Treasury yield curve in effect at the time of the grant for a bond with a similar term.

         As a result of adopting SFAS 123R, the Company's income before taxes and net income for the three-month period ended July 31, 2006, were each approximately $11,000 lower than if the Company had continued to account for the share-based compensation under APB 25.

         We receive a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised of the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to the adoption of SFAS
123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. In accordance with SFAS 123R, we will revise our Consolidated Statement of Cash
Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the three-month period ended July 31, 2006, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

         The following table illustrates the effect on net income and earnings per share if the Company had accounted for stock-based compensation in accordance with SFAS 123R for the three-month period ended July 31, 2005 (in thousands):

                                                                               Three Months
                                                                                   Ended
                                                                               July 31, 2005
                                                                            -------------------
    Net income, as reported                                                               $114
    Deduct:  Total stock-based employee compensation expense                                 4
     determined under fair value based method for all options, net of tax
                                                                            -------------------
    Pro forma net income                                                                  $110
                                                                            ===================

    Net income per share:
         Basic - as reported                                                             $0.04
         Basic - pro forma                                                               $0.03

         Diluted - as reported                                                           $0.03
         Diluted - pro forma                                                             $0.03

         At July 31, 2006, there was approximately $150,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.7 years.

         The following table represents stock option activity for the three-month period ended July 31, 2006:
                                                                     Weighted-            Weighted-
                                                    Number            Average              Average
                                                      of             Exercise             Remaining
                                                    Shares             Price            Contract Life
                                                 ------------    ---------------    --------------------
    Outstanding options at April 30, 2006            255,750              $1.41              5.69 Years
       Granted                                        70,000               3.66
       Exercised                                          --                 --
       Forfeited                                          --                 --
    Outstanding options at July 31, 2006             325,750              $1.89              6.40 Years
                                                 ============    ===============    ====================

    Outstanding exercisable at July 31, 2006         245,750              $1.30              5.28 Years
                                                 ============    ===============    ====================

         Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 78,000 at
July 31, 2006. At July 31, 2006 the aggregate intrinsic value of shares outstanding was approximately $941,000, and the aggregate intrinsic value of options exercisable was approximately $854,000. There were no options exercised in the three-month period ended July 31, 2006.

         The following table summarizes the non-vested stock option activity for the three-month period ended July 31, 2006:

                                                                            Weighted-
                                                       Number                Average
                                                         of                 Grant-Date
                                                       Shares               Fair Value
                                                  ----------------      ------------------
    Non-vested options at April 30, 2006                   10,000                   $2.18
       Granted                                             70,000                    2.02
       Vested                                                  --                      --
       Forfeited                                               --                      --
                                                  ----------------
    Non-vested options at July 31, 2006                    80,000                   $2.04
                                                  ================      ==================

5.       NET INCOME PER SHARE

         The following table presents the calculation of basic and diluted income per share (in thousands):

                                                                      Three Months Ended
                                                          -------------------------------------------
                                                            July 31, 2006           July 31, 2005
                                                          -------------------    --------------------
Numerator:
Net income                                                              $169                    $114
                                                          ===================    ====================

Denominator:
Weighted average common shares outstanding - basic                     3,240                   3,240
  Effect of dilutive options outstanding                                 162                     149
                                                          -------------------    --------------------
Weighted average common shares outstanding - diluted                   3,402                   3,389
                                                          ===================    ====================

         Options to purchase 80,000 shares of common stock were not included in the computation of diluted net income per share for the three-month period ended
July 31, 2006 because they were anti-dilutive.

6.       CREDIT AGREEMENTS AND COMMITTMENTS

         As of July 31, 2006, the Company has two credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit and a one-year note payable that were entered into on December 30, 2005 as part of a new banking relationship made in conjunction with the financing of the Company's new building and an operating line of credit.

         The Company's $2,000,000 line of credit facility provides the Company and its subsidiaries with short-term financing for their working capital requirements. It is secured by accounts receivable and inventory and expires on
December 29, 2006. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at July 31, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of July
31, 2006, there were no borrowings outstanding on the credit facility.

         The proceeds from the Company's short-term one-year note payable for approximately $1,480,000 were used to retire the Industrial Revenue Bonds
("IRBs") on the Company's current facility. The one-year note payable is short-term financing on which the Company makes monthly principal and interest payments. It is secured by the Company's current land and building and accrues interest at 6.85%. The agreement also contains certain financial performance covenants regarding the maintenance of debt to net worth and minimum net worth ratios that are monitored quarterly. As of July 31, 2006, the Company was in compliance with all of the covenants. The note payable will be paid in full upon the sale of the Company's current land and building that is expected to close in the second quarter of fiscal 2007. The balance of this note payable as of July 31, 2006 was approximately $1,462,000.

         As a result of the Company's agreement to build a new production and headquarters facility in Olathe, Kansas, the Company has guaranteed the
$4,500,000 construction loan, including accrued interest, between the construction company and the Company's financial institution. The Company has not recorded a liability for this guarantee. The new facility is planned to contain both of the Company's operating subsidiaries and will allow for increases in production capacity and efficiency. The Company has been approved for both Industrial Revenue Bonds and a tax abatement. The Company's financial institution will purchase the IRBs and will then provide long-term financing for the Company's purchase of its new facility. The new building and financing will be completed in the second quarter of fiscal 2007.

7.       SEGMENT REPORTING

         The Company operates two reportable business segments: Electronic
Interface Solutions and Remote Monitoring Solutions. Electronic Interface
Solutions ("EIS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The Remote Monitoring Solutions ("RMS") segment designs, markets, and provides remote monitoring services. The following table presents business segment revenues, income (loss), and total assets for the three-month periods ended July 31, 2006 and 2005 (in thousands).

                                                           Three Months Ended July 31, 2006
                                      ---------------------------------------------------------------------------
                                         EIS          RMS        Unallocated       Eliminations         Total
                                      ----------    --------    --------------    ---------------    ------------
Sales:
  External customers                     $3,694        $168               $--               $ --          $3,862
  Intersegment                               99          --                --               (99)              --
                                      ----------    --------    --------------    ---------------    ------------
Total sales                              $3,793        $168               $--              $(99)          $3,862
                                      ==========    ========    ==============    ===============    ============

Segment income (loss) before               $585      $(150)            $(135)                 $6            $306
 income tax expense
                                      ==========    ========    ==============    ===============    ============

Total assets                            $10,014        $615            $4,896           $(5,048)         $10,477
                                      ==========    ========    ==============    ===============    ============

                                                           Three Months Ended July 31, 2005
                                       --------------------------------------------------------------------------
                                         EIS          RMS         Unallocated      Eliminations         Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $3,277         $203             $  --             $  --          $3,480
  Intersegment                              118           --                --             (118)              --
                                       ---------    ---------    --------------    --------------    ------------
Total sales                              $3,395         $203             $  --            $(118)          $3,480
                                       =========    =========    ==============    ==============    ============

Segment income (loss) before               $365       $(146)            $(100)              $(5)            $114
 income tax expense
                                       =========    =========    ==============    ==============    ============

Total assets                             $8,470         $169            $4,067          $(3,758)          $8,948
                                       =========    =========    ==============    ==============    ============

         The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                                        Three Months Ended
                                                             July 31,
                                                  -------------------------------
                                                          2006              2005
                                                  -------------    --------------
            Products and services:
              Electronic interface assemblies           $3,633            $3,199
              Remote monitoring solutions                  168               203
              Engineering services                          22                29
              Other                                         39                49
                                                  -------------    --------------
            Total sales                                 $3,862            $3,480
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

                                                                Three Months Ended
                                                                     July 31,
                                                           ------------------------------
                                                                  2006              2005
                                                           ------------     -------------
       Warranty reserve balance at beginning of period             $82               $59
       Expense accrued                                              19                26
       Warranty costs incurred                                    (14)              (15)
                                                           ------------     -------------
       Warranty reserve balance at end of period                   $87               $70
                                                           ============     =============

9.       SUBSEQUENT EVENT

         On September 5, 2006 the Company completed the purchase of its new headquarters and production facility that was built at 846 N. Mart-Way Court in
Olathe, Kansas in the K.C. Road Business Park. The Company entered into financing arrangements with its financial institution and the City of Olathe,
Kansas, which issued $5,000,000 of Industrial Revenue Bonds ("IRBs") for the
development of the project. The Company's financial institution has provided the long-term financing for the project by purchasing the IRBs. Total financing for the project is as follows (in thousands):

         Industrial  revenue bonds,  Series 2006A,  5-year adjustable  interest       $3,680
         rate based on the yield on 5-year United States Treasury  Notes,  plus
         .45% (5.50% as of September 5, 2006),   due in monthly  principal  and
         interest  payments  beginning  October  1, 2006  through  maturity  on
         September 1, 2026, secured by real estate.

         Industrial revenue bonds,  Series 2006B, fixed interest rate of 6.06%,          400
         due in monthly  principal and interest  payments  beginning October 1,
         2006 through maturity on September 1, 2009, secured by equipment.

         Industrial revenue bonds,  Series 2006C, fixed interest rate of 7.88%,          100
         due in monthly  principal and interest  payments  beginning October 1,
         2006 through maturity on September 1, 2009, secured by equipment.

         Industrial revenue bonds,  Series 2006D, fixed interest rate of 8.00%,          820
         due in semi-annual  interest  installments on March 1 and September 1, commencing on March 1, 2007 with principal due at maturity on March 1,
         2017.
                                                                                 -------------
         Total amount of financing                                                     $5,000
                                                                                 =============

         In addition to the financing of our new production and headquarters facility, and much of the new equipment located therein, the Company renewed and increased its operating line of credit to $3,000,000 on August 30, 2006. The line of credit is secured by accounts receivable and inventory and is available for working capital. The new line of credit expires on August 29, 2007 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at August 30, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of August 30, 2006, the Company was in compliance with all of the covenants under the line of credit.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

         We are a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. ("DCI") and NTG, Inc. ("NTG"). DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the medical, aerospace, communications, safety systems, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays ("LCDs"), light emitting diode ("LED") displays, and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring. NTG is an innovator of Internet-based, wireless remote monitoring using the existing cellular infrastructure. NTG's remote monitoring devices and its ScadaNET(TM) Network provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the Internet, email, and pager back-end networks. When combined with its Internet-based front end, NTG's customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

         On October 6, 2005, the Company announced that it had signed an agreement with Rose Construction Company, Inc. to build a new production and headquarters facility in Olathe, Kansas. This new facility is planned to contain both of our operating subsidiaries and will allow for increases in production capacity and efficiency. The building is located at 846 N. Mart-Way Court in
Olathe, Kansas in the K.C. Road Business Park, a short distance from our current facilities, and is approximately 60,100 sq ft in size. The Company worked with the City of Olathe, Kansas, and has been approved for both Industrial Revenue
Bonds and a tax abatement to develop the project. We believe that the facility will provide room for our projected growth and anticipate moving to the new facility in September 2006. We have planned the move of our operations to the new facility in order to minimize the interruption of production and business activity on our operations and financial position.

Results of Operations

Three Months Ended July 31, 2006 Compared With Three Months Ended July 31, 2005.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                   July 31, 2006                       July 31, 2005
                                                   -------------                       -------------
   Sales                                          $3,862            100.0%              $3,480         100.0%
   Cost of products sold                           2,548             66.0%               2,456          70.6%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                    1,314             34.0%               1,024          29.4%
   Selling, general and
     administrative expenses                         981             25.4%                 887          25.5%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                  333              8.6%                 137           3.9%
   Interest expense                                 (31)            (0.8%)                (24)         (0.7%)
   Other income, net                                   4              0.1%                   1           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income before income taxes                        306              7.9%                 114           3.3%
   Income tax expense                                137              3.2%                  --           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                       $169              4.7%                $114           3.3%
   Net income per share - basic                    $0.05                                 $0.04
                                         ================                      ================
   Net income per share - diluted                  $0.05                                 $0.03
                                         ================                      ================

         Sales for the three months ended July 31, 2006 were approximately
$3,862,000, an increase of $382,000 or 11.0% from $3,480,000 for the comparable period of fiscal 2006. Sales at DCI increased approximately $398,000, or 11.7%, from the prior year period. The increase was primarily the result of an increase in existing and new customer orders at DCI. We expect sales volumes at DCI to increase in the next few quarters as a result of scheduled shipments to customers currently recorded in our backlog. Sales volumes at NTG were $168,000, a decrease of $35,000, or 17.2%, from the first quarter of fiscal 2006. This decrease in sales at NTG was the result of fewer unit shipments during the period, slightly offset by an increase in recurring network messaging services revenue which grew by 43.9% over the comparable period. The decrease in the number of units sold during the current period was partially due to a substantial number of units shipped in July 2005 as a result of the introduction of a new product. Sales at NTG are expected to be slightly higher over the next few quarters. Thereafter, NTG sales are expected to show steady growth as new products are brought to the market and our increased marketing efforts are anticipated to show increases in backlog and product sales. Total consolidated backlog at July 31, 2006 was approximately $12,311,000, an increase of approximately $5,278,000, or 75.1%, from a total backlog of $7,033,000 on July
31, 2005 and an increase of $1,768,000 from a total backlog of $10,543,000 on
April 30, 2006. Backlog

represents purchase orders in place from our customers that are scheduled for shipment in future periods.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended July 31, 2006, was
34.0% of sales, or $1,314,000, compared to 29.4% of sales, or $1,024,000, for the three-month period ended July 31, 2005. DCI's gross margin was approximately
$1,256,000, or 33.1%, for the period as compared to approximately $979,000, or
28.8%, for the comparable period of the prior year. The increase in gross margin at DCI of $277,000 is primarily the result of product mix, increased sales volumes in each of DCI's product lines, especially sales increases in LCD
Production, LCD Resale and Hybrids, and improvements in productivity. Total gross margin at NTG was approximately $53,000, or 31.6%, for the three-month period ended July 31, 2006 as compared to approximately $51,000, or 25.1%, for the three-month period ended July 31, 2005. The increase in gross margin at NTG was due to lower costs of production of NTG's RMUvi product, which is manufactured at DCI, as well as overall lower indirect costs of goods sold during the period. We expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 32%.

         Selling, general and administrative ("SG&A") expenses increased
$94,000, or 10.6%, to $981,000 in the three-month period ended July 31, 2006 from $887,000 in the three-month period ended July 31, 2005. SG&A expenses were
25.4% of sales for the three-month period ended July 31, 2006 as compared to
25.5% of sales for the three-month period ended July 31, 2005. SG&A expenses at
DCI increased $56,000 from the prior year period as a result of increases in commissions due to higher sales and an increase in personnel and personnel-related expenses in the engineering and administration departments which was driven by our growth. NTG SG&A expenses increased $6,000 from the comparable prior year period as a result of increased marketing and travel expenses. Corporate expenses were also $31,000 higher than the prior year period in fiscal 2006 as a result of higher personnel-related costs including $11,000 for share-based compensation expenses as a result of the adoption of Statement of Financial Accounting Standards No. 123R. We anticipate that our SG&A expenses will grow slightly over the near term as a result of our continuing growth at
DCI and our efforts to invest in NTG marketing and sales and additional product development.

         Interest expense was $31,000 and $24,000 for the three-month periods ended July 31, 2006 and 2005, respectively. This increase of $7,000 was the direct result of interest expense and the amortization of loan fees from the one-year mortgage on our current land and building. As of July 31, 2006, there were no borrowings outstanding on the line of credit. We expect to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements and finance our capital investments.

         As a result of a change in our banking relationship made in conjunction with the long-term financing of our new building and a new operating line of credit, we retired the Industrial Revenue Bonds ("IRBs") on DCI's current facility and replaced them with a short-term one year

note payable. The bonds were retired on December 30, 2005 and we closed on a one-year note payable totaling approximately $1,480,000 with our new financial institution at that time. The one-year note payable is short-term financing that we will pay in full with the sale of our current land and building that is expected to close at the end of September 2006. The anticipated gain of approximately $300,000 from the sale of our current land and building will be used toward the down payment on the financing for our new facility. The remaining down payment will be generated from operating cash, our line of credit and a loan on our existing equipment which is available from the Company's financial institution.

         Income tax expense totaled $137,000 for the three-month period ended
July 31, 2006. The Company did not record any income tax expense for the three-month period ended July 31, 2005. During the fourth quarter of fiscal
2006, the Company reduced the deferred tax valuation allowance due to the utilization of the net operating loss carryforward in the fiscal years ended
2006 and 2005, the anticipated usage of the remaining net operating loss carryforwards based on the projected profitability of the Company and the reversal of other deferred tax assets. Prior to 2006, management recorded a 100%
valuation allowance offsetting this tax benefit due to uncertainty regarding the
Company's likelihood of realizing a material portion of the benefit. In view of the Company's recent profitability and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the
Company reduced the valuation allowance to zero and recorded its net deferred tax asset. On subsequent earnings, including the current three-month period ended July 31, 2006 the Company will record income tax expense at normal rates, estimated at 40% for federal and state taxes.

         As a result of the above factors, net income was $169,000 for the three-month period ended July 31, 2006 as compared to net income of $114,000 reported for the three-month period ended July 31, 2005.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $175,000 to $513,000 as of July 31,
2006 compared to $688,000 at April 30, 2006. This decrease was primarily the result of cash used for purchases of inventory and equipment during the period that were slightly offset by increases in accounts payable.

         Operating activities. Our consolidated working capital increased approximately $92,000 for the three-month period ended July 31, 2006 due to increasing levels of inventory which was slightly offset by increases in current liabilities. The increases in inventory and accounts payable are the result of increasing sales and bookings that have allowed our backlog to grow to over
$12,311,000. Operating cash receipts totaled approximately $3,900,000 and
$2,666,000 during the three-month periods ended July 31, 2006 and 2005, respectively. Total cash disbursements for operations which include purchases of inventory and operating expenses, were over $3,869,000 and $3,370,000 for the three-month periods ended July 31, 2006 and 2005, respectively. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

         Investing activities. Cash used in investing activities of $197,000 during the three-month period ended July 31, 2006 was $126,000 higher than the cash used during the three-month period ended July 31, 2005 which totaled
$71,000. Approximately $120,000 of the increase was the direct result of purchases of equipment that are intended to increase production capacity and improve productivity in our new production facility and as a result of the increase in sales and total backlog.

         Financing activities. Cash used in financing activities of approximately $9,000 for the three-month period ended July 31, 2006 was due to principal payments on the one-year note payable to the bank. For the three-month period ended July 31, 2005, there was a net increase in outstanding borrowings on our operating line of credit of $650,000 which was primarily utilized to finance the operations of DCI and NTG during the period. Total borrowings on the operating line of credit for the three-month period ended July 31, 2005 totaled
$1,480,000 while total payments on the operating line of credit for the three-month period ended July 31, 2005 totaled $830,000. There were no borrowings or payments made on the operating line of credit for the three-month period ended July 31, 2006.

         As a result of a change in the Company's banking relationship made in conjunction with the long-term financing of the new building and a new operating line of credit, the Company retired the IRBs on the current facility and replaced them with a short-term one year note payable. The bonds were retired on
December 30, 2005 and the Company closed on a one-year note payable totaling approximately $1,480,000 with its new financial institution at that time. The one-year note payable is short-term financing that will be paid in full with the sale of the Company's current land and building that is expected to close at the end of September 2006.

         The Company increased its operating line of credit to $3,000,000 on
August 30, 2006. The line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on August 29, 2007 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at August 30, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayment.

         The following table summarizes our contractual obligations as of July
31, 2006 (in thousands):

                                                               For the fiscal years ending April 30
                                        Total        2007         2008        2009        2010      Thereafter
                                      ----------    --------     --------    --------    -------    ------------
         Contractual obligations:
           Note payable to bank          $1,462      $1,462         $ --        $ --       $ --           $  --
           Operating leases                  11           9            2          --         --              --
           New building                   4,500       4,500           --          --         --              --
                                      ----------    --------     --------    --------    -------    ------------
         Total                           $5,973      $5,971          $ 2        $ --       $ --           $  --
                                      ==========    ========     ========    ========    =======    ============

          Other obligations:          Amount available at         Amount owed at
                                          July 31, 2006           July 31, 2006              Expiration
                                     -----------------------    -------------------    -----------------------
            Line of credit                       $2,000,000                $    --          December 29, 2006

         The Company announced on October 6, 2005 that we had signed an agreement with Rose Construction Company, Inc. to build our new production and headquarters facility in Olathe, Kansas. This new 60,100 sq ft facility will contain both of our operating subsidiaries and will allow for increases in production capacity and efficiency. The Company guaranteed the $4,500,000 construction loan, including accrued interest, between Rose Construction
Company, Inc. and our financial institution. The Company did not record a liability for this guarantee. On September 5, 2006, the Company completed its purchase of the new facility with long-term financing provided by our financial institution which purchased the IRBs for the project that were issued through the City of Olathe. The total amount of the bonds issued for property and equipment totaled $5,000,000. The Company also received a tax abatement to develop the project. Our current land and building has been sold and is under a contract that is expected to close at the end of September 2006 resulting in a gain of approximately $300,000. The anticipated proceeds from the sale of the current land and building will be used as a partial down payment on the long-term financing for the new facility. The remaining down payment was generated from operating cash, our renewed line of credit and a loan on the
Company's existing equipment which was provided by the Company's financial institution.

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

         Allowance for Doubtful Accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after 30 days. Interest is not charged on past due accounts for the majority of our customers.

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

Forward Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange
Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect,"
"anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, any interruptions in our business related to the move of our corporate headquarters and production facilities, an inability on the part of the Company to successfully market and grow NTG, Inc., the Company's dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the Company's existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers' products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and "Liquidity and
Capital Resources" as contained in Management's Discussion and Analysis or Plan of Operation of this report, as well as those included in other documents the
Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB, the annual report on
Form 10-KSB, and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The Company's management, with the participation of our Chief Executive Officer and Chief
Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), as of the end of the period covered by this report. Based on such evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management,

including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

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

                                    ELECSYS CORPORATION

September 8, 2006                   /s/ Karl B. Gemperli
-----------------------             --------------------------------------------
Date                                Karl B. Gemperli
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

September 8, 2006                   /s/ Todd A. Daniels
-----------------------             --------------------------------------------
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

