Form 10QSB
period 2006-10-31
ELECSYS CORP
filed 2006-12-11
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
for the period ended October 31, 2006.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

                                 (913) 647-0158
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).  Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,284,937 shares outstanding as of December 8, 2006.

Transitional Small Business Disclosure format (check one):  Yes (  )  No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended October 31, 2006

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months and six months ended October 31, 2006 and 2005 (Unaudited)   3

Condensed Consolidated Balance Sheets -
     October 31, 2006 (Unaudited) and April 30, 2006                           4

Condensed Consolidated Statements of Stockholders' Equity -
     Six months ended October 31, 2006 (Unaudited) and year ended
     April 30, 2006                                                            5

Condensed Consolidated Statements of Cash Flows -
     Six months ended October 31, 2006 and 2005 (Unaudited)                    6

Notes to Condensed Consolidated Financial Statements (Unaudited)               7

ITEM 2.  Management's Discussion and Analysis or Plan of Operation            18

ITEM 3.  Controls and Procedures                                              29

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    30

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          30

ITEM 3.  Defaults Upon Senior Securities                                      30

ITEM 4.  Submission of Matters to a Vote of Security Holders                  30

ITEM 5.  Other Information                                                    30

ITEM 6.  Exhibits                                                             30

Signatures                                                                    32

Exhibit Index                                                                 33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                       October 31,                     October 31,
                                                ---------------------------     ---------------------------
                                                    2006            2005            2006           2005
                                                ------------    -----------     -----------    ------------
   Sales                                             $5,596         $3,546          $9,458          $7,026
   Cost of products sold                              3,936          2,379           6,484           4,836
                                                ------------    -----------     -----------    ------------
   Gross margin                                       1,660          1,167           2,974           2,190

   Selling, general and administrative expenses       1,170            870           2,151           1,756
                                                ------------    -----------     -----------    ------------

   Operating income                                     490            297             823             434

   Financial income (expense):
     Interest expense                                  (89)           (41)           (120)            (65)
     Interest income                                      2              1               6               2
                                                ------------    -----------     -----------    ------------
                                                       (87)           (40)           (114)            (63)
                                                ------------    -----------     -----------    ------------

   Net income before income taxes                       403            257             709             371

   Income tax expense                                   162             --             299              --
                                                ------------    -----------     -----------    ------------

   Net income                                          $241           $257            $410            $371
                                                ============    ===========     ===========    ============

   Net income per share information:
     Basic                                            $0.07          $0.08           $0.13           $0.11
     Diluted                                          $0.07          $0.08           $0.12           $0.11

   Weighted average common shares outstanding:
     Basic                                            3,240          3,240           3,240           3,240
     Diluted                                          3,417          3,391           3,410           3,390

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                              October 31, 2006       April 30, 2006
                                                            -------------------     -----------------
                                                                (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                           $243                  $688
      Accounts receivable, less allowances of $155
        and $150, respectively                                           3,281                 1,906
      Inventories                                                        4,450                 3,383
      Prepaid expenses                                                     154                    71
      Deferred taxes                                                       651                   930
      Assets held for sale                                               1,411                    --
                                                            -------------------     -----------------
   Total current assets                                                 10,190                 6,978

   Property and equipment, at cost:
      Land                                                               1,378                   637
      Building and improvements                                          3,201                 1,114
      Equipment                                                          2,821                 2,487
                                                            -------------------     -----------------
                                                                         7,400                 4,238
      Accumulated depreciation                                         (1,592)               (1,768)
                                                            -------------------     -----------------
                                                                         5,808                 2,470

   Goodwill                                                                 63                    49
   Intangible assets, net                                                  285                   303
   Other assets, net                                                        85                    11
                                                            -------------------     -----------------
Total assets                                                           $16,431                $9,811
                                                            ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                  $2,998                $1,325
      Accrued expenses                                                     842                   826
      Notes payable to bank                                              1,811                 1,471
      Current maturities of long-term debt                                 263                    --
                                                            -------------------     -----------------
   Total current liabilities                                             5,914                 3,622

   Long-term debt, less current maturities                               3,893                    --
                                                            -------------------     -----------------

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                            --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,239,937                    32                    32
      Additional paid-in capital                                         8,951                 8,926
      Accumulated deficit                                              (2,359)               (2,769)
                                                            -------------------     -----------------
   Total stockholders' equity                                            6,624                 6,189
                                                            -------------------     -----------------
Total liabilities and stockholders' equity                             $16,431                $9,811
                                                            ===================     =================

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                             Common                         Additional                              Total
                                              Stock            Common         Paid-In        Accumulated        Stockholders'
                                          (# of shares)       Stock ($)       Capital          Deficit             Equity
                                          --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2005                         3,240              32           8,926            (4,436)               4,522
  Net income                                         --              --              --              1,667               1,667
                                          --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2006                         3,240              32           8,926            (2,769)               6,189
  Net income                                         --              --              --                410                 410
  Share-based compensation expense                   --              --              25                 --                  25
                                          --------------     -----------    ------------    ---------------    ----------------
Balance at October 31, 2006 (unaudited)           3,240             $32          $8,951           $(2,359)              $6,624
                                          ==============     ===========    ============    ===============    ================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                              Six months ended October 31,
                                                           ----------------------------------
                                                                2006               2005
                                                           ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                           $410                $371
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                    25                  --
   Depreciation                                                       210                 188
   Amortization                                                        18                  22
   Provision for doubtful accounts                                      6                  48
   Loss on disposal of assets                                           9                   2
   Deferred income taxes                                              279                  --
   Changes in operating assets and liabilities:
      Accounts receivable                                         (1,381)               (439)
      Inventories                                                 (1,067)               (606)
      Accounts payable                                              1,673                   8
      Accrued expenses                                                 16                  33
      Other, net                                                    (157)                   7
                                                           ---------------    ---------------
Net cash provided by (used in) operating activities                    41               (366)
                                                           ---------------    ---------------

Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment                        1                   6
Purchases of property and equipment                               (4,969)                (98)
Goodwill increase related to acquisition costs                       (14)                (22)
Costs incurred for intangible assets                                   --                 (3)
                                                           ---------------    ---------------
Net cash (used in) investing activities                           (4,982)               (117)
                                                           ---------------    ---------------

Cash Flows from Financing Activities:
Borrowings on long-term debt                                        4,180                  --
Principal payments on long-term debt                                 (24)               (100)
Borrowings on notes payable to bank                                 2,166               2,320
Principal payments on notes payable to bank                       (1,826)             (1,670)
                                                           ---------------    ---------------
Net cash provided by financing activities                           4,496                 550
                                                           ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                (445)                  67
Cash and cash equivalents at beginning of period                      688                 264
                                                           ---------------    ---------------
Cash and cash equivalents at end of period                           $243                $331
                                                           ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                              $89                 $49
Cash paid during the period for income taxes                           19                  --

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
Land and building transferred to assets held for sale              $1,411                 $--

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2006
                                   (Unaudited)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations
         Elecsys Corporation (the "Company") is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. ("DCI") and NTG, Inc.
("NTG"). DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the aerospace, medical, communications, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, with circuit boards and other electronic components. NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries that require remote monitoring.

Comprehensive Income
         The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

Recent Accounting Pronouncements
         In November 2004, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"),
Inventory Costs. SFAS 151 amends the guidance in ARB No. 43, Chapter 4,
Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The
Company adopted this statement effective May 1, 2006 and there was no impact on the Company's financial position or results of operations for the three-month and six-month periods ended October 31, 2006.

         Effective May 1, 2006, the Company adopted FASB issued Statement No.
154 ("SFAS No. 154"), Accounting Changes and Error Corrections. This new
standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No.
3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the statement requires that correction of errors in previously issued financial statements be termed a
"restatement." The adoption of this statement had no impact on the Company's financial statements for the three-month and six-month periods ended October 31,
2006.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN
48"), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of May 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48, but does not currently expect it to have a material adverse effect on our financial statements.

Shipping and Handling Costs
         Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales in the period that the product is shipped.

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

Revenue Recognition
         The Company derives revenue from the manufacture of electronic assemblies, liquid

crystal displays and remote monitoring equipment. We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units are billed to the customer and revenue is recognized after they are shipped and title has transferred to the customer. Remote monitoring services are billed and the revenue recognized at the end of the month after the services are completed. For customers that utilize the Company's engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed.

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

Warranty Reserve
         The Company has established a warranty reserve for rework, product warranties and customer refunds. The Company provides a limited warranty for a period of one year from the date the customer receives the product and standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management's best estimate of probable liability under the product warranties.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. and NTG, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended
October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

3.       INVENTORIES

         Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately
$270,000 and $248,000, for the periods ended October 31, 2006 and April 30,
2006, respectively, are summarized by major classification as follows (in thousands):

                                  October 31, 2006           April 30, 2006
                               ----------------------    ---------------------
          Raw material                        $2,443                   $2,169
          Work-in-process                      1,493                      582
          Finished goods                         514                      632
                               ----------------------    ---------------------
                                              $4,450                   $3,383
                               ======================    =====================

4.       STOCK OPTION PLAN

         At October 31, 2006, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be

granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.
Non-qualified options may be granted at prices determined appropriate by the
Board of Directors of the Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the
Company. As of October 31, 2006, options to purchase approximately 325,750 shares were outstanding of which 245,750 were vested and exercisable.

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

         The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month period ended October 31, 2006.
There were no options granted in the six-month period ended October 31, 2005.

                                                     Six Months
                                                        Ended
                                                   October 31, 2006
                                               ------------------------
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

         As a result of adopting SFAS 123R, the Company's income before taxes and net income for the six-month period ended October 31, 2006, were each approximately $25,000 lower than if the Company had continued to account for the share-based compensation under APB 25.

         We receive a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised if the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to the adoption of SFAS
123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. In accordance with SFAS 123R, we will revise our Consolidated Statement of Cash
Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the three-month and six-month periods ended October
31, 2006, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

         The following table illustrates the effect on net income and earnings per share if the Company had accounted for stock-based compensation in accordance with SFAS 123R for the three-month and six-month periods ended
October 31, 2005 (in thousands):

                                                                Three Months
                                                                    Ended               Six Months Ended
                                                              October 31, 2005          October 31, 2005
                                                            ---------------------     ---------------------
Net income, as reported                                                     $257                      $371
Add:  Stock-based compensation expense, as reported                           --                        --
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all options                     4                         8
                                                            ---------------------     ---------------------
Pro forma net income                                                        $253                      $363
                                                            =====================     =====================

Net income per share:
  Basic - as reported                                                      $0.08                     $0.11
  Basic - pro forma                                                        $0.08                     $0.11

  Diluted - as reported                                                    $0.08                     $0.11
  Diluted - pro forma                                                      $0.08                     $0.11

         At October 31, 2006, there was approximately $136,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.5 years.

         The following table represents stock option activity for the six-month period ended October 31, 2006:

                                                                                        Weighted-
                                                                      Weighted           Average
                                                     Number           -Average          Remaining
                                                       of             Exercise           Contract
                                                     Shares            Price               Life
                                                  ------------     -------------    -----------------
    Outstanding options at April 30, 2006             255,750             $1.41           5.19 Years
       Granted                                         70,000              3.66           9.62 Years
       Exercised                                           --                --
       Forfeited                                           --                --
                                                  ------------
    Outstanding options at October 31, 2006           325,750             $1.89           6.14 Years
                                                  ============     =============    =================

    Outstanding exercisable at October 31, 2006       245,750             $1.30           5.03 Years
                                                  ============     =============    =================

         Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 78,000 at
October 31, 2006. At October 31, 2006 the aggregate intrinsic value of shares outstanding was approximately $1,211,000, and the aggregate intrinsic value of options exercisable was approximately $1,058,000. There were no options exercised in the six-month period ended October 31, 2006.

         The following table summarizes the non-vested stock option activity for the six-month period ended October 31, 2006:

                                                                            Weighted-
                                                      Number                  Average
                                                        of                  Grant-Date
                                                      Shares                Fair Value
                                                 ----------------      ------------------
    Non-vested options at April 30, 2006                  10,000                   $2.18
       Granted                                            70,000                    2.02
       Vested                                                 --                      --
       Forfeited                                              --                      --
                                                 ----------------
    Non-vested options at October 31, 2006                80,000                   $2.04
                                                 ================      ==================

5.       NET INCOME PER SHARE

         The following table presents the calculation of basic and diluted income per share (in thousands):

                                                     Three Months Ended                Six Months Ended
                                                         October 31,                      October 31,
                                                -----------------------------     ----------------------------
                                                       2006             2005             2006            2005
                                                ------------    -------------     ------------    ------------
Numerator:
Net income                                             $241             $257             $410            $371

Denominator:
Weighted average common shares
  outstanding - basic                                 3,240            3,240            3,240           3,240
     Effect of dilutive options outstanding             177              151              170             150
                                                ------------    -------------     ------------    ------------
Weighted average common shares
  outstanding - diluted                               3,417            3,391            3,410           3,390
                                                ============    =============     ============    ============

         Options to purchase 80,000 shares of common stock were determined to be anti-dilutive and were not included in the computation of diluted net income per share for the three-month and six-month periods ended October 31, 2006.

6.       CREDIT AGREEMENTS AND COMMITTMENTS

         As of October 31, 2006, the Company has three credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, a one-year note payable secured by the Company's old Lenexa, Kansas, facility and land, and long-term financing for the Company's new production and headquarters facility in Olathe, Kansas.

         The Company renewed and increased its operating line of credit to
$3,000,000 on August 30, 2006. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements.
It is secured by accounts receivable and inventory and expires on August 29,
2007. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at October 31, 2006) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of October 31, 2006, the Company was in compliance with all of the covenants under the line of credit and there were
$358,000 in borrowings outstanding on the credit facility.

         The proceeds from the Company's short-term one-year note payable for approximately $1,480,000 were used to retire the Industrial Revenue Bonds
("IRBs") on the Company's Lenexa, Kansas facility. The one-year note payable is short-term financing on which the Company makes monthly principal and interest payments. It is secured by the Company's Lenexa, Kansas building and land and accrues interest at 6.85%. The agreement also contains certain financial performance covenants regarding the maintenance of debt to net worth and minimum net worth ratios that are monitored quarterly. As of October 31, 2006, the
Company was in compliance with all of the covenants. The balance of this note payable as of October 31, 2006 was approximately $1,453,000.

         On September 5, 2006, the Company completed the purchase of its new headquarters and production facility that was built at 846 N. Mart-Way Court in
Olathe, Kansas in the K.C. Road Business Park. The Company entered into financing arrangements with its financial institution and the City of Olathe,
Kansas, which approved the issuance of up to $5,000,000 of Industrial Revenue
Bonds ("IRBs") for the development of the project and new capital equipment. As part of the financing arrangement for the project, the City of Olathe holds the legal title to the facility and land which is leased to the Company by the City.
Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to the Company, or its assignee, for $100. Total financing for the facility and new equipment for the project is as follows (in thousands):

      Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus
      .45% (5.50% as of September 5, 2006), due in monthly principal and interest payments beginning October 1, 2006 through maturity on
      September 1, 2026, secured by real estate.                                   $3,680

      Industrial revenue bonds, Series 2006B, fixed interest rate of 6.06%, due in monthly principal and interest payments beginning October 1,
      2006 through maturity on September 1, 2009, secured by equipment.               400

      Industrial revenue bonds, Series 2006C, fixed interest rate of 7.88%, due in monthly principal and interest payments beginning October 1,
      2006 through maturity on September 1, 2009, secured by equipment.               100

      Industrial revenue bonds, Series 2006D, fixed interest rate of 8.00%, due in semi-annual interest installments on March 1 and September 1, commencing on March 1, 2007 with principal due at maturity on March 1,
      2017.                                                                           820

                                                                            -------------
      Total amount of financing                                                    $5,000
                                                                            =============

         The Company's financial institution purchased the Series A, B, and C bonds. The Company purchased the Series D bonds and will hold the bonds until maturity in order to benefit from the property tax abatement. As of October 31,
2006, approximately $4,156,000 of the Series A, B, and C bonds from the IRB financing were outstanding and are presented in the financial statements as current maturities and long-term debt.

7.       SEGMENT REPORTING

         The Company operates two reportable business segments: Electronic
Interface Solutions and Remote Monitoring Solutions. Electronic Interface
Solutions ("EIS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The EIS business segment is operated under the
Company's DCI, Inc. subsidiary. The Remote Monitoring Solutions ("RMS") segment designs, markets, and provides remote monitoring services and is operated as
NTG, Inc. The following table presents business segment revenues, income (loss), and total assets for the three-month and six-month periods ended October 31,
2006 and 2005 (in thousands).

                                                          Three Months Ended October 31, 2006
                                       --------------------------------------------------------------------------
                                         EIS          RMS         Unallocated       Eliminations        Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $5,413         $183             $  --              $ --          $5,596
  Intersegment                               93           --                --              (93)              --
                                       ---------    ---------    --------------    --------------    ------------
Total sales                              $5,506         $183             $  --             $(93)          $5,596
                                       =========    =========    ==============    ==============    ============

Segment income (loss) before
  income tax expense                       $658       $(126)            $(128)              $(1)            $403
                                       =========    =========    ==============    ==============    ============

                                                          Three Months Ended October 31, 2005
                                        -------------------------------------------------------------------------
                                          EIS         RMS        Unallocated        Eliminations        Total
                                        --------    --------    --------------    ---------------    ------------
Sales:
  External customers                     $3,261        $285               $--              $  --          $3,546
  Intersegment                              265          --                --              (265)              --
                                        --------    --------    --------------    ---------------    ------------
Total sales                              $3,526        $285               $--             $(265)          $3,546
                                        ========    ========    ==============    ===============    ============

Segment income (loss) before
  income tax expense                       $436       $(70)             $(88)              $(21)            $257
                                        ========    ========    ==============    ===============    ============

                                                           Six Months Ended October 31, 2006
                                       --------------------------------------------------------------------------
                                          EIS          RMS        Unallocated        Eliminations        Total
                                       ----------    --------    ---------------    --------------     ----------
Sales:
  External customers                      $9,107        $351              $  --             $  --         $9,458
  Intersegment                               192          --                 --             (192)             --
                                       ----------    --------    ---------------    --------------     ----------
Total sales                               $9,299        $351              $  --            $(192)         $9,458
                                       ==========    ========    ===============    ==============     ==========

Segment income (loss) before
  income tax expense                      $1,244      $(277)             $(263)                $5           $709
                                       ==========    ========    ===============    ==============     ==========

Total assets                             $16,450        $615             $4,504          $(5,138)        $16,431
                                       ==========    ========    ===============    ==============     ==========

                                                           Six Months Ended October 31, 2005
                                       --------------------------------------------------------------------------
                                         EIS          RMS        Unallocated        Eliminations        Total
                                       ---------    --------    ---------------    --------------    ------------
Sales:
  External customers                     $6,538        $488                $--             $  --          $7,026
  Intersegment                              383          --                 --             (383)              --
                                       ---------    --------    ---------------    --------------    ------------
Total sales                              $6,921         $--                $--            $(383)          $7,026
                                       =========    ========    ===============    ==============    ============

Segment income (loss) before
  income tax expense                       $801      $(215)             $(188)             $(27)            $371
                                       =========    ========    ===============    ==============    ============

Total assets                             $8,492         $86             $4,277          $(3,780)          $8,696
                                       =========    ========    ===============    ==============    ============

         The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                                              Three Months Ended                 Six Months Ended
                                                                 October 31,                        October 31,
                                                        -------------------------------     ----------------------------
                                                                 2006             2005             2006            2005
                                                        --------------    -------------     ------------    ------------
Products and services:
  Electronic interface assemblies                              $5,258           $3,203           $8,891          $6,400
  Remote monitoring solutions                                     183              284              351             488
  Engineering services                                             93               29              115              59
  Other                                                            62               30              101              79
                                                        --------------    -------------     ------------    ------------
Total sales                                                    $5,596           $3,546           $9,458          $7,026
                                                        ==============    =============     ============    ============

8.       WARRANTY

         The Company provides a limited warranty for a period of one year from the date a customer receives its products. The Company's standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The Company's product warranty liability reflects management's best estimate of probable liability under product warranties. Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence.

         The following table presents changes in the Company's warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

                                                                  Six Months Ended
                                                                     October 31,
                                                           --------------------------------
                                                                    2006              2005
                                                           --------------    --------------
      Warranty reserve balance at beginning of period                $82               $59
      Expense accrued                                                 36                47
      Warranty costs incurred                                       (33)              (24)
                                                           --------------    --------------
      Warranty reserve balance at end of period                      $85               $82
                                                           ==============    ==============

9.       SUBSEQUENT EVENTS

         On November 1, 2006 the Company completed the sale of its Lenexa facility to Rose Development Company. The net book value of these assets held for sale totaled approximately $1,411,000 and the sale resulted in a gain of approximately $350,000 which was used to pay down part of the debt financing that was incurred to purchase the new facility in Olathe, Kansas. The one-year note payable for approximately $1,453,000 that was secured by the Company's
Lenexa, Kansas facility was paid in full upon the close of this transaction.

         On November 15, 2006 the Company purchased approximately 74,000 square feet of land adjacent to its new facility in Olathe from Rose Development
Company. The property's purchase price of $359,000 was financed through the
Company's financial institution and provides room for flexibility of the current facility as well as future facility expansion and space for an additional building.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

         Elecsys Corporation is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. ("DCI") and NTG, Inc. ("NTG"). DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the aerospace, medical, communications, safety systems, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays ("LCDs"), light emitting diode displays ("LED"), and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG is an innovator of Internet-based, wireless remote monitoring using the existing cellular infrastructure. NTG's remote monitoring devices and its ScadaNET(TM) Network provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the internet and email back-end networks. When combined with its Internet-based front-end, NTG's customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

         On August 30, 2006, the Company renewed and increased its operating line of credit to $3,000,000. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements, is secured by accounts receivable and inventory, and expires on August 29, 2007.
The Company's borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at October 31, 2006)
and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of October 31, 2006, the Company was in compliance with all of the covenants under the line of credit and there were $358,000 in borrowings outstanding on the credit facility.

         On September 5, 2006, the Company completed the purchase of its new headquarters and production facility that was built at 846 N. Mart-Way Court in
Olathe, Kansas in the K.C. Road Business Park. The Company entered into financing arrangements with its financial institution and the City of Olathe,
Kansas, which approved the issuance of up to $5,000,000 of Industrial Revenue
Bonds ("IRBs") for the development of the project and new capital equipment. The
Company's financial institution provided the long-term financing for the project by purchasing the IRBs. Total financing for the facility and new equipment for the project totaled approximately $4,180,000 with monthly principal and interest payments beginning on October 1, 2006. The Company may borrow additional funds in the short-term to fund additional purchases of new equipment through the IRB financing.

         On November 1, 2006 the Company completed the sale of its Lenexa,
Kansas facility which resulted in a gain of approximately $350,000. The gain will be used to pay down part of the debt financing that was incurred to purchase the new facility in Olathe, Kansas. As a part of this transaction, the one-year note payable for $1,453,000 that was secured by the Company's Lenexa,
Kansas, building and land was paid in full.

Results of Operations

Three Months Ended October 31, 2006 Compared With Three Months Ended October 31, 2005.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                 October 31, 2006                     October 31, 2005
                                                 ----------------                     ----------------
   Sales                                         $5,596          100.0%                $3,546         100.0%
   Cost of products sold                          3,936           70.3%                 2,379          67.1%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   1,660           29.7%                 1,167          32.9%
   Selling, general and
     administrative expenses                      1,170           20.9%                   870          24.5%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 490            8.8%                   297           8.4%
   Interest expense                                (89)          (1.6%)                  (41)         (1.2%)
   Interest income                                    2            0.0%                     1           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income from operations
     before income taxes                            403            7.2%                   257           7.3%
   Income tax expense                               162            2.9%                    --           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                      $241            4.3%                  $257           7.3%
   Net income per share - basic                   $0.07                                 $0.08
                                         ================                      ================
   Net income per share - diluted                 $0.07                                 $0.08
                                         ================                      ================

         Sales for the three months ended October 31, 2006 were approximately
$5,596,000, an increase of $2,050,000, or 57.8%, from $3,546,000 for the comparable period of fiscal 2006. Sales at DCI increased approximately
$1,980,000, or 56.2%, from the prior year period. The increase was primarily the result of an increase in existing and new customer orders including a significant increase in sales to one of our newer customers to help them meet the requirements of a certain contract. We expect sales volumes at DCI to be higher in the next few quarters than in previous comparable periods. However, we anticipate sales in the next quarter will be lower than the sales volumes achieved in this last three-month period. This is a result of scheduled shipments to customers currently recorded in our backlog. Sales volumes at NTG were $183,000, a decrease of $102,000, or 35.8%, from the second quarter of fiscal 2006. The decrease in sales at NTG was the result of fewer unit shipments during the period, slightly offset by an increase in recurring network messaging services revenue which grew by 25.7% over the comparable period. The decrease in the number of units sold during the current period was partially due to a substantial number of units shipped in the second quarter of fiscal year 2006 as a result of the introduction of new products earlier in that fiscal year. Sales at NTG are expected to be higher over the next few quarters as compared to the current quarter. Thereafter, NTG sales

are expected to show steady growth as new products are brought to the market and our increased marketing efforts are anticipated to show increases in backlog and product sales. Total consolidated backlog at October 31, 2006 was approximately
$10,709,000, an increase of approximately $253,000, or 2.4%, from a total backlog of $10,456,000 on October 31, 2005 and a decrease of $1,602,000 from a total backlog of $12,311,000 on July 31, 2006. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended October 31, 2006, was
29.7% of sales, or $1,660,000, compared to 32.9% of sales, or $1,167,000, for the three-month period ended October 31, 2005. DCI's gross margin was approximately $1,590,000, or 28.9%, for the period as compared to approximately
$1,076,000, or 30.3%, for the comparable period of the prior year. The increase in gross margin at DCI of $493,000 is primarily the result of increased sales volumes in each of DCI's product lines. The decrease in the gross margin percentage is the result of the product mix within the product lines. Total gross margin at NTG was approximately $70,000, or 38.3%, for the three-month period ended October 31, 2006 as compared to approximately $91,000, or 31.9%, for the three-month period ended October 31, 2005. The increase in gross margin percentage at NTG was due to lower costs of production of NTG's products, which are manufactured at DCI, as well as overall lower indirect costs of goods sold during the period. We expect that consolidated gross margins over the next few quarters will continue at or near our historical margins of 27% - 32%.

         Selling, general and administrative ("SG&A") expenses increased
$300,000, or 34.5%, to $1,170,000 in the three-month period ended October 31,
2006 from $870,000 in the three-month period ended October 31, 2005. SG&A expenses were 20.9% of sales for the three-month period ended October 31, 2006 as compared to 24.5% of sales for the three-month period ended October 31, 2005.
SG&A expenses at DCI increased $229,000 from the prior year period as a result of a number of factors which included moving and relocation expenses of approximately $100,000, increases in commissions due to higher sales, and an increase in personnel and personnel-related expenses in the sales, engineering and administration departments due to our growth. NTG SG&A expenses increased
$36,000 from the comparable prior year period as a result of increased personnel costs, and marketing and travel expenses. Corporate expenses were also $36,000 higher than the prior year period in fiscal 2006 as a result of higher personnel-related costs including $14,000 for share-based compensation expenses as a result of the adoption of Statement of Financial Accounting Standards No.
123R as well as higher legal fees as a result of the two real estate transactions. We anticipate that our SG&A expenses will decrease slightly over the near term as the current three-month period contained one-time moving, relocation and legal expenses that are not expected to be recurring. We will be recognizing a gain on the sale of our Lenexa facility in the third quarter of approximately $350,000. We will continue to invest in the continuing growth of
DCI as well as intensify our investment in product development, marketing, and sales at NTG.

         Interest expense was $89,000 and $41,000 for the three-month periods ended October 31, 2006 and 2005, respectively. This increase of $48,000 was the direct result of interest expense and the amortization of loan fees from the one-year mortgage on our Lenexa facility as well as the additional interest expense and amortization of loan fees from the long-term debt on our new Olathe facility. As of October 31, 2006, there were $358,000 of borrowings outstanding on the line of credit. We expect to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements and finance our capital investments.

         Income from operations before income taxes totaled $403,000 for the three-month period ended October 31, 2006 as compared to $257,000 for the comparable period of the prior fiscal year. The increase in income from operations before income taxes of $146,000, or 56.8%, was reduced by income tax expense of $161,000 for the three-month period ended October 31, 2006. The
Company did not record any income tax expense for the three-month period ended
October 31, 2005. During the fourth quarter of fiscal 2006, the Company reduced the deferred tax valuation allowance due to the utilization of the net operating loss carryforward in the fiscal years ended 2006 and 2005, the anticipated usage of the remaining net operating loss carryforwards based on the projected profitability of the Company and the reversal of other deferred tax assets.
Prior to 2006, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company's likelihood of realizing a material portion of the benefit. In view of the Company's recent profitability and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance to zero and recorded its net deferred tax asset. On subsequent earnings, including the current three-month period ended October 31, 2006, the Company will record income tax expense at normal rates, estimated at 40% for federal and state taxes. The amount of income taxes actually paid for the three-month period was $5,000 which was based on the Company's prior year calculation of the amount due under the alternative minimum tax rules.

         As a result of the above factors, net income was $241,000 for the three-month period ended October 31, 2006 as compared to net income of $257,000 reported for the three-month period ended October 31, 2005.

Six Months Ended October 31, 2006 Compared With Six Months Ended October 31, 2005.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                   Six Months Ended
                                         ---------------------------------------------------------------------
                                                 October 31, 2006                     October 31, 2005
                                                 ----------------                     ----------------
   Sales                                         $9,458          100.0%                $7,026         100.0%
   Cost of products sold                          6,484           68.6%                 4,836          68.8%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   2,974           31.4%                 2,190          31.2%
   Selling, general and
     administrative expenses                      2,151           22.7%                 1,756          25.0%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 823            8.7%                   434           6.2%
   Interest expense                               (120)          (1.3%)                  (65)         (0.9%)
   Interest income                                    6            0.1%                     2           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income from operations
     before income taxes                            709            7.5%                   371           5.3%
   Income tax expense                               299            3.2%                    --           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                     $ 410            4.3%                  $371           5.3%
   Net income per share - basic                   $0.13                                 $0.11
                                         ================                      ================
   Net income per share - diluted                 $0.12                                 $0.11
                                         ================                      ================

         Sales for the six months ended October 31, 2006 were approximately
$9,458,000, an increase of $2,432,000, or 34.6%, from $7,026,000 for the comparable period of fiscal 2006. Sales at DCI increased approximately
$2,378,000, or 34.4%, from the prior year period. The increase was primarily the result of an increase in existing and new customer orders including a significant increase in sales to one of our newer customers to help them meet the requirements of a certain contract. Sales volumes at NTG were $351,000 for the six-month period ended October 31, 2006 which was a decrease of $137,000 from the six-month period ended October 31, 2005. The decrease in sales at NTG was the result of fewer unit shipments during the period, slightly offset by an increase in recurring network messaging services revenue which grew by 34.2%
over the comparable period. The decrease in the number of units sold during the current period was partially due to a substantial number of units shipped in the six-month period ended October 31, 2005 as a result of the introduction of new products. As a result of the timing of shipments from orders in our backlog, we expect DCI sales volumes for the third quarter to be slightly lower than the sales volumes achieved in the current period but higher than historical sales volumes in previous quarters. We continue to anticipate strong sales volumes at
DCI in the fourth quarter of the current fiscal year and expect continuing sales increases in the first quarter of fiscal 2008. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods. Sales at NTG are expected to grow over the next few quarters as new products continue to be marketed and additional marketplace applications for the products are explored.

         Gross margin for the six-month period ended October 31, 2006, was 31.4%
of sales, or $2,974,000, compared to 31.2% of sales, or $2,190,000, for the six-month period ended October 31, 2005. The increase in gross margin of approximately $784,000 and 0.2% is primarily the result of increased sales volumes at DCI in the electronic assembly, LCD resale and hybrids product lines as well as product mix within these product lines. DCI's gross margin was approximately $2,845,000, or 30.6%, for the period as compared to approximately
$2,049,000, or 31.3%, for the comparable period of the prior year. Total gross margin at NTG was approximately $124,000, or 35.3%, for the six-month period ended October 31, 2006 as compared to approximately $141,000, or 28.9%, for the six-month period ended October 31, 2005. The increase in gross margin percentage at NTG was due to lower costs of production of NTG's products, which are manufactured at DCI, as well as overall lower indirect costs of goods sold during the period. We continue to expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 32%.

         Selling, general and administrative ("SG&A") expenses increased
$395,000, or 22.5%, to $2,151,000 in the six-month period ended October 31, 2006 from $1,756,000 in the six-month period ended October 31, 2005. SG&A expenses were 22.7% of sales for the six-month period ended October 31, 2006 as compared to 25.0% of sales for the six-month period ended October 31, 2005. SG&A expenses at DCI increased $284,000 from the prior year period as a result of a number of factors which included moving and relocation expenses of approximately $100,000, increases in commissions due to higher sales, and an increase in personnel and personnel-related expenses in the sales, engineering and administration departments which was driven by our growth. NTG SG&A expenses increased $43,000 from the comparable prior year period as a result of increased personnel costs, and marketing and travel expenses. Corporate expenses were approximately $68,000 higher than the prior year period in fiscal 2006 as a result of higher personnel-related costs including $25,000 for share-based compensation expenses as a result of the adoption of Statement of Financial Accounting Standards No.
123R as well as higher legal fees as a result of the two real estate transactions. We anticipate that our SG&A expenses will decrease slightly over the near term as the current six-month period contained one-time moving, relocation and legal expenses that are not expected to be recurring. We also will be recognizing a gain on the sale of our Lenexa facility in the third quarter of approximately $350,000. We will continue to invest in the continuing growth at DCI as well as intensify our investment in product development, marketing, and sales at NTG.

         Interest expense was $120,000 and $65,000 for the six-month periods ended October 31, 2006 and 2005, respectively. This increase of $55,000 was the direct result of interest expense and the amortization of loan fees from the one-year mortgage on our Lenexa facility as well as the additional interest expense and amortization of loan fees on the long-term financing for our new
Olathe facility. As of October 31, 2006, there were $358,000 of borrowings outstanding on the line of credit.

         Income from operations before income taxes totaled $709,000 for the six-month period ended October 31, 2006 as compared to $371,000 for the six-month period ended October 31, 2005. The increase in income from operations before income taxes of $338,000, or 91.1%, was reduced by income tax expense of
$299,000 for the six-month period ended October 31, 2006. The Company did not record any income tax expense for the six-month period ended October 31, 2005.
During the fourth quarter of fiscal 2006, the Company reduced the deferred tax valuation allowance due to the utilization of the net operating loss carryforward in the fiscal years ended 2006 and 2005, the anticipated usage of the remaining net operating loss carryforwards based on the projected profitability of the Company and the reversal of other deferred tax assets.
Prior to 2006, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company's likelihood of realizing a material portion of the benefit. In view of the Company's recent profitability and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance to zero and recorded its net deferred tax asset. The amount of income taxes actually paid for the six-month period was approximately $19,000 which was based on the Company's prior year calculation of the amount due under the alternative minimum tax rules.

         Net income was $410,000 for the six-month period ended October 31, 2006 as compared to net income of $371,000 reported for the six-month period ended
October 31, 2005.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $445,000 to $243,000 as of October
31, 2006 compared to $688,000 at April 30, 2006. This decrease was the result of cash used in investing activities for the purchase of our new facility and new production equipment as well as for increases in accounts receivable and inventory which were partially offset by an increase in accounts payable and cash borrowed for the new facility and equipment as well as borrowings on our operating line of credit.

         Operating activities. Our consolidated working capital decreased approximately $491,000 for the six-month period ended October 31, 2006 due to increases in current liabilities associated with the current portion of the long-term debt financing of the new facility and equipment as well as the increasing levels of inventory tied to the increase in accounts payable and in the balance on the line of credit. The increases in current assets were primarily due to increases in accounts receivable and inventory that are a result of increased sales of $2,432,000, or 34.6%, from the prior year.
Operating cash receipts during the six-month period ended October 31, 2006 totaled over $8,082,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $8,020,000.
The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

         Investing activities. The $4,982,000 of cash used in investing activities during the six-month period ended October 31, 2005 was primarily the result of the purchase of a new facility

and production equipment for a total of $4,969,000. We anticipate that the new facility and equipment will allow the Company to increase production capacity and improve productivity.

         Financing activities. For the six-month period ended October 31, 2005, total borrowings on our operating line of credit were $2,166,000 which was primarily utilized to finance the operations of DCI and NTG. Payments on the operating line of credit during the six-month period ending October 31, 2006 were approximately $1,826,000 which resulted in an outstanding balance on the line of credit of $358,000 as of October 31, 2006. We also entered into new long-term financing arrangements with our financial institution and the City of
Olathe, Kansas,for the purchase of our new facility and additional production equipment. The City of Olathe, Kansas, issued Industrial Revenue Bonds for
$5,000,000 for the development of the project which were purchased by our financial institution. Our financial institution purchased the bonds and provided the long-term financing for the project which totaled approximately
$4,180,000 on the closing date. Monthly principal and interest payments on the facility and equipment financing began on October 1, 2006 and will continue for up to 20 years for the facility financing and 3 years for the equipment financing.

         On August 30, 2006 the Company increased its existing revolving line of credit to $3,000,000 that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on August 29, 2007 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25%
(8.5% at October 31, 2006) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We have utilized the line of credit for operating cash during the six-month period ended October 31, 2006 which has resulted in a balance of $358,000 on the line of credit.

         Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of our subsidiaries, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayments.

         The following table summarizes our contractual obligations as of
October 31, 2006 (in thousands):

                                               Remaining                  For the Fiscal Years Ending April 30
                                  Total       Fiscal Year       2008         2009        2010       2011       Thereafter
                                ---------    --------------    -------      -------    --------    -------    ------------
Contractual obligations:
  New building and
     equipment debt               $4,156              $130       $270         $288        $196       $128          $3,144
  Note payable to bank             1,453            $1,453         --           --          --         --              --
  Operating lease                      3                 1          2           --          --         --              --
                                ---------    --------------    -------      -------    --------    -------    ------------
Total                             $5,612            $1,584       $272         $288        $196       $128          $3,144
                                =========    ==============    =======      =======    ========    =======    ============

                                  Amount available at          Amount owed at
       Other obligations:           October 31, 2006          October 31, 2006            Expiration
                                 -----------------------     -------------------    -----------------------
         Line of credit                      $3,000,000                $358,000            August 29, 2007

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

                  Not Applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  On September 21, 2006, the Company held its annual meeting of stockholders during which Mr. Robert D. Taylor was reelected as a Class I director of the Company for a period of three years until the 2009 Annual Meeting of Stockholders. Shares voted for the election of Mr. Taylor were 3,154,623. There were no shares that were voted against his appointment, 3,300 shares were withheld, and 82,014 shares were not voted. Mr.
                  Karl B. Gemperli, a Class II director, and Mr. Stan Gegen, a
                  Class III director, will continue to serve as directors of the
                  Company until their elective terms end at the annual meeting of stockholders in 2007 and 2008, respectively.

ITEM 5.  Other Information

                  Not Applicable.

ITEM 6.  Exhibits

                    10.1 Trust Indenture dated September 1, 2006 between the
                    City of Olathe, Kansas, and UMB Bank, N.A., as Trustee.
                    10.2 Lease Agreement dated September 1, 2006 between the
                    City of Olathe, Kansas, and DCI Holdings FAE, LLC.
                    10.3 Guaranty Agreement dated September 1, 2006 among DCI,
                    Inc., Elecsys Corporation, and NTG, Inc., and UMB Bank,
                    N.A., as Trustee.
                    10.4 Bond Pledge Agreement dated September 1, 2006 between
                    DCI, Inc. and Bank Midwest N.A.
                    10.5 Business Loan Agreement (Asset Based) dated August 30,
                    2006 between Elecsys Corporation and Bank Midwest N.A.
                    10.6 Change in Terms Agreement dated August 30, 2006 between
                    Elecsys Corporation and Bank Midwest N.A.
                    10.7 Promissory Note dated November 15, 2006 between DCI,
                    Inc. and Bank Midwest N.A.
                    10.8 Commercial Guaranty dated November 15, 2006 between
                    DCI, Inc., Bank Midwest N.A. and Elecsys Corporation.
                    10.9 Commercial Guaranty dated November 15, 2006 between
                    DCI, Inc., Bank Midwest N.A. and NTG, Inc.
                    10.10 Mortgage dated November 15, 2006 between DCI, Inc. and
                    Bank Midwest N.A.
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
                    Financial Officer (Principal Financial and Accounting
                    Officer).

                  32.2 Section 1350 Certification of Vice President and Chief
                  Financial Officer (Principal Financial and Accounting
                  Officer).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECSYS CORPORATION

December 11, 2006                         /s/ Karl B. Gemperli
-----------------------                -------------------------------------
Date                                   Karl B. Gemperli
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

December 11, 2006                        /s/ Todd A. Daniels
-----------------------                -------------------------------------
Date                                   Todd A. Daniels
                                       Vice President and Chief Financial Officer
                                       (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Item                Description

10.1                Trust Indenture dated September 1, 2006 between the City of
                    Olathe, Kansas, and UMB Bank, N.A., as Trustee.

10.2                Lease Agreement dated September 1, 2006 between the City of
                    Olathe, Kansas, and DCI Holdings FAE, LLC.

10.3                Guaranty Agreement dated September 1, 2006 among DCI, Inc.,
                    Elecsys Corporation, and NTG, Inc., and UMB Bank, N.A., as
                    Trustee.

10.4                Bond Pledge Agreement dated September 1, 2006 between DCI,
                    Inc. and Bank Midwest N.A.

10.5                Business Loan Agreement (Asset Based) dated August 30, 2006 between Elecsys Corporation and Bank Midwest N.A.

10.6                Change in Terms Agreement dated August 30, 2006 between
                    Elecsys Corporation and Bank Midwest N.A.

10.7                Promissory Note dated November 15, 2006 between DCI, Inc.
                    and Bank Midwest N.A.

10.8                Commercial Guaranty dated November 15, 2006 between DCI,
                    Inc., Bank Midwest N.A. and Elecsys Corporation.

10.9                Commercial Guaranty dated November 15, 2006 between DCI,
                    Inc., Bank Midwest N.A. and NTG, Inc.

10.10               Mortgage dated November 15, 2006 between DCI, Inc. and Bank
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

