Form 10QSB
period 2007-01-31
ELECSYS CORP
filed 2007-03-12
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 for the period ended January 31, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,284,937 shares outstanding as of March 9, 2007.

Transitional Small Business Disclosure format (check one):  Yes ( )       No  (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended January 31, 2007

                                      INDEX
                                                                                Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months and nine months ended January 31, 2007 and 2006 (Unaudited)   3

Condensed Consolidated Balance Sheets -
     January 31, 2007 (Unaudited) and April 30, 2006                            4

Condensed Consolidated Statements of Stockholders' Equity -
     Nine months ended January 31, 2007 (Unaudited) and year ended April 30,
     2006                                                                       5

Condensed Consolidated Statements of Cash Flows -
     Nine months ended January 31, 2007 and 2006 (Unaudited)                    6

Notes to Condensed Consolidated Financial Statements (Unaudited)                7

ITEM 2.  Management's Discussion and Analysis or Plan of Operation              19

ITEM 3.  Controls and Procedures                                                31

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                      32

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds            32

ITEM 3.  Defaults Upon Senior Securities                                        32

ITEM 4.  Submission of Matters to a Vote of Security Holders                    32

ITEM 5.  Other Information                                                      32

ITEM 6.  Exhibits                                                               32

Signatures                                                                      33

Exhibit Index                                                                   34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 January 31,                     January 31,
                                                          ---------------------------     ---------------------------
                                                              2007            2006            2007           2006
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $5,173         $3,651         $14,631         $10,677
   Cost of products sold                                        3,725          2,468          10,209           7,304
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                 1,448          1,183           4,422           3,373

   Selling, general and administrative expenses                 1,151            906           3,302           2,662
                                                          ------------    -----------     -----------    ------------

   Operating income                                               297            277           1,120             711

   Financial income (expense):
     Interest expense                                           (104)           (43)           (224)           (108)
     Loss on debt retirement                                       --          (124)              --           (124)
     Gain on sale of Lenexa facility                              324             --             324              --
     Interest income                                                3              2               9               4
                                                          ------------    -----------     -----------    ------------
                                                                  223          (165)             109           (228)
                                                          ------------    -----------     -----------    ------------

   Net income before income taxes                                 520            112           1,229             483

   Income tax expense                                             210             12             509              12
                                                          ------------    -----------     -----------    ------------

   Net income                                                    $310           $100            $720            $471
                                                          ============    ===========     ===========    ============

   Net income per share information:
     Basic                                                      $0.10          $0.03           $0.22           $0.15
     Diluted                                                    $0.09          $0.03           $0.21           $0.14

   Weighted average common shares outstanding:
     Basic                                                      3,262          3,240           3,246           3,240
     Diluted                                                    3,410          3,399           3,387           3,393

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        January 31, 2007        April 30, 2006
                                                                      -------------------     -----------------
                                                                          (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                     $218                  $688
      Accounts receivable, less allowances of $160
        and $150, respectively                                                     2,763                 1,906
      Inventories                                                                  4,627                 3,383
      Prepaid expenses                                                               102                    71
      Deferred taxes                                                                 454                   930
                                                                      -------------------     -----------------
   Total current assets                                                            8,164                 6,978

   Property and equipment:
      Land                                                                         1,737                   637
      Building and improvements                                                    3,392                 1,114
      Equipment                                                                    2,913                 2,487
                                                                      -------------------     -----------------
                                                                                   8,042                 4,238
      Accumulated depreciation                                                   (1,694)               (1,768)
                                                                      -------------------     -----------------
                                                                                   6,348                 2,470

   Goodwill                                                                           73                    49
   Intangible assets, net                                                            365                   303
   Other assets, net                                                                  72                    11
                                                                      -------------------     -----------------
Total assets                                                                     $15,022                $9,811
                                                                      ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                            $1,559                $1,325
      Accrued expenses                                                               812                   826
      Notes payable to bank                                                        1,669                 1,471
      Current maturities of long-term debt                                           226                    --
                                                                      -------------------     -----------------
   Total current liabilities                                                       4,266                 3,622

   Long-term debt, less current maturities                                         3,757                    --
                                                                      -------------------     -----------------

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                      --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,284,937 and
         3,239,937 on January 31, 2007 and April 30, 2006,
         respectively                                                                 33                    32
      Additional paid-in capital                                                   9,015                 8,926
      Accumulated deficit                                                        (2,049)               (2,769)
                                                                      -------------------     -----------------
   Total stockholders' equity                                                      6,999                 6,189
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                       $15,022                $9,811
                                                                      ===================     =================
      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                              Common                          Additional                              Total
                                               Stock            Common         Paid-In         Accumulated        Stockholders'
                                           (# of shares)       Stock ($)       Capital           Deficit             Equity
                                           --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2005                          3,240              32           8,926            (4,436)               4,522
  Net income                                          --              --              --              1,667               1,667
                                           --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2006                          3,240              32           8,926            (2,769)               6,189
  Net income                                          --              --              --                720                 720
  Exercise of stock options                           45               1              50                 --                  51
  Share-based compensation expense                    --              --              39                 --                  39
                                           --------------     -----------    ------------    ---------------    ----------------
Balance at January 31, 2007 (unaudited)            3,285             $33          $9,015           $(2,049)              $6,999
                                           ==============     ===========    ============    ===============    ================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                        Nine months ended January 31,
                                                                      ----------------------------------
                                                                           2007               2006
                                                                      ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                                      $720                $471
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                               39                  --
   Depreciation                                                                  312                 267
   Amortization                                                                   28                  32
   Provision for doubtful accounts                                                29                  66
   (Gain) loss on disposal of assets                                           (339)                   1
   Deferred income taxes                                                         476                  --
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (886)               (432)
      Inventories                                                            (1,244)               (643)
      Accounts payable                                                           234                 149
      Accrued expenses                                                          (14)                (15)
      Other, net                                                                (92)                  --
                                                                      ---------------    ---------------
Net cash provided by (used in) operating activities                            (737)               (104)
                                                                      ---------------    ---------------

Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment                               1,764                   4
Purchases of property and equipment                                          (5,615)               (103)
Goodwill increase related to acquisition costs                                  (24)                (34)
Acquisition of intangible assets                                                (90)                  --
Costs incurred for intangible assets                                              --                 (3)
                                                                      ---------------    ---------------
Net cash (used in) investing activities                                      (3,965)               (136)
                                                                      ---------------    ---------------

Cash Flows from Financing Activities:
Proceeds from exercise of stock options                                           51                  --
Borrowings on long-term debt                                                   4,420                  --
Principal payments on long-term debt                                           (434)             (1,446)
Borrowings on notes payable to bank                                            5,423               5,131
Principal payments on notes payable to bank                                  (5,225)             (3,501)
                                                                      ---------------    ---------------
Net cash provided by financing activities                                      4,232                 184
                                                                      ---------------    ---------------
Net (decrease) in cash and cash equivalents                                    (470)                (56)
Cash and cash equivalents at beginning of period                                 688                 264
                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                      $218                $208
                                                                      ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                        $189                 $84
Cash paid during the period for income taxes                                      24                  --

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2007
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

Recent Accounting Pronouncements
         In November 2004, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"),
Inventory Costs. SFAS 151 amends the guidance in ARB No. 43, Chapter 4,
Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The
Company adopted this statement effective May 1, 2006 and there was no material impact on the Company's financial position or results of operations for the three-month and nine-month periods ended January 31, 2007.

         Effective May 1, 2006, the Company adopted FASB issued Statement No.
154 ("SFAS No. 154"), Accounting Changes and Error Corrections. This new
standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No.
3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in estimate (prospectively) affected by a change in accounting principle. Further, the statement requires that correction of errors in previously issued financial statements be termed a
"restatement." The adoption of this statement had no material impact on the
Company's financial statements for the three-month and nine-month periods ended
January 31, 2007.

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

Revenue Recognition
         The Company derives revenue from the manufacture and sales of electronic assemblies,

liquid crystal displays and remote monitoring equipment. We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units are billed to the customer and revenue is recognized after they are shipped and title has transferred to the customer. For customers that utilize the Company's engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed. Remote monitoring services are billed and the revenue recognized at the end of the month after the services are completed.

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

Warranty Reserve
         The Company has established a warranty reserve for rework, product warranties and customer refunds. The Company provides a limited warranty for a period of one year from the date the customer receives the product which requires the Company to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management's best estimate of probable liability under the product warranties.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. and NTG, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended
January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

3.       ACQUISITION OF INTANGIBLE ASSETS

         On December 19, 2006, the Company announced that its NTG subsidiary had acquired the product lines, technology, customer base and intellectual property of Advanced Monitoring & Control, Inc. ("AMCI") for approximately $90,000. The purchase price also included a pending patent application. The entire purchase price has been allocated on a preliminary basis to intangible assets pending a formal allocation of the purchase price. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications. The employees of AMCI became employees of NTG upon completion of the transaction.

4.       INVENTORIES

         Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value. Inventories, net of reserves of approximately $235,000 and $248,000, for the periods ended January 31, 2007 and
April 30, 2006, respectively, are summarized by major classification as follows
(in thousands):

                                  January 31, 2007           April 30, 2006
                               ----------------------    ---------------------
         Raw material                         $2,662                   $2,169
         Work-in-process                       1,444                      582
         Finished goods                          521                      632
                               ----------------------    ---------------------
                                              $4,627                   $3,383
                               ======================    =====================

5.       STOCK OPTION PLAN

         At January 31, 2007, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of
Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the
Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the Company. As of
January 31, 2007, options to purchase approximately 280,750 shares were outstanding, of which 204,084 were vested and exercisable.

          Prior to May 1, 2006, the Company accounted for its equity-based compensation plan under the recognition and measurement provision of APB Opinion
No. 25, Accounting for Stock Issued to Employees (APB 25), and related
Interpretations, as permitted by Statement of Financial Accounting Standards No.
123, Accounting for Stock-Based Compensation (SFAS 123). The Company did not
recognize the value of stock-based compensation issued to employees and directors in its Consolidated Statements of Operations prior to May 1, 2006, as all options granted under its equity-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004),
Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal year 2007 includes compensation costs for all share-based payments granted prior to May 1, 2006, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 30,
2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated to reflect the impact of adopting the new standard.

         The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the

nine-month period ended January 31, 2007. There were no options granted in the nine-month period ended January 31, 2006.

                                                    Nine Months Ended
                                                    January 31, 2007
                                                --------------------------
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

         As a result of adopting SFAS 123R, the Company's income before taxes and net income for the nine-month period ended January 31, 2007, were each approximately $39,000 lower than if the Company had continued to account for the share-based compensation under APB 25.

         We receive a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised if the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to the adoption of SFAS
123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. In accordance with SFAS 123R, we will revise our Consolidated Statement of Cash
Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the three-month and nine-month periods ended
January 31, 2007, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

         The following table illustrates the effect on net income and earnings per share if the Company had accounted for stock-based compensation in accordance with SFAS 123R for the three-month and nine-month periods ended
January 31, 2006 (in thousands):

                                                                   Three Months               Nine Months
                                                                      Ended                      Ended
                                                                 January 31, 2006          January 31, 2006
                                                               ---------------------     ---------------------
Net income, as reported                                                        $100                      $471
Add:  Stock-based compensation expense, as reported                              --                        --
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all options                        2                        10
                                                               ---------------------     ---------------------
Pro forma net income                                                            $98                      $461
                                                               =====================     =====================

Net income per share:
  Basic - as reported                                                         $0.03                     $0.15
  Basic - pro forma                                                           $0.03                     $0.14

  Diluted - as reported                                                       $0.03                     $0.14
  Diluted - pro forma                                                         $0.03                     $0.14

         At January 31, 2007, there was approximately $122,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.25 years.

         The following table represents stock option activity for the nine-month period ended January 31, 2007:

                                                                                              Weighted-
                                                                            Weighted           Average
                                                           Number           -Average          Remaining
                                                             of             Exercise           Contract
                                                           Shares             Price              Life
                                                        ------------     -------------    -----------------
    Outstanding options at April 30, 2006                   255,750             $1.41           4.94 Years
       Granted                                               70,000              3.66           9.33 Years
       Exercised                                           (45,000)              1.13                   --
       Forfeited                                                 --                --                   --
                                                        ------------     -------------    -----------------
    Outstanding options at January 31, 2007                 280,750             $2.01           5.97 Years
                                                        ============     =============    =================
    Outstanding exercisable at January 31, 2007             204,084             $1.38           4.94 Years
                                                        ============     =============    =================

         Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 78,000 at
January 31, 2007. At January 31, 2007 the aggregate intrinsic value of options outstanding was approximately $833,000, the aggregate intrinsic value of options exercisable was approximately $731,000, and the aggregate intrinsic value of options exercised during the period were $172,900.

         The following table summarizes the non-vested stock option activity for the nine-month period ended January 31, 2007:

                                                                             Weighted-
                                                       Number                 Average
                                                         of                 Grant-Date
                                                       Shares               Fair Value
                                                  ----------------      ------------------
    Non-vested options at April 30, 2006                   10,000                   $2.18
       Granted                                             70,000                    2.02
       Vested                                             (3,334)                    2.18
       Forfeited                                               --                      --
                                                  ----------------      ------------------
    Non-vested options at January 31, 2007                 76,666                   $2.03
                                                  ================      ==================

6.       NET INCOME PER SHARE

         The following table presents the calculation of basic and diluted income per share (in thousands):

                                                        Three Months Ended                 Nine Months Ended
                                                            January 31,                       January 31,
                                                   -----------------------------     ----------------------------
                                                       2007             2006             2007            2006
                                                   ------------    -------------     ------------    ------------
Numerator:
Net income                                                $310             $100             $720            $471

Denominator:
Weighted average common shares
  outstanding - basic                                    3,262            3,240            3,246           3,240
     Effect of dilutive options outstanding                148              159              141             153
                                                   ------------    -------------     ------------    ------------
Weighted average common shares
  outstanding - diluted                                  3,410            3,399            3,387           3,393
                                                   ============    =============     ============    ============

         Options to purchase 80,000 shares of common stock were determined to be anti-dilutive and were not included in the computation of diluted net income per share for the three-month and nine-month periods ended January 31, 2007.

7.       CREDIT AGREEMENTS AND COMMITTMENTS

         As of January 31, 2007, the Company had three credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, a long-term mortgage secured by approximately
74,000 square feet of land adjacent to the Company's new facility in Olathe,
Kansas, and long-term financing for the Company's new production and headquarters facility.

         The Company renewed and increased its operating line of credit to
$3,000,000 on August 30, 2006. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements.
It is secured by accounts receivable and inventory and expires on August 29,
2007. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at January 31, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of January 31, 2007, there were
$1,669,000 in borrowings outstanding on the credit facility.

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

     Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus
     .45% (5.50% as of January 31, 2007), due in monthly principal and interest payments beginning October 1, 2006 through maturity on
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
                                                                          =============

         The Company's financial institution purchased the Series A, B, and C bonds. The Company purchased the Series D bonds and will hold the bonds until maturity in order to benefit from the property tax abatement. As of January 31,
2007, approximately $3,746,000 of the Series A and B bonds from the IRB financing were outstanding and are presented in the financial statements as current maturities and long-term debt.

         On November 1, 2006 the Company completed the sale of its Lenexa facility. The net book value of these assets totaled approximately $1,411,000 and the sale resulted in a gain of approximately $350,000. The proceeds from the sale were used to repay the one-year note payable for approximately $1,453,000 that was secured by the Company's Lenexa, Kansas facility as well as to partially pay down the Industrial Revenue Bonds Series 2006B and the entire balance of the Series 2006C bonds that was incurred to purchase the new facility in Olathe, Kansas.

         On November 15, 2006, the Company purchased approximately 74,000 square feet of land adjacent to its new facility in Olathe. The property's purchase price of $359,000 was financed with operating cash and by borrowings from the
Company's financial institution. The Company executed a 10-year adjustable interest rate note for $240,000, which is payable in monthly installments and accrues interest at a variable rate based on the 5-year United States Treasury
Note, plus 3.25% (7.94% as of January 31, 2007). The purchase of this land provides for future facility expansion. As of January 31, 2007, approximately
$237,000 of the note was outstanding and presented in the financial statements as current maturities and long-term debt.

8.       SEGMENT REPORTING

         The Company operates two reportable business segments: Electronic
Interface Solutions and Remote Monitoring Solutions. Electronic Interface
Solutions ("EIS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The EIS business segment is operated under the
Company's DCI, Inc. subsidiary. The Remote Monitoring Solutions ("RMS") segment designs, markets, and provides remote monitoring services and is operated as
NTG, Inc. The following table presents business segment revenues, income (loss), and total assets for the three-month and nine-month periods ended January 31,
2007 and 2006 (in thousands).

                                                          Three Months Ended January 31, 2007
                                       --------------------------------------------------------------------------
                                          EIS          RMS        Unallocated       Eliminations        Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $4,906         $267             $  --              $ --          $5,173
  Intersegment                              105           --                --             (105)              --
                                       ---------    ---------    --------------    --------------    ------------
Total sales                              $5,011         $267             $  --            $(105)          $5,173
                                       =========    =========    ==============    ==============    ============

Segment income (loss) before
  income tax expense                       $799       $(160)            $(125)                $6            $520
                                       =========    =========    ==============    ==============    ============

                                                          Three Months Ended January 31, 2006
                                       --------------------------------------------------------------------------
                                          EIS          RMS        Unallocated       Eliminations        Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $3,344        $307               $--              $  --          $3,651
  Intersegment                              177          --                --              (177)              --
                                        --------    --------    --------------    ---------------    ------------
Total sales                              $3,521        $307               $--             $(177)          $3,651
                                        ========    ========    ==============    ===============    ============

Segment income (loss) before
  income tax expense                       $268       $(56)            $(104)                 $4            $112
                                        ========    ========    ==============    ===============    ============

                                                          Nine Months Ended January 31, 2007
                                       --------------------------------------------------------------------------
                                          EIS          RMS        Unallocated       Eliminations        Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $14,013        $618              $  --             $  --        $14,631
  Intersegment                               297          --                 --             (297)             --
                                       ----------    --------    ---------------    --------------     ----------
Total sales                              $14,310        $618              $  --            $(297)        $14,631
                                       ==========    ========    ===============    ==============     ==========

Segment income (loss) before
  income tax expense                      $2,042      $(437)             $(387)               $11         $1,229
                                       ==========    ========    ===============    ==============     ==========

Intangible assets                          $  --        $438              $  --             $  --           $438
                                       ==========    ========    ===============    ==============     ==========

Total assets                             $15,453        $786             $4,257          $(5,474)        $15,022
                                       ==========    ========    ===============    ==============     ==========

                                                          Nine Months Ended January 31, 2006
                                       --------------------------------------------------------------------------
                                          EIS          RMS        Unallocated       Eliminations        Total
                                       ---------    ---------    --------------    --------------    ------------
Sales:
  External customers                     $9,882        $795                $--             $  --         $10,677
  Intersegment                              560          --                 --             (560)              --
                                      ----------    --------    ---------------    --------------    ------------
Total sales                             $10,442        $795                $--            $(560)         $10,677
                                      ==========    ========    ===============    ==============    ============

Segment income (loss) before
  income tax expense                     $1,069      $(271)             $(292)             $(23)            $483
                                      ==========    ========    ===============    ==============    ============

Intangible assets                          $ --        $352               $ --              $ --            $352
                                      ==========    ========    ===============    ==============    ============

Total assets                             $8,447         $32             $3,821          $(3,776)          $8,524
                                      ==========    ========    ===============    ==============    ============

         The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                              Three Months Ended                 Nine Months Ended
                                                 January 31,                        January 31,
                                        -------------------------------     ----------------------------
                                             2007              2006             2007            2006
                                        --------------    -------------     ------------    ------------
Products and services:
  Electronic interface assemblies              $4,785           $3,258          $13,677          $9,658
  Remote monitoring solutions                     267              307              618             795
  Engineering services                             17               48              132             107
  Other                                           104               38              204             117
                                        --------------    -------------     ------------    ------------
Total sales                                    $5,173           $3,651          $14,631         $10,677
                                        ==============    =============     ============    ============

9.       WARRANTY

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

                                                                    Nine Months Ended
                                                                       January 31,
                                                             --------------------------------
                                                                  2007              2006
                                                             --------------    --------------
      Warranty reserve balance at beginning of period                  $82               $59
      Expense accrued                                                   46                47
      Warranty costs incurred                                         (40)              (37)
                                                             --------------    --------------
      Warranty reserve balance at end of period                        $88               $69
                                                             ==============    ==============

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

         Elecsys Corporation is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. ("DCI") and NTG, Inc. ("NTG"). DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the aerospace, medical, communications, safety systems, industrial product, and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays ("LCDs"), light emitting diode displays ("LED"), and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG is an innovator of Internet-based, wireless remote monitoring using the existing cellular infrastructure. NTG's remote monitoring devices and its ScadaNET networks provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the Internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the Internet and email back-end networks. When combined with its Internet-based front-end, NTG's customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

         On August 30, 2006, the Company renewed and increased its operating line of credit to $3,000,000. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements, is secured by accounts receivable and inventory, and expires on August 29, 2007.
The Company's borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at January 31, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of
January 31, 2007, there were $1,669,000 in borrowings outstanding on the credit facility.

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
Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to the Company, or its assignee, for $100. The
Company's financial institution purchased the Series A, B, and C bonds. The
Company purchased the Series D bonds and will hold the bonds until maturity in order to benefit

from the property tax abatement. As of January 31, 2007, approximately
$3,746,000 of the Series A and B bonds from the IRB financing were outstanding and are presented in the financial statements as current maturities and long-term debt.

         On November 1, 2006 the Company completed the sale of its Lenexa,
Kansas facility which resulted in a gain of approximately $324,000, net of selling expenses. The proceeds from this sale were used to repay the one-year note payable for $1,453,000 that was secured by the Company's Lenexa, Kansas, building and land, and was also used to partially pay down the Industrial
Revenue Bonds Series 2006B and the entire balance of the Series 2006C bonds that was incurred to purchase the new facility in Olathe, Kansas.

         On November 15, 2006, the Company purchased approximately 74,000 square feet of land adjacent to its new facility in Olathe. The property's purchase price of $359,000 was financed with operating cash and by borrowings from the
Company's financial institution. The Company executed a 10-year adjustable interest rate note for $240,000 is payable in monthly installments and accrues interest at a variable rate based on the 5-year United States Treasury Note, plus 3.25% (7.94% as of January 31, 2007). The purchase of this land provides for future facility expansion. As of January 31, 2007, approximately $237,000 of the note was outstanding and presented in the financial statements as current maturities and long-term debt.

         On December 19, 2006, the Company announced that its NTG subsidiary had acquired the product lines, technology, customer base and intellectual property of Advanced Monitoring & Control, Inc. ("AMCI") for approximately $90,000. The purchase price also included a pending patent application. The entire purchase price has been allocated on a preliminary basis to intangible assets pending a formal allocation of the purchase price. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications. The employees of AMCI became employees of NTG upon completion of the transaction.

Results of Operations

Three Months Ended January 31, 2007 Compared With Three Months Ended January 31, 2006.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                 January 31, 2007                     January 31, 2006
                                                 ----------------                     ----------------

   Sales                                         $5,173          100.0%                $3,651         100.0%

   Cost of products sold                          3,725           72.0%                 2,468          67.6%
                                          ---------------- -----------------    ---------------- --------------

   Gross margin                                   1,448           28.0%                 1,183          32.4%

   Selling, general and

     administrative expenses                      1,151           22.3%                   906          24.8%
                                          ---------------- -----------------    ---------------- --------------

   Operating income                                 297            5.7%                   277           7.6%

   Interest expense                               (104)          (2.0%)                  (43)         (1.2%)

   Loss on debt retirement                           --              --                 (124)         (3.4%)

   Gain on sale of Lenexa facility                  324            6.3%                    --             --

   Interest income                                    3            0.0%                     2           0.0%
                                          ---------------- -----------------    ---------------- --------------

   Income from operations

     before income taxes                            520           10.0%                   112           3.0%

   Income tax expense                               210            4.0%                    12           0.3%
                                          ---------------- -----------------    ---------------- --------------

   Net income                                      $310            6.0%                  $100           2.7%

   Net income per share - basic                   $0.10                                 $0.03
                                         ================                      ================

   Net income per share - diluted                 $0.09                                 $0.03
                                         ================                      ================

         Sales for the three months ended January 31, 2007 were approximately
$5,173,000, an increase of $1,522,000, or 41.7%, from $3,651,000 for the comparable period of fiscal 2006. Sales at DCI increased approximately
$1,490,000, or 42.3%, from the prior year period. The increase was primarily the result of an increase in existing and new customer orders in each of our product lines and included a significant increase in sales to one of our newer customers to help them meet the requirements of a single contract at the beginning of the quarter. Sales volumes at DCI this next quarter are expected to be similar to the sales volumes achieved in the current period as a result of the timing of shipments in our backlog. We also anticipate that sales over the next few quarters will be higher than in the comparable periods of prior respective fiscal years. Sales volumes at NTG were $267,000, a decrease of $40,000, or
13.0%, from the third quarter of fiscal 2006. The decrease in sales at NTG was the result of fewer unit shipments during the period, slightly offset by an increase in recurring network messaging services revenue which grew by 99.6%
over the comparable period. The increase in network messaging services revenue was due to the overall increase in the number of revenue generating units out in the field. The decrease in the number of units sold during the current period was partially due to a higher number of units shipped in the third quarter of fiscal year 2006 as a result of the introduction of products earlier in that fiscal year. Sales at NTG are expected to be higher over the next few quarters as compared to the current quarter as sales are expected to show steady growth as new satellite-based and digital-based products are brought to the market.

         Total consolidated backlog at January 31, 2007 was approximately
$9,809,000, a decrease of approximately $1,002,000, or 9.3%, from a total backlog of $10,811,000 on January 31, 2006 and a decrease of $900,000 from a total backlog of $10,709,000 on October 31, 2006. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods.

         Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended January 31, 2007, was
28.0% of sales, or $1,448,000, compared to 32.4% of sales, or $1,183,000, for the three-month period ended January 31, 2006. DCI's gross margin was approximately $1,351,000, or 27.0%, for the period as compared to approximately
$1,089,000, or 30.9%, for the comparable period of the prior year. The increase in gross margin at DCI of $262,000 is primarily the result of increased sales volumes in each of DCI's product lines. The decrease in the gross margin percentage is the result of the product mix within the product lines. Total gross margin at NTG was approximately $91,000, or 34.1%, for the three-month period ended January 31, 2007 as compared to approximately $90,000, or 29.4%, for the three-month period ended January 31, 2006. The increase in gross margin percentage at NTG was due to lower costs of production of NTG's products, which are manufactured at DCI, as well as overall lower indirect costs of goods sold during the period. We expect that consolidated gross margins over the next few quarters will continue at or near our historical margins of 27% - 32%.

         Selling, general and administrative ("SG&A") expenses increased by
$245,000, or 27.0%, to $1,151,000 in the three-month period ended January 31,
2007 from $906,000 in the three-month period ended January 31, 2006. SG&A expenses were 22.3% of sales for the three-month period ended January 31, 2007 as compared to 24.8% of sales for the three-month period ended January 31, 2006.
SG&A expenses at DCI increased approximately $124,000 from the prior year period primarily as a result of moving and relocation expenses of approximately
$100,000, increases in commissions due to higher sales, and an increase in personnel and personnel-related expenses in the sales, engineering and administration departments which was due to our growth. NTG's SG&A expenses increased $105,000 from the comparable prior year period as a result of increased personnel costs which are directly related to the new employees from the acquisition of products, technology and customers from AMCI, as well as increases in marketing and travel expenses. Corporate expenses were also $16,000 higher than the prior year period in fiscal 2006 primarily due to the recognition of share-based compensation expense of $14,000 for the period which is the result of the adoption of Statement of Financial Accounting Standards

No. 123R at the beginning of the fiscal year. We anticipate that our SG&A expenses will increase slightly over the near term as a result of higher personnel costs related to increases in the sales and engineering staff to accommodate our growth at DCI. We will continue to invest in the continuing growth of DCI as well as intensify our investment in product development, marketing, and sales at NTG.

         The Company recorded a gain on the sale of its Lenexa facility of approximately $324,000, net of selling expenses, for the three-month period ended January 31, 2007. During the comparable period of the prior year, the
Company recorded a loss on debt retirement of approximately $124,000 that was the result of the retirement of Industrial Revenue Bonds on our Lenexa facility that was replaced with a short-term one-year note payable. This note was paid in full upon the sale of the Lenexa facility.

         Interest expense was $104,000 and $43,000 for the three-month periods ended January 31, 2007 and 2006, respectively. The increase of $61,000 was the direct result of increases in borrowings on the line of credit during the three-month period as well as the interest expense and amortization of loan fees related to the new Industrial Revenue Bonds that were used to finance the
Company's new production and headquarters facility. As of January 31, 2007, there were $1,669,000 of borrowings outstanding on the line of credit. We expect to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements and finance our capital investments.

         Income from operations before income taxes totaled $520,000 for the three-month period ended January 31, 2007 as compared to $112,000 for the comparable period of the prior fiscal year. The increase in income from operations before income taxes of $408,000 was reduced by income tax expense of
$210,000 for the three-month period ended January 31, 2007. The Company recorded income tax expense of $12,000 for the three-month period ended January 31, 2006 as a result of the calculation of alternative minimum tax due from the completion of the Company's 2005 tax return. During the fourth quarter of fiscal
2006, the Company reduced the deferred tax valuation allowance due to the utilization of the net operating loss carryforward in the fiscal years ended
2006 and 2005, the anticipated usage of the remaining net operating loss carryforwards based on the projected profitability of the Company and the reversal of other deferred tax assets. Prior to 2006, management recorded a 100%
valuation allowance offsetting this tax benefit due to uncertainty regarding the
Company's likelihood of realizing a material portion of the benefit. In view of the Company's profitability and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance to zero and recorded its net deferred tax asset. On subsequent earnings, including the current three-month period ended January 31,
2007, the Company will record income tax expense at normal rates, estimated at
39% for federal and state taxes. The amount of income taxes actually paid for the three-month period was $5,000 which was based on the Company's prior year calculation of the amount due under the alternative minimum tax rules.

         As a result of the above factors, net income was $310,000 for the three-month period ended January 31, 2007 as compared to net income of $100,000 reported for the three-month period ended January 31, 2006.

Nine Months Ended January 31, 2007 Compared With Nine Months Ended January 31, 2006.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Nine Months Ended
                                         ---------------------------------------------------------------------
                                                    January 31, 2007                     January 31, 2006
                                                    ----------------                     ----------------

   Sales                                        $14,631          100.0%               $10,677         100.0%

   Cost of products sold                         10,209           69.8%                 7,304          68.4%
                                         ----------------------------------    -------------------------------

   Gross margin                                   4,422           30.2%                 3,373          31.6%

   Selling, general and

     administrative expenses                      3,302           22.6%                 2,662          24.9%
                                         ----------------------------------    -------------------------------

   Operating income                               1,120            7.6%                   711           6.7%

   Interest expense                               (224)          (1.5%)                 (108)         (1.0%)

   Loss on debt retirement                           --              --                 (124)         (1.2%)

   Gain on sale of Lenexa facility                  324            2.2%                    --             --

   Interest income                                    9            0.1%                     4           0.0%
                                         ----------------------------------    -------------------------------

   Income from operations

     before income taxes                          1,229            8.4%                   483           4.5%

   Income tax expense                               509            3.5%                    12           0.1%
                                         ----------------------------------    -------------------------------

   Net income                                      $720            4.9%                  $471           4.4%

   Net income per share - basic                   $0.22                                 $0.15
                                         ================                      ================

   Net income per share - diluted                 $0.21                                 $0.14
                                         ================                      ================

         Sales for the nine months ended January 31, 2007 were approximately
$14,631,000, an increase of $3,954,000, or 37.0%, from $10,677,000 for the comparable period of fiscal 2006. Sales at DCI increased approximately
$3,868,000, or 37.0%, from the prior year period. The increase was primarily the result of an increase in existing and new customer orders including a significant increase in sales to one of our newer customers to help them meet the requirements of a single contract during the second quarter. As a result of the timing of shipments from orders in our backlog, we expect DCI sales volumes for the fourth quarter to be similar to the sales volumes achieved in the current period and higher than historical fourth quarter sales volumes. We also continue to anticipate strong sales volumes at DCI in the first quarter of fiscal year 2008 and expect sales increases to continue after that for the remainder of fiscal 2008. Sales volumes at NTG were $618,000 for the nine-month period ended January 31, 2007 which was a decrease

of $177,000 from the nine-month period ended January 31, 2006. The decrease in sales at NTG was the result of fewer unit shipments during the period, slightly offset by an increase in recurring network messaging services revenue which grew by 58.3% over the comparable period. The decrease in the number of units sold during the current period was partially due to a substantial number of units shipped in the nine-month period ended January 31, 2006 as a result of the introduction of new products. Sales at NTG are expected to grow over the next few quarters as new products continue to be marketed and additional marketplace applications for the products are explored.

         Gross margin for the nine-month period ended January 31, 2007, was
30.2% of sales, or $4,422,000, compared to 31.6% of sales, or $3,373,000, for the nine-month period ended January 31, 2006. The increase in gross margin of approximately $1,049,000 is primarily the result of increased sales volumes at
DCI in all of the main product lines. The majority of the increase in gross margin dollars occurred in the electronic assembly, LCD resale and hybrids product lines. Both the hybrids and LCD product lines experienced an increase in gross margin dollars and percentage as a result of an increase in sales volumes and product mix. DCI's gross margin was approximately $4,197,000, or 29.3%, for the period as compared to approximately $3,165,000, or 30.3%, for the comparable period of the prior year. Total gross margin at NTG was approximately $214,000, or 34.7%, for the nine-month period ended January 31, 2007 as compared to approximately $232,000, or 29.2%, for the nine-month period ended January 31,
2006. The increase in gross margin percentage at NTG was due to lower costs of production of NTG's products, which are manufactured at DCI, as well as overall lower indirect costs of goods sold during the period. We continue to expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 32%.

         Selling, general and administrative ("SG&A") expenses increased
$640,000, or 24.0%, to $3,302,000 in the nine-month period ended January 31,
2007 from $2,662,000 in the nine-month period ended January 31, 2006. SG&A expenses were 22.6% of sales for the nine-month period ended January 31, 2007 as compared to 24.9% of sales for the nine-month period ended January 31, 2006.
SG&A expenses at DCI increased approximately $408,000 from the prior nine-month period due to a number of factors which included moving and relocation expenses of approximately $100,000, increases in commissions to independent sales representatives of $64,000 due to higher sales, increases in support engineering and related customer support expenses, and an increase in personnel and personnel-related expenses in the sales, engineering and administration departments which was driven by our growth. NTG SG&A expenses increased $148,000 from the comparable nine-month period of the prior year as a result of increased personnel costs which are directly related to the new employees from the acquisition of AMCI products, technology and customers, as well as increases in marketing and travel expenses. Corporate expenses were approximately $83,000 higher than the prior year period in fiscal 2006 as a result of higher personnel-related costs including $39,000 for share-based compensation expenses as a result of the adoption of Statement of Financial Accounting Standards No.
123R as well as higher legal fees as a result of the two real estate transactions. We anticipate that our SG&A expenses will increase over the near term as the result of higher personnel costs related to increases in the sales and engineering staff to accommodate our growth

at DCI and the increase in personnel at NTG. We will continue to invest in the continuing growth at DCI as well as intensify our investment in product development, marketing, and sales at NTG.

         The Company recorded a gain on the sale of its Lenexa facility of approximately $324,000, net of selling expenses, for the nine-month period ended
January 31, 2007. During the comparable period of the prior year, the Company recorded a loss on debt retirement of approximately $124,000 that was the result of the retirement of Industrial Revenue Bonds on our Lenexa facility that was replaced with a short-term one-year note payable. This note was paid in full upon the sale of the Lenexa facility.

         Interest expense was $224,000 and $108,000 for the nine-month periods ended January 31, 2007 and 2006, respectively. This increase of $116,000 was the direct result of interest expense and the amortization of loan fees from the new
Industrial Revenue Bonds that were used to finance our new Olathe facility as well as an increase in borrowings on the operating line of credit. As of January
31, 2007, there were $1,669,000 of borrowings outstanding on the line of credit.

         Income from operations before income taxes totaled $1,229,000 for the nine-month period ended January 31, 2007 as compared to $483,000 for the nine-month period ended January 31, 2006. The increase in income from operations before income taxes of $746,000, or 154.5%, was reduced by income tax expense of
$509,000 for the nine-month period ended January 31, 2007. The Company recorded only $12,000 of income tax expense for the nine-month period ended January 31,
2006 as a result of the computation of alternative minimum tax from the
Company's fiscal 2005 tax return. During the fourth quarter of fiscal 2006, the
Company reduced the deferred tax valuation allowance due to the utilization of the net operating loss carryforward in the fiscal years ended 2006 and 2005, the anticipated usage of the remaining net operating loss carryforwards based on the projected profitability of the Company and the reversal of other deferred tax assets. Prior to 2006, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company's likelihood of realizing a material portion of the benefit. In view of the Company's profitability and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance to zero and recorded its net deferred tax asset. The amount of income taxes actually paid for the nine-month period was approximately
$24,000 which was based on the Company's prior year calculation of the amount due under the alternative minimum tax rules.

         Net income was $720,000 for the nine-month period ended January 31,
2007 as compared to net income of $471,000 reported for the nine-month period ended January 31, 2006.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $470,000 to $218,000 as of January
31, 2007

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

         Operating activities. Our consolidated working capital increased approximately $542,000 for the nine-month period ended January 31, 2007 due to increases in current assets, primarily accounts receivable and inventory, associated with increases in sales of $3,868,000, or 37.0% from the prior year.
Current liabilities grew at a slower pace and were associated with the increase in the current portion of the long-term debt financing of the new facility and equipment as well as the increase in accounts payable and in the balance on the line of credit. Operating cash receipts during the nine-month period ended
January 31, 2007 totaled over $13,774,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $14,511,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

         Investing activities. The $3,965,000 of cash used in investing activities during the nine-month period ended January 31, 2007 was primarily the result of the purchase of a new facility and production equipment for a total of
$5,165,000 that was partially offset by the sale of our Lenexa facility for
$1,764,000. We anticipate that the new facility and equipment will allow the
Company to increase production capacity and improve productivity.

         Financing activities. For the nine-month period ended January 31, 2007, total borrowings on our operating line of credit were $5,423,000 which was primarily utilized to finance the operations of DCI and NTG. Payments on the operating line of credit and note payable during the nine-month period ending
January 31, 2007 were approximately $5,225,000 which resulted in an outstanding balance on the line of credit of $1,669,000 as of January 31, 2007. We also entered into new long-term financing arrangements with our financial institution and the City of Olathe, Kansas, for the purchase of our new facility and additional production equipment. The City of Olathe, Kansas, issued Industrial
Revenue Bonds for $5,000,000 for the development of the project which were purchased in substantial part by our financial institution. Our financial institution purchased the Series 2006A, 2006B and 2006C bonds and provided the long-term financing for the project which totaled approximately $4,180,000 on the closing date. The Company purchased the remaining bonds (Series 2006D) and will hold them until maturity in order to benefit from the property tax abatement. Monthly principal and interest payments on the facility and equipment financing began on October 1, 2006 and will continue for up to 20 years for the facility financing and 3 years for the equipment financing. The Company also completed the sale of its Lenexa facility and land. The proceeds of the sale were used to repay the one-year note of approximately $1,453,000 as well as partially repay the Series 2006B and the entire Series 2006C bonds that were incurred to purchase the new facility. In addition to the Industrial Revenue
Bonds, the Company also purchased approximately 74,000 square feet of land adjacent to its new facility in Olathe for $359,000. The property was financed with operating cash and by borrowings from the Company's financial institution.
The Company executed a 10-

year adjustable interest rate note for $240,000 is payable in monthly installments and accrues interest at a variable rate based on the 5-year United
States Treasury Note, plus 3.25% (7.94% as of January 31, 2007). The purchase of this land provides for future facility expansion.

         On August 30, 2006 the Company increased its existing revolving line of credit to $3,000,000 that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on August 29, 2007 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25%
(8.5% at January 31, 2007) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We have utilized the line of credit for operating cash during the nine-month period ended January 31, 2007 which resulted in a balance at that date of $1,669,000 on the line of credit.
For the nine month period ended January 31, 2007, the Company made cash payments for interest of approximately $189,000.

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

         The following table summarizes our contractual obligations as of
January 31, 2007 (in thousands):

                                               Remaining                    For the Fiscal Years Ending April 30
                                  Total       Fiscal Year        2008         2009       2010        2011      Thereafter
                                ---------    --------------    -------      -------    --------    -------    ------------
Contractual obligations:
  New building and
     equipment debt               $3,746               $62       $175         $115        $121       $128          $3,145
  Land note                          237                 4         17           18          20         21             157
  Interest payments                2,376                54        212          202         195        186           1,527
  Operating lease                      3                 1          2           --          --         --              --
                                ---------    --------------    -------      -------    --------    -------    ------------
Total                             $6,362              $121       $406         $335        $336       $335          $4,829
                                =========    ==============    =======      =======    ========    =======    ============

                                  Amount available at          Amount owed at
       Other obligations:           January 31, 2007          January 31, 2007            Expiration
                                 -----------------------     -------------------    -----------------------
         Line of credit                $3,000,000                $1,669,000            August 29, 2007

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

         Revenue Recognition. We derive revenue from the manufacture and sale of electronic assemblies, liquid crystal displays and remote monitoring equipment.
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

         Warranty Reserve. We have established a warranty reserve for rework, product warranties and customer refunds. We provide a limited warranty for a period of one year from the date of receipt of our products by our customers which requires us to repair or replace defective products at no cost to the customer or refund the customer's purchase price. The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues. The product warranty liability reflects management's best estimate of probable liability under our product warranties.

Forward Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange
Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect,"
"anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow NTG, Inc., the Company's dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the
Company's existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers'
products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations"
and "Liquidity and Capital Resources" as contained in Management's Discussion and Analysis or Plan of Operation of this report, as well as those included in other documents the Company files from time to time with the Securities and
Exchange Commission, including the Company's quarterly reports on Form 10-QSB, the annual report on Form 10-KSB, and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors

and conditions that may affect future results. The reader is cautioned that the
Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

                                       ELECSYS CORPORATION

March 12, 2007                            /s/ Karl B. Gemperli
--------------------                   -----------------------------------------
Date                                      Karl B. Gemperli
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

March 12, 2006                            /s/ Todd A. Daniels
--------------------                  ------------------------------------------
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

