Form 10KSB
period 2007-04-30
ELECSYS CORP
filed 2007-07-16
CIK 914398

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal year ended April 30, 2007

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

                     846 N. Mart-Way Court Olathe, KS 66061
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number (913)647-0158

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $.01 par value              American Stock Exchange
               (Title of class)                       (Name of Exchange)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ].

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

     State issuer's revenues for its most recent fiscal year. $19,809,033

     State the aggregate market value of the voting stock held by non-affiliates of the issuer on July 2, 2007, based upon the average bid and ask prices for such stock on that date was $20,165,179. The number of shares of Common Stock of the issuer outstanding as of July 2, 2007 was 3,284,937.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information contained in Items 9, 10, 11, 12, and 14 of Part III of this Form 10-KSB have been incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange
Commission within 120 days after the close of the fiscal year ended April 30,
2007.

     Transitional Small Business Disclosure Form (Check One): Yes ( ) No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-KSB
                            Year Ended April 30, 2007

                                      INDEX
                                                                            Page
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               3

ITEM 2.  DESCRIPTION OF PROPERTY                                               9

ITEM 3.  LEGAL PROCEEDINGS                                                     9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES             11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12

ITEM 7.  FINANCIAL STATEMENTS                                                 21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                  21

ITEM 8A.  CONTROLS AND PROCEDURES                                             21

ITEM 8B.  OTHER INFORMATION                                                   21

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT                                                  22

ITEM 10.  EXECUTIVE COMPENSATION                                              22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                          22

ITEM 12.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE                                               22

ITEM 13.  EXHIBITS                                                            22

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              23

SIGNATURES                                                                    24

                                     Part I

Item 1.  DESCRIPTION OF BUSINESS

General

     Elecsys Corporation ("Elecsys," the "Company," or "we"), through our wholly owned subsidiaries, provides Electronic Manufacturing Services and Remote
Monitoring Solutions to many diverse industries worldwide. Our customer base spans many markets including the aerospace, industrial, communications, medical, transportation, military, and energy infrastructure industries. We operate two distinct business segments: Electronic Manufacturing Services ("EMS") and Remote
Monitoring Solutions ("RMS"). Our EMS segment provides electronic manufacturing services and has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies such as custom liquid crystal displays ("LCDs"), light emitting diode ("LED")
displays, and custom input devices with electronic circuit boards and other assemblies. We offer a single source solution for our customers' custom electronic production requirements. Our RMS segment designs, markets, and provides wireless remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions.

     We operate our EMS segment through our DCI, Inc. ("DCI") subsidiary. DCI designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the aerospace, medical, communications, safety, transportation, and other industrial product industries.
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

     We operate our RMS segment through our Network Technologies Group, Inc.
("NTG") subsidiary. NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries requiring remote monitoring solutions. With NTG's proprietary remote monitoring devices integrated with our newly updated WatchdogCP Web Monitor, we provide full-time system monitoring, automated status reporting and prompt notification of alarm conditions at remotely located systems via the internet.

     Elecsys was incorporated in Kansas in 1991, and from 1991 through September
2001, the Company designed, manufactured and sold aircraft navigational aids
(the "Navaids Business"). In February 2000, the Company acquired DCI. In
September 2001, we exited the Navaids Business when we sold substantially all of the assets and operations, and transferred certain liabilities, of the Navaids
Business to a European joint venture.

     In November 2004, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of Network Technologies
Group, LLC ("NTG, LLC"). The acquired assets were transferred to the Company's new RMS subsidiary, NTG. At that time, DCI was a 19% member of NTG, LLC, a limited liability company formed by a group of technical professionals who purchased the Network Technologies Group business unit from LaBarge, Inc. DCI had joined several other anticipated key suppliers, key distributors, and independent investors in capitalizing NTG,

LLC and became the electronic manufacturing source for NTG, LLC. NTG, LLC supplied remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and established its initial market in the oil and gas pipeline industry.

Business

     Through DCI, our EMS segment provides a range of design, manufacturing, integration and testing services to OEMs that desire a cost-effective single source for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production. Our strategy is to leverage our expertise as an electronic manufacturing services ("EMS") provider that can integrate specialized technologies, such as custom LCD fabrication, LED display production, and microelectronic assembly, to provide solutions to our customers' electronic interface needs. We design, manufacture, integrate, and test a wide variety of electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules, and custom LED display arrays. The electronic interfaces, assemblies, and LCDs we produce, or import, are used in aerospace, industrial, communications, medical, transportation, and military products and other applications. Both of the Company's operating business segments completed their relocation to the Company's new 60,100 square foot production and headquarters facility located in Olathe, Kansas during September 2006. Although
DCI operations utilize the majority of the facility, we believe that there is sufficient surplus capacity to accommodate anticipated near-term growth.

     DCI is registered to the ISO 9001:2000 international quality standard, having received initial ISO 9001 certification in November 2000. DCI is also registered to the ISO 13485:2003 standard, which governs the design and manufacture of medical devices. DCI strives to function as an extension of our customers and offers a single source solution that encompasses design, manufacturing and support services from product conception through volume production.

     Sales at DCI are made primarily to customers in the United States, Canada and a few other international markets, which are serviced primarily by in-house sales and program management personnel. We view our OEM customers as strategic partners and work to provide them with broad technical services and excellent customer care. A key operating objective is to form long-term business relationships with our customers by developing technological interdependence between the Company and the customer.

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

     Our LCD fabrication process produces custom LCDs that are used to display information in a variety of applications from commercial and consumer to aerospace and medical products. We

fabricate highly specialized and low-to-medium volume custom LCD devices in our
Class 10000 cleanroom located in our Olathe facility. We also maintain relationships with several offshore LCD manufacturers to source our higher volume customer requirements. We are capable of designing and manufacturing a complete display module involving both the custom LCD device and the supporting electronics. A limited number of our competitors currently have the capability to produce such complete modules.

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

     Through NTG, our RMS segment provides wireless, internet-based remote monitoring equipment and network data services for industrial monitoring applications. Our strategy is to focus product and market development on industrial monitoring applications that require wide-area wireless networking technologies and proprietary field application hardware. NTG provides various application specific remote monitoring units that are integrated with centralized data services that operate using the Company's WatchdogCP Web
Monitor software and data center. The newly unveiled WatchdogCP Web Monitor system is based on the proprietary ScadaNET NetworkTM technology that was acquired from NTG, LLC. In addition to initial equipment revenue, each remote monitor generates monthly network services revenue. NTG currently operates out of a portion of the Company's new 60,100 square foot production and headquarters facility located in Olathe, Kansas. Sales at NTG are primarily conducted through, in-house direct marketing and sales efforts combined with independent sales representatives with expertise in the pipeline corrosion protection market and national and regional trade expositions. We currently sell our RMS products and services throughout the United States and Canada.

     On December 19, 2006, the Company announced that its NTG subsidiary had acquired the product lines, technology, customer base and intellectual property of Advanced Monitoring & Control, Inc. ("AMCI") for approximately $90,000. The purchase price also included a pending patent application. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas

pipelines as well as other remote monitoring applications. The employees of AMCI became employees of NTG upon completion of the transaction.

     The WatchdogCP Web Monitor is comprised of a variety of remote monitoring devices that use either the digital data channels of the analog or digital cellular network infrastructure or the Inmarsat-D satellite data transmission system to link into an internet-based back-end network and customer/user interface. The remote devices, proprietary designs and technology pioneered by the Company monitor functions such as voltages, currents, temperatures, levels, and pressures, and allow control activity to take place at remote sites. By utilizing the capacity, coverage, and capability of the existing cellular and satellite based wireless infrastructure, the WatchdogCP Web Monitor can receive data from and deliver information out to remote devices. When combined with our internet-based front-end, our customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

     NTG has initially targeted the cathodic protection ("CP") market for North
American pipelines where numerous applications currently exist for our products and services. The millions of miles of buried pipelines that carry gas, oil, water, and other products throughout North America corrode due to the interaction of the metals with underground moisture. Pipeline operators constantly fight this natural corrosion process to protect their pipeline assets and comply with strictly enforced federal regulations that require corrosion protection, assessment, and monitoring. Pipelines are generally protected with
CP rectifiers deployed along the pipeline that establish a voltage between the pipeline and the surrounding soil to arrest corrosion activity. Historically, pipeline organizations employ corrosion technicians who travel from site to site to verify the operation of CP systems. There currently are vast numbers of
CP-related sites in North America with thousands of additional sites being installed each year. At the present time, only a small portion of these sites are remotely monitored. We feel that the availability of cellular and satellite digital data channels, and the low cost to wirelessly send periodic, by-exception data, is an ideal means to automate the monitoring and data collection tasks required by the pipeline CP industry. To date, over 5,000 NTG remote monitors have been deployed in various applications and locations that provide recurring network services revenues to the Company.

     During the past year, we have integrated globally-compatible wireless communications techniques into our products while using the same centralized, internet-centric network to provide network services from our data centers in
Olathe, Kansas and Kansas City, Missouri. This move into global digital data services will allow us to expand our markets from North America to a global scale. NTG will continue to explore opportunities to both expand into additional markets with our proprietary product lines and to design new products. We will continue to focus product and market development on niche applications that leverage complete client solutions, wireless networking technologies, and proprietary field application hardware.

Competition

     There are numerous domestic and foreign EMS providers with which our EMS segment competes. Many of these competitors are substantially larger than DCI, with greater financial, operating, manufacturing and marketing resources, including Flextronics International Ltd., Sanmina-SCI Corporation, and Solectron
Corporation. Many have broader geographic breadth, a broader range of services, and established overseas operations. There are a limited number of LCD manufacturers located in the United States. There are also numerous foreign manufacturers who export LCD products

into our primary customer markets. Our ability to integrate custom LCDs, LED displays and other specialized electronic interface technologies with electronic assemblies helps differentiate us from our competitors. Our management team believes that the principal competitive factors in our target markets are product quality, reliability in meeting product delivery schedules, flexibility and timeliness in responding to design and schedule changes, pricing, and technological sophistication. To remain competitive, we must provide technologically advanced manufacturing services, maintain quality levels, deliver finished products on a reliable basis, offer flexible delivery schedules, and compete effectively on price.

     While there are numerous competitors in the general remote monitoring market, some that are much larger than NTG, we participate in specialized industrial sectors of the market where we believe we have a significant portion of the market and posses certain product technology advantages. In the CP remote monitoring market, American Innovations, Ltd. is a direct competitor that is comparable to NTG in size. There are also several smaller firms that participate in the CP remote monitoring market. Management believes the significant competitive factors in our markets include reliability, features, performance, and price. We believe that NTG's current proprietary products and the WatchdogCP
Web Monitor compete favorably with respect to these factors.

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

     In addition to manufacturing our own products, we have close working relationships with companies both in the United States and in some foreign countries to provide component assemblies and finished goods that are manufactured to the Company's specifications. Although multiple suppliers are available for such items, if the Company were to lose one or more of the current suppliers, some delay and additional costs may be incurred while we obtain and qualify alternative sources.

Patents, Trademarks and Licenses

     Through NTG, the Company owns or licenses multiple patents dealing with control channel communication techniques over the cellular network and other communication concepts. Some of these patents deal specifically with the CP market currently being pursued by NTG and have influence on the Company's competitive status. The Company intends to use these intellectual property assets to both protect its competitive position and to license certain technology. The average remaining life of these patents is approximately 13 years.

     The Company holds federal trademark registrations for marks used in the
Company's business as follows: ScadaNET, ScadaNET Network, CellularRTU,
ConfigRTU, CPi, CellularRMU, RMUvi, and P2S.

Research and Development

     For the EMS segment, we design and manufacture custom products and assemblies for OEM customers on a contract basis and thus are not engaged in any independent, self-funded research and development programs. We develop proprietary remote monitoring products for the RMS business segment. These products are targeted at specific industry applications and involve electronic hardware and system software design. Total research and development expenses for the RMS segment, which was acquired in the NTG acquisition, were approximately
$258,000 and $270,000 for the fiscal years 2007 and 2006, respectively. The
Company believes that our internal engineering resources combined with approved third-party engineering consultants will be able to satisfy the current needs of our customer base.

Effect of Governmental Regulations

     Our operations are subject to certain federal, state and local regulations concerning waste management and health and safety matters. We believe that we operate in material compliance with all applicable requirements and do not anticipate any material expenditure in maintaining compliance. New, modified, or more stringent requirements or enforcement policies could be adopted in the future which could result in material costs and liabilities that could adversely affect our business.

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

Dependence on One or a Few Major Customers

     Sales to our largest customer accounted for 23% of our total sales in fiscal 2007 while in fiscal 2006 we had no individual customer sales that exceeded 15% of total sales. The sales to this new customer in fiscal 2007 contributed to an increase in sales to our five largest customers to 51% of total sales for fiscal 2007 compared to fiscal 2006 in which sales to our five largest customers were 39% of

total sales. The loss of one or more of these major customers would have a substantial impact on our business. In order to minimize the impact the loss of any one customer might have on our business, we seek to expand and diversify our customer base. We are focusing our increased sales efforts on new market segments and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets. The new market segments include additional industrial controls and products, aerospace applications and medical devices. We continue to add, develop and transition our internal sales force in an effort to effectively develop opportunities for new products in new markets. We have, in the few years preceding fiscal 2007, seen improvement in these efforts as demonstrated by an expanding customer base and a smaller percentage of total sales to our top five customers. In fiscal 2007 the addition of one major new customer impacted those efforts but in prior years our sales to our top five customers had declined to
39% in fiscal 2006 from 45% in fiscal 2005 and 47% in fiscal 2004.

Total Number of Employees

     At April 30, 2007, we had a total of 128 full time employees and 1 part-time employee. None of our employees are represented by a labor organization or subject to a collective bargaining agreement. Our management team believes that our relationship with our employees is good.

Item 2.  DESCRIPTION OF PROPERTY

     In September 2006, we moved into our newly constructed 60,100 sq ft facility in Olathe, Kansas. Both of our operating subsidiaries, DCI and NTG, are located within this facility. The building is located at 846 N. Mart-Way Court in Olathe, Kansas, and was financed through a regional lender using Industrial
Revenue Bonds ("IRBs"). The City of Olathe, Kansas, approved the issuance of up to $5,000,000 of tax-exempt IRBs for the development of the project and new capital equipment. The project was also approved for a 10-year 50% property tax abatement. As part of the financing arrangement for the project, the City of
Olathe holds the legal title to the facility and land, which is leased to the
Company by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to the Company, or its assignee, for
$100. The Company's financial institution purchased the Series A, B, and C bonds. The Company purchased the Series D bonds and will hold the bonds until maturity in order to benefit from the property tax abatement.

     We currently use approximately 50,000 sq ft for manufacturing operations, including our stockroom, LCD cleanroom and production, and production support.
The remaining approximately 10,000 sq ft is used for administration, engineering and marketing.

Item 3.  LEGAL PROCEEDINGS

     From time to time, we are a party to routine litigation that is incidental to the business. Currently there is no pending or outstanding litigation against the Company. The Company is not aware of any proceedings pending or contemplated by a governmental authority.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended April 30, 2007.

                                     Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading

The Company's common stock trades on the American Stock Exchange under the symbol "ASY".

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for
Elecsys common stock as reported by the American Stock Exchange for the two preceding fiscal years. No cash dividends were declared during such time. As of
April 30, 2007, the Company had approximately 200 stockholders of record.

      Fiscal Year 2007              High                      Low
                          ------------------------- -------------------------
      First Quarter                $4.78                     $3.61
      Second Quarter                5.80                      4.11
      Third Quarter                 5.61                      4.46
      Fourth Quarter                6.36                      4.70
      For the Year                 $6.36                     $3.61

      Fiscal Year 2006              High                      Low
                          ------------------------- -------------------------
      First Quarter                $3.81                     $3.01
      Second Quarter                3.77                      3.12
      Third Quarter                 4.32                      3.23
      Fourth Quarter                4.35                      3.89
      For the Year                 $4.35                     $3.01

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     We are a publicly traded holding company with two wholly owned subsidiaries, DCI and NTG. DCI designs, manufactures, and integrates custom electronic interface solutions for OEMs in the aerospace, medical, communications, safety, transportation, and other industrial product industries.
DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom LCDs, LED displays, and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production. NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG is an innovator of Internet-based, wireless remote monitoring using the existing cellular infrastructure. NTG's remote monitoring devices and its newly updated Watchdog CP Web Monitor provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the Internet. This low cost, highly reliable network provides prompt notification of power outages, rectifier problems, and pipe-to-soil potentials at test points, using the Internet and email back-end networks. When combined with its Internet-based front-end, NTG's customers can directly access and control a large population of field deployed remote monitoring devices at an attractive cost.

     On August 30, 2006, the Company renewed and increased its operating line of credit to $3,000,000. This line of credit provides the Company and its subsidiaries with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on August 29, 2007.
The Company's borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at April 30, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of
April 30, 2007, there were $1,525,000 in borrowings outstanding on the credit facility, and the Company was in compliance with all covenants.

     On September 5, 2006, the Company completed the purchase of its new headquarters and production facility at 846 N. Mart-Way Court in Olathe, Kansas.
The Company entered into financing arrangements with its financial institution and the City of Olathe, Kansas, which approved the issuance of up to $5,000,000 of tax-exempt Industrial Revenue Bonds ("IRBs") for the development of the project and new capital equipment and included a 10-year 50% property tax abatement. As part of the financing arrangement for the project, the City of
Olathe holds the legal title to the facility and land, which is leased to the
Company by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to the Company, or its assignee, for
$100. The Company's financial institution purchased the Series 2006A, 2006B, and
2006C bonds for approximately $4,180,000. The Company purchased the Series 2006D bonds for $820,000 and will hold the bonds until maturity in order to benefit from the property tax abatement. As of April 30, 2007, approximately $3,684,000 of the Series 2006A and 2006B bonds from the IRB financing were outstanding and are presented in the financial statements as current maturities and long-term debt.

     On November 1, 2006 the Company completed the sale of its Lenexa, Kansas facility which resulted in a gain of approximately $324,000, net of selling expenses. The proceeds from this sale were

used to repay the one-year note payable for $1,453,000 that was secured by the
Company's Lenexa, Kansas, building and land, and was also used to partially pay down the Industrial Revenue Bonds Series 2006B for $255,000 and the entire
$100,000 balance of the Series 2006C bonds that was incurred to purchase the new facility in Olathe, Kansas.

     On November 15, 2006, the Company purchased approximately 74,000 square feet of land adjacent to its new facility in Olathe. The property's purchase price of $359,000 was financed with operating cash and by borrowings from the
Company's financial institution. The Company executed a 10-year adjustable interest rate note for $240,000 that is payable in monthly installments and accrues interest at a variable rate based on the 5-year United States Treasury
Note, plus 3.25% (7.94% as of April 30, 2007). The purchase of this land provides for future facility expansion. As of April 30, 2007, approximately
$233,000 of the note was outstanding and is presented in the financial statements as current maturities and long-term debt.

     On December 19, 2006, the Company announced that its NTG subsidiary had acquired the product lines, technology, customer base and intellectual property of AMCI for approximately $90,000. The purchase price also included a pending patent application. The entire purchase price was allocated to the customer list. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications. The employees of AMCI became employees of NTG upon completion of the transaction.

Results of Operations

     The following table sets forth for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                  Years Ended
                              --------------------------------------------------
                                   April 30, 2007            April 30, 2006

Sales                            $19,809     100.0%        $14,692     100.0%

Cost of products sold             13,958      70.5%         10,014      68.2%
                              --------------------------------------------------

Gross margin                       5,851      29.5%          4,678      31.8%

Selling, general and
  Administrative expenses          4,323      21.8%          3,659      24.9%
                              ------------ ------------ ------------ ----------
Operating income                   1,528       7.7%          1,019       6.9%

Interest expense                   (310)     (1.6%)          (149)     (1.0%)

Loss on debt retirement               --         --          (124)     (0.8%)

Gain on sale of property
  and equipment                      324        1.6             --         --

Other income, net                     11       0.1%              5       0.0%
                              --------------------------------------------------
Net income before taxes            1,553       7.8%            751       5.1%

Income tax expense (benefit)         507       2.5%          (916)     (6.2%)
                              --------------------------------------------------

Net income                        $1,046       5.3%         $1,667      11.3%
                              ==================================================
Net income per share -
  Basic                            $0.32                     $0.51
                              ============              ============
Net income per share -
  Diluted                          $0.31                     $0.49
                              ============              ============

     Sales for the year ended April 30, 2007 were approximately $19,809,000, an increase of $5,117,000, or 34.8%, from $14,692,000 in fiscal 2006. Sales at DCI increased approximately $5,209,000, or 38.1%, from the prior year. The increase was primarily the result of an increase in existing and new customer orders in each of our product lines and included a significant increase in sales to one of our newer customers to help them meet the requirements of a single contract during our second and third fiscal quarters. We anticipate that sales volumes at
DCI over the next two quarters will be similar to the total sales volumes achieved in the first six months of fiscal 2007 as a result of the timing of shipments in our backlog and the addition of new customers. We also continue to expect that sales at DCI in the second half of fiscal 2008 will be higher than the sales volumes achieved in the comparable third and fourth quarters of fiscal
2007. Sales volumes at NTG were $910,000, a decrease of $92,000, or 9.2%, from fiscal 2006. The decrease in sales at NTG was the result of fewer unit shipments during the period, slightly offset by an increase in recurring network messaging services revenue over the comparable period. The increase in network messaging services revenue was due to the overall increase in the number of revenue generating units out in the field. The decrease in the number of units sold during the current period was partially due to a higher number of units shipped in the third quarter of fiscal year 2006 as a result of the introduction of products earlier in that fiscal year. Sales at NTG are expected to be higher over the next few quarters as compared to the current quarter as sales are expected to show steady growth as new satellite-based and digital-cellular based products are brought to the market.

     Total consolidated backlog at April 30, 2007 was approximately $10,403,000, a decrease of approximately $140,000, or 1.3%, from a total backlog of
$10,543,000 on April 30, 2006 and an increase of $594,000 from a total backlog of $9,809,000 on January 31, 2007. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the year ended April 30, 2007, was 29.5% of sales, or $5,851,000, compared to 31.8% of sales, or $4,678,000, for the year ended
April 30, 2006. DCI's gross margin was approximately $5,514,000, or 28.5%, for the year as compared to approximately $4,406,000, or 30.8%, for the prior year.
The increase in gross margin at DCI of $1,108,000 is primarily the result of increased sales volumes in each of DCI's product lines. The decrease in the gross margin percentage is the result of the product mix within the product lines. Total gross margin at NTG was approximately $337,000, or 37.1%, for the year ended April 30, 2007 as compared to approximately $272,000, or 27.2%, for the year ended April 30, 2006. The increase in gross margins at NTG was due to lower costs of production of NTG's products, which are manufactured at DCI, as well as overall lower indirect costs of goods sold during the period. We expect that consolidated gross margins over the next few quarters will continue at or near our historical margins of 27% - 32%.

     Selling, general and administrative ("SG&A") expenses increased $664,000, or 18.1%, to $4,323,000 in the fiscal year ended April 30, 2007 from $3,659,000 in the fiscal year ended April 30, 2006. SG&A expenses were 21.8% of sales for the fiscal year ended April 30, 2007 as compared to 24.9% of sales for the fiscal year ended April 30, 2006. SG&A expenses at DCI increased approximately
$390,000 from the prior year period primarily as a result of moving and relocation expenses of approximately $100,000, increases in commissions due to higher sales, and an increase in personnel and personnel-related expenses in the sales, engineering and administration departments due to our growth. NTG's SG&A expenses increased $247,000 from the comparable prior year period as a result of increased personnel costs which are directly related to the new employees from the acquisition of products, technology and customers from AMCI, as well as increases in marketing and travel expenses. Corporate expenses were also $27,000 higher than the prior year period in fiscal 2006 primarily due to the recognition of share-based compensation expense of $55,000 for the year which is the result of the adoption of Statement of Financial Accounting Standards No.
123R at the beginning of the fiscal year. We anticipate that our SG&A expenses will increase slightly over the near term as a result of higher personnel costs related to increases in the sales and engineering staff to accommodate our growth at DCI. We will continue to invest in the continuing growth of DCI as well as intensify our investment in product development, marketing, and sales at
NTG.

     Interest expenses were $310,000 and $149,000 for the years ended April 30,
2007 and 2006, respectively. The increase of $161,000 was the direct result of the interest expense and amortization of loan fees related to the new Industrial
Revenue Bonds that were used to finance the Company's new production and headquarters facility as well as increases in borrowings on the line of credit during the year. As of April 30, 2007, there were $1,525,000 of borrowings outstanding on the line of credit. We expect to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements and finance our capital investments.

     The Company recorded a gain on the sale of its Lenexa facility of approximately $324,000, net of selling expenses, during the third fiscal quarter of 2007. Also, during the comparable period of the prior year, the Company recorded a loss on debt retirement of approximately $124,000 that was the result of the retirement of Industrial Revenue Bonds on our Lenexa facility that was replaced with a short-term one-year note payable. This note was paid in full upon the sale of the Lenexa facility.

     Income before income taxes totaled $1,553,000 for the year ended April 30,
2007 as compared to $751,000 for the prior fiscal year. The increase in income before income taxes of $802,000, or 106.8%, was reduced by income tax expense of
$507,000 for the year ended April 30, 2007. During the fourth quarter of fiscal
2006, the Company reduced the deferred tax valuation allowance due to the utilization of the net operating loss carryforward in the fiscal years ended
2006 and 2005, the anticipated usage of the remaining net operating loss carryforwards based on the projected profitability of the Company and the reversal of other deferred tax assets. Prior to 2006, management recorded a 100%
valuation allowance offsetting this tax benefit due to uncertainty regarding the
Company's likelihood of realizing a material portion of the benefit. In view of the Company's profitability and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance to zero and recorded its net deferred tax asset. On subsequent earnings, including the fiscal year ended April 30, 2007, the Company has and will record income tax expense at normal rates, estimated at 39% for federal and state taxes. The amount of income taxes

actually paid for fiscal 2007 was $37,000, which was based on the Company's prior year calculation of the amount due under the alternative minimum tax rules.

     Shareholders and other users of the Company's financial statements should carefully consider the effect of non-cash tax entries when comparing current results with past or future financial statements of the Company.

     Primarily as a result of the above factors, net income for fiscal year 2007 was $1,046,000, or $0.31 per diluted share, and included income tax expense of
$507,000. Net income for fiscal 2006 was $1,667,000, or $0.49 per diluted share, and included an income tax benefit of approximately $916,000.

Liquidity and Capital Resources

     Cash decreased $185,000 to $503,000 as of April 30, 2007 compared to
$688,000 at April 30, 2006. This decrease was the result of cash used in investing activities for the purchase of our new facility and new production equipment as well as increases in accounts receivable and inventory which were partially offset by an increase in accounts payable and cash borrowed for the new facility and equipment as well as borrowings on our operating line of credit.

     Operating activities. Our consolidated working capital increased approximately $1,190,000 for the year ended April 30, 2007 due to increases in current assets, primarily accounts receivable and inventory, associated with increases in sales of $5,117,000, or 34.8% from the prior year. Current liabilities grew at a slower pace and were associated with the increase in the current portion of the long-term debt financing of the new facility and equipment as well as the increase in accounts payable and in the balance on the line of credit. Operating cash receipts during the year ended April 30, 2007 totaled over $18,749,000 while cash disbursements for operations, which includes purchases of inventory, operating expenses and interest and taxes paid, were approximately $18,862,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. The $4,094,000 of cash used in investing activities during the year ended April 30, 2007 was primarily the result of the purchase of a new facility and production equipment for a total of $5,737,000 that was partially offset by the sale of our Lenexa facility and other equipment for
$1,766,000. The new facility and equipment has allowed the Company to increase production capacity and improve productivity.

     Financing activities. For the year ended April 30, 2007, total borrowings on our operating line of credit were $7,050,000 which was primarily utilized to finance the operations of DCI and NTG. Payments on the operating line of credit and note payable during the year ended April 30, 2007 were approximately
$6,996,000 which resulted in an outstanding balance on the line of credit of
$1,525,000 as of April 30, 2007. We also entered into new long-term financing arrangements with our financial institution and the City of Olathe, Kansas, for the purchase of our new facility and additional production equipment. The City of Olathe, Kansas, issued tax-exempt Industrial Revenue Bonds for $5,000,000 for the development of the project which were purchased in substantial part by our financial institution. The bonds were also approved to include a 10-year 50%
property tax abatement. Our financial institution purchased the Series 2006A,
2006B and 2006C bonds and provided the long-term financing for the project which totaled approximately $4,180,000 on the closing date. The Company purchased the remaining bonds for $820,000 (Series 2006D) and will hold them until maturity in order to benefit from the property tax abatement. Monthly principal and interest payments on the facility and equipment

financing began on October 1, 2006 and will continue for up to 20 years for the facility financing and 3 years for the equipment financing. The Company also completed the sale of its Lenexa facility and land. The proceeds of the sale were used to repay the one-year note of approximately $1,453,000 as well as partially repay the Series 2006B and the entire Series 2006C bonds that were incurred to purchase the new facility. In addition to the Industrial Revenue
Bonds, the Company also purchased approximately 1.7 acres of land adjacent to its new facility in Olathe for $359,000. The property was financed with operating cash and by borrowings from the Company's financial institution. The
Company executed a 10-year adjustable interest rate note for $240,000 is payable in monthly installments and accrues interest at a variable rate based on the
5-year United States Treasury Note, plus 3.25% (7.94% as of April 30, 2007). The purchase of this land provides for future facility expansion.

     On August 30, 2006 the Company increased its existing revolving line of credit to $3,000,000 that is available for working capital and is secured by accounts receivable and inventory. The line of credit expires on August 29, 2007 and its borrowing capacity is calculated as a percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25%
(8.5% at April 30, 2007) and contains certain financial covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. We believe we are in compliance with all such covenants. We have utilized the line of credit for operating cash during the year ended April 30, 2007 which resulted in a balance at that date of $1,525,000 on the line of credit. For the year ended
April 30, 2007, the Company made total cash payments for interest of approximately $270,000. We anticipate that we will be able to renew the line of credit when it expires on August 29, 2007.

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

     The following table summarizes our contractual obligations as of April 30,
2007 (in thousands):

                                               For Fiscal Years Ending April 30,
                              Total      2008     2009     2010     2011     2012    Thereafter
                            ---------   ------   ------   ------   ------   ------   ----------
 Contractual obligations:
   Series A IRB Bonds
      (Building Debt)         $3,616     $108     $115     $121     $128     $134      $3,010
   Series B IRB Bonds
      (Equipment Debt)            67       67       --       --       --       --          --
   Interest payments           2,322      212      202      195      186      178       1,349
   Operating leases               11        6        3        2       --       --          --
   Land Note                     234       17       18       20       21       24         134
                            ---------  -------  -------   ------   ------   ------   ---------
 Total                        $6,250     $410     $338     $338     $335     $336      $4,493
                            =========  =======  =======   ======   ======   ======   =========

                            Amount available at      Amount owed at
   Other obligations:          April 30, 2007        April 30, 2007         Expiration
                            -------------------      --------------      ---------------
     Line of credit             $3,000,000             $1,525,000        August 29, 2007

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

     Revenue Recognition. We derive revenue from the manufacture and sales of electronic assemblies, liquid crystal displays and remote monitoring equipment.
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

     Allowance for Doubtful Accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts for the majority of our customers.

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

Selected Quarterly Financial Data (Unaudited)

     The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended April 30, 2007 and
2006. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

                                                                      Three Months Ended

                                      July 31, 2005        October 31, 2005        January 31, 2006        April 30, 2006
                                                                        (In thousands)

Sales                                        $3,480                  $3,546                  $3,651                $4,015

Gross margin                                  1,024                   1,167                   1,183                 1,304

Operating income                                137                     297                     277                   308

Income before taxes                             114                     257                     112                   268

Net income                                     $114                    $257                    $100                $1,196

Net cash (used in) provided by
    operating activities                     $(704)                    $338                    $262                  $799

                                                                      Three Months Ended

                                      July 31, 2006        October 31, 2006        January 31, 2007        April 30, 2007
                                                                      (In thousands)

Sales                                        $3,862                  $5,596                  $5,173                $5,178

Gross margin                                  1,314                   1,660                   1,448                 1,429

Operating income                                333                     490                     297                   408

Income before taxes                             306                     403                     520                   324

Net income                                     $169                    $241                    $310                  $326

Net cash (used in) provided by
    operating activities                        $31                     $10                   $(696)                 $542

New Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an
Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and provides that the tax effects from an uncertain tax position can be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The
Company is currently evaluating the impact, if any, that FIN 48 may have on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
("SFAS 157"). This new standard establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November
15, 2007. The Company is currently assessing the impact of SFAS 157 on its financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for
Financial Assets and Financial Liabilities - Including an amendment of SFAS No.
115 ("SFAS 159"), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS 159. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November
15, 2007 provided the entity also elects to apply the provisions of SFAS 157.
The Company is currently assessing the impact of SFAS 159 on its financial position, results of operations and cash flows.

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

Item 7.  FINANCIAL STATEMENTS

     The information required by Item 310(a) of Regulation S-B is provided on pages F-1 through F-21 of this filing on Form 10-KSB and is hereby incorporated by reference herein.

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

Item 8B.  OTHER INFORMATION

     None.

                                    Part III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT

     The Company has adopted a Code of Ethics for the Company's officers and directors. A copy of the Code of Ethics may be obtained without charge on the
Company website (www.elecsyscorp.com) or by contacting the Company's Secretary at the Company's headquarters, 846 N. Mart-Way Court, Olathe, Kansas 66061.

     The remaining information required to be disclosed pursuant to this Item 9 is incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2007.

Item 10.  EXECUTIVE COMPENSATION

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2007.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2007.

Item 12.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2007.

Item 13.  EXHIBITS

     The list of exhibits following the signature page of this Annual Report on
Form 10-KSB is incorporated by reference herein.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2007.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELECSYS CORPORATION

Date:  July 16, 2007                  By:  /s/ Karl B. Gemperli
                                           -------------------------------------
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

         /s/ Karl B. Gemperli                               Date:  July 16, 2007
--------------------------------------------
Karl B. Gemperli
President, Chief Executive Officer and Director
Principal Executive Officer

         /s/ Todd A. Daniels                                Date:  July 16, 2007
--------------------------------------------
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

         /s/ Robert D. Taylor                               Date:  July 16, 2007
--------------------------------------------
Robert D. Taylor
Chairman of the Board of Directors

         /s/ Stan Gegen                                     Date:  July 16, 2007
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
                    Securities and Exchange Commission, is incorporated herein by reference.

               (h)  Agreement for the purchase of assets of Network Technologies
                    Group, LLC by NTG, Inc., a subsidiary of Elecsys
                    Corporation, dated November 22, 2004, attached as Exhibit
                    10(h) of the Company's Form 10-KSB filed July 29, 2005 with the Securities and Exchange Commission, is incorporated
                    herein by reference.

               (i)  Real Estate Contract dated as of October 5, 2005, by and between the Company and Rose Construction Company, attached as Exhibit 10.1 of the Company's Form 10-QSB filed March 10,
                    2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (j)  Commercial and Industrial Real Estate Sale Contract dated as of December 28, 2005, by and between DCI, Inc. and 15301 W.
                    109th, LLC and the First Amendment thereto, attached as
                    Exhibit 10.2 of the Company's Form 10-QSB filed March 10,
                    2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (k)  Business Loan Agreement dated as of December 30, 2005, by and between the Company and Bank Midwest, N.A. attached as
                    Exhibit 10.3 of the Company's Form 10-QSB filed March 10,
                    2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (l)  Mortgage dated December 30, 2005, by and between DCI, Inc and Bank Midwest, N.A. attached as Exhibit 10.4 of the
                    Company's Form 10-QSB filed March 10, 2006 with the
                    Securities and Exchange Commission, is incorporated herein by reference.

               (m)  Commercial Guaranty dated November 15, 2005, by and between the Company, DCI, Inc., NTG, Inc. and Bank Midwest N.A.

               (n)  Trust Indenture dated September 1, 2006 between the City of
                    Olathe, Kansas, and UMB Bank, N.A. as Trustee attached as
                    Exhibit 10.1 of the Company's Form 10-QSB filed December 11,
                    2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (o)  Lease Agreement dated September 1, 2006 between the City of
                    Olathe, Kansas, and DCI Holdings FAE, LLC attached as
                    Exhibit 10.2 of the Company's Form 10-QSB filed December 11,
                    2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (p)  Guaranty Agreement dated September 1, 2006 among DCI, Inc.,
                    Elecsys Corporation, and NTG, Inc., and UMB Bank, N.A. as
                    Trustee attached as Exhibit 10.3 of the Company's Form
                    10-QSB filed December 11, 2006 with the Securities and
                    Exchange Commission, is incorporated herein by reference.

               (q)  Bond Pledge Agreement dated September 1, 2006 between DCI,
                    Inc. and

                    Bank Midwest, N.A. attached as Exhibit 10.4 of the Company's
                    Form 10-QSB filed December 11, 2006 with the Securities and
                    Exchange Commission, is incorporated herein by reference.

               (r)  Business Loan Agreement (Asset Based) dated August 30, 2006 between Elecsys Corporation and Bank Midwest, N.A. attached as Exhibit 10.5 of the Company's Form 10-QSB filed December
                    11, 2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (s)  Change in Terms Agreement dated August 30, 2006 between
                    Elecsys Corporation and Bank Midwest, N.A. attached as
                    Exhibit 10.6 of the Company's Form 10-QSB filed December 11,
                    2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (t)  Promissory Note dated November 15, 2006 between DCI, Inc.
                    and Bank Midwest, N.A. attached as Exhibit 10.7 of the
                    Company's Form 10-QSB filed December 11, 2006 with the
                    Securities and Exchange Commission, is incorporated herein by reference.

               (u)  Commercial Guaranty dated November 15, 2006 between DCI,
                    Inc. and Bank Midwest, N.A. and Elecsys Corporation attached as Exhibit 10.8 of the Company's Form 10-QSB filed December
                    11, 2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (v)  Commercial Guaranty dated November 15, 2006 between DCI,
                    Inc. and Bank Midwest, N.A. and NTG, Inc. attached as
                    Exhibit 10.9 of the Company's Form 10-QSB filed December 11,
                    2006 with the Securities and Exchange Commission, is
                    incorporated herein by reference.

               (w)  Mortgage dated November 15, 2006 between DCI, Inc. and Bank
                    Midwest, N.A. attached as Exhibit 10.10 of the Company's
                    Form 10-QSB filed December 11, 2006 with the Securities and
                    Exchange Commission, is incorporated herein by reference.

21             Subsidiaries of the Company

23.1           Consent of McGladrey & Pullen LLP

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

32.1           Section 1350 Certification of President and Chief Executive
               Officer (Principal Executive Officer)

32.2           Section 1350 Certification of Vice President and Chief Financial
               Officer (Principal Financial and Accounting Officer)

                           FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm . . . . . . . . . . .F-2

Consolidated Balance Sheets as of April 30, 2007 and 2006 . . . . . . . . . .F-3

Consolidated Statements of Operations
    Years Ended April 30, 2007 and 2006 . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity
    Years Ended April 30, 2007 and 2006  . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows
    Years Ended April 30, 2007 and 2006 . . . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .F-7

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Elecsys
Corporation and Subsidiaries (the Company) as of April 30, 2007 and 2006, and
the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys
Corporation and Subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the Company adopted
Statements of Financial Accounting Standards No. 123(R), "Share-Based Payments"
on May 1, 2006.

/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
July 13, 2007

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                       April 30, 2007                April 30, 2006
                                                                   -----------------------       ------------------------
ASSETS
   Current assets:
      Cash                                                                          $ 503                          $ 688
      Accounts receivable, less allowances of $126 in 2007
        and $150 in 2006                                                            2,966                          1,906
      Inventories                                                                   4,686                          3,383
      Prepaid expenses                                                                 99                             71
      Deferred taxes                                                                  767                            930
                                                                   -----------------------       ------------------------
   Total current assets                                                             9,021                          6,978

   Property and equipment:
      Land                                                                          1,737                            637
      Building and improvements                                                     3,392                          1,114
      Equipment                                                                     3,005                          2,487
                                                                   -----------------------       ------------------------
                                                                                    8,134                          4,238
      Accumulated depreciation and amortization                                   (1,806)                        (1,768)
                                                                   -----------------------       ------------------------
                                                                                    6,328                          2,470

   Goodwill                                                                            82                             49
   Intangible assets, net                                                             351                            303
   Other assets, net                                                                   71                             11
                                                                   -----------------------       ------------------------
Total assets                                                                      $15,853                         $9,811
                                                                   =======================       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                             $2,050                         $1,325
      Accrued expenses                                                                708                            826
      Notes payable to bank                                                         1,525                          1,471
      Current maturities of long-term debt                                            192                             --
                                                                   -----------------------       ------------------------
   Total current liabilities                                                        4,475                          3,622

   Deferred taxes                                                                     312                             --
   Long-term debt, less current maturities                                          3,725                             --

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued and outstanding                                                    --                             --
      Common stock, $.01 par value, 10,000,000 shares authorized;
        issued and outstanding - 3,284,937 as of April 30, 2007 and
        3,239,937 as of April 30, 2006                                                 33                             32
      Additional paid-in capital                                                    9,031                          8,926
      Accumulated deficit                                                         (1,723)                        (2,769)
                                                                   -----------------------       ------------------------
   Total stockholders' equity                                                       7,341                          6,189
                                                                   -----------------------       ------------------------
Total liabilities and stockholders' equity                                        $15,853                         $9,811
                                                                   =======================       ========================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                   Years Ended April 30,
                                                      ------------------------------------------------
                                                              2007                       2006
                                                      ---------------------      ---------------------
Sales                                                              $19,809                    $14,692
Cost of products sold                                               13,958                     10,014
                                                      ---------------------      ---------------------
Gross margin                                                         5,851                      4,678

Selling, general and administrative expenses                         4,323                      3,659
                                                      ---------------------      ---------------------

Operating income                                                     1,528                      1,019

Financial income (expense):
  Interest expense                                                   (310)                      (149)
  Loss on debt retirement                                               --                      (124)
  Gain on the sale of property and equipment                           324                         --
  Other income, net                                                     11                          5
                                                      ---------------------      ---------------------
                                                                        25                      (268)
                                                      ---------------------      ---------------------

Net income before income tax expense (benefit)                       1,553                        751

Income tax expense (benefit)                                           507                      (916)
                                                      ---------------------      ---------------------

Net income                                                          $1,046                     $1,667
                                                      =====================      =====================

Net income per share information:
  Basic                                                              $0.32                      $0.51
  Diluted                                                            $0.31                      $0.49

Weighted average common shares outstanding:
  Basic                                                              3,259                      3,240
  Diluted                                                            3,402                      3,397

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                         Common                        Additional                              Total
                                          Stock           Common        Paid-In          Accumulated         Stockholders'
                                      (# of shares)       Stock         Capital            Deficit             Equity
                                      -------------     ---------     ------------     ---------------     ----------------
Balance at April 30, 2005                    3,240           $32           $8,926            $(4,436)              $4,522
   Net income                                   --            --               --               1,667               1,667
                                      -------------     ---------     ------------     ---------------     ----------------
Balance at April 30, 2006                    3,240           $32           $8,926            $(2,769)              $6,189
   Net income                                   --            --               --               1,046               1,046
   Exercise of stock options                    45             1               50                  --                  51
   Share-based compensation expense             --            --               55                  --                  55
                                      -------------     ---------     ------------     ---------------     ----------------
Balance at April 30, 2007                    3,285           $33           $9,031            $(1,723)              $7,341
                                      =============     =========     ============     ===============     ================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Years ended April 30,
                                                                         ---------------------------------------------------
                                                                                 2007                         2006
                                                                         ----------------------      -----------------------
Cash Flows from Operating Activities:
Net income                                                                              $1,046                       $1,667
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Share-based compensation expense                                                        55                           --
    Depreciation                                                                           428                          351
    Amortization                                                                            42                           40
    Provision for doubtful accounts                                                         56                           87
    (Gain) on sale of property and equipment                                             (315)                           --
    Loss on debt retirement                                                                 --                          124
    Deferred taxes                                                                         475                        (930)
    Changes in operating assets and liabilities:
      Accounts receivable                                                              (1,116)                        (580)
      Inventories                                                                      (1,303)                        (493)
      Accounts payable                                                                     725                          162
      Accrued expenses                                                                   (118)                          222
      Other, net                                                                          (88)                           45
                                                                         ----------------------      -----------------------
Net cash (used in) provided by operating activities                                      (113)                          695
                                                                         ----------------------      -----------------------

Cash Flows from Investing Activities:
Purchases of property and equipment                                                    (5,737)                        (133)
Proceeds from disposal of property and equipment                                         1,766                            6
Goodwill increase related to acquisition costs                                            (33)                         (42)
Costs incurred for intangible assets                                                        --                          (3)
Acquisition of intangible assets                                                          (90)                           --
                                                                         ----------------------      -----------------------
Net cash (used in) investing activities                                                (4,094)                        (172)
                                                                         ----------------------      -----------------------

Cash Flows from Financing Activities:
Proceeds from exercise of stock options                                                     51                           --
Borrowings on long-term debt                                                             4,420                           --
Principal payments on long-term debt                                                     (503)                      (1,570)
Borrowings on notes payable to bank                                                      7,050                        5,460
Principal payments on notes payable to bank                                            (6,996)                      (3,989)
                                                                         ----------------------      -----------------------
Net cash provided by (used in) financing activities                                      4,022                         (99)
                                                                         ----------------------      -----------------------
Net (decrease) increase in cash                                                          (185)                          424
Cash at beginning of year                                                                  688                          264
                                                                         ----------------------      -----------------------
Cash at end of year                                                                      $ 503                        $ 688
                                                                         ======================      =======================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                                  $270                         $114
Cash paid during the period for income taxes                                                37                           17

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 April 30, 2007

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

Nature of Business
     Elecsys Corporation (the "Company") is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. and NTG, Inc. DCI, Inc. ("DCI")
designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the aerospace, communications, industrial product, medical and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, with circuit boards and other electronic components. NTG, Inc. ("NTG") designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries that require remote monitoring.

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

Cash
     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal
Deposit Insurance Corporation ("FDIC") up to $100,000. The Company had bank deposits of approximately $372,000 and $549,000 in excess of FDIC insured limits as of April 30, 2007 and 2006, respectively. The Company has not experienced any losses due to this.

Accounts Receivable
     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the

invoice becomes older than the customer's credit terms. Interest is not charged on past due accounts for the majority of our customers.

Concentration of Credit Risk and Financial Instruments
     The Company grants credit to customers who meet the Company's pre-established credit requirements. Credit risk is managed through credit approvals, credit limits, and monitoring procedures. Credit losses are provided for in the Company's consolidated financial statements and historically have been within management's expectations.

     Sales to our largest customer accounted for 23% of our total sales in fiscal 2007 while in fiscal 2006 we had no individual customer sales that exceeded 15% of total sales. The sales to this new customer in fiscal 2007 contributed to an increase in sales to our five largest customers to 51% of total sales for fiscal 2007 compared to fiscal 2006 in which sales to our five largest customers were 39% of total sales. The loss of one or more of these major customers would have a substantial impact on our business.

     The carrying value of the Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and current maturities of long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value due to their liquid nature and short term maturity.

Shipping and Handling Costs
     Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales in the period that the product is shipped.

Revenue Recognition
     The Company derives revenue from the manufacture and sales of electronic assemblies, liquid crystal displays and remote monitoring equipment. We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units from our
DCI subsidiary and remote monitoring equipment from our NTG subsidiary are billed to the customer and revenue is recognized after they are shipped and title has transferred to the customer. For customers that utilize the Company's engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed. Remote monitoring services, which includes the remote messaging and subscription billings, are billed and the revenue recognized at the end of the month after the services are completed.

Inventory Valuation
     Inventories are stated at the lower of cost, using the first-in, first-out
(FIFO) method, or market value. The Company's industry is characterized by technological change, short-term customer commitments and changes in demand, as well as other market considerations. Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly

inventory write-down. If actual market conditions or our customers' product demands are less favorable than those projected, additional inventory write-downs may be required. The reserve balance is analyzed for adequacy along with the inventory review each quarter. Inventories, net of reserves of approximately $251,000 and $248,000, are summarized by major classification as follows (in thousands):

                                                   April 30,
                                          2007                   2006
                                   ------------------     -----------------
     Raw materials                            $2,871                $2,169
     Work-in-process                           1,053                   582
     Finished goods                              762                   632
                                   ------------------     -----------------
                                              $4,686                $3,383
                                   ==================     =================

     The Company has entered into supplier arrangements with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements. As of April 30, 2007 and 2006, finished goods inventory of approximately $244,000 and $233,000, respectively was directly related to those customer agreements.

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

Share-Based Compensation
     At April 30, 2007, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. The Company accounts for the Plan under the fair value recognition provisions of Statement of Financial Accounting Standards No.
123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified-prospective-transition method. Under this method, compensation cost recognized for the twelve months ended April 30, 2007 includes compensation costs for all share-based awards granted prior to May 1, 2006, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Property and Equipment
     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                  Description                     Years
                  Building and improvements          39
                  Equipment                         3-8
                  Computers and software              3

Goodwill

     Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The
Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach. The Company performs its annual assessment of goodwill impairment at the end of the fiscal year by using an outside valuation firm. The Company has concluded that no impairment existed as of April 30, 2007.

Intangible assets
     Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software. These intangible assets are interrelated except for customer relationships. Intangible assets are amortized over their estimated 5 (in the case of customer relationships) or 10 year useful lives using the straight-line method.

Impairment of Long-Lived Intangible Assets
     Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.
These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management reviewed the intangible assets for impairment as of April 30, 2007 and determined that no impairment existed at that date.

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

Advertising Costs
     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $44,000 and $27,000 for the years ended April 30, 2007 and 2006, respectively.

Research and Development Costs
     The Company expenses research and development costs as incurred. Research and development expenses were approximately $258,000 and $270,000 for the years ended April 30, 2007 and 2006, respectively.

New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an
Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and provides that the tax effects from an uncertain tax position can be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The
Company is currently evaluating the impact, if any, that FIN 48 may have on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
("SFAS 157"). This new standard establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November
15, 2007. The Company is currently assessing the impact of SFAS 157 on its financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for
Financial Assets and Financial Liabilities - Including an amendment of SFAS No.
115 ("SFAS 159"), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS 159. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November
15, 2007 provided the entity also elects to apply the provisions of SFAS 157.
The Company is currently assessing the impact of SFAS 159 on its financial position, results of operations and cash flows.

2.   ACQUISITION OF INTANGIBLE ASSETS

     On December 19, 2006, the Company announced that its NTG subsidiary had acquired the product lines, technology, customer base and intellectual property of Advanced Monitoring & Control, Inc. ("AMCI") for approximately $90,000. The purchase price also included a pending patent application. The entire purchase price was allocated to the customer list. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications. The employees of AMCI became employees of NTG upon completion of the transaction.

     Acquired intangible assets consist of the following (in thousands):

                                        April 30, 2007                                   April 30, 2006
                         ---------------------------------------------     --------------------------------------------
                              Gross                                            Gross
                             Carrying                Accumulated              Carrying               Accumulated
                              Amount                 Amortization              Amount                Amortization

Patents, trademarks
 and copyrights                      $352                       $(85)                 $352                       $(49)
Customer relationships                 90                         (6)                   --                          --
                         -----------------     -----------------------     ----------------     -----------------------
                                     $442                       $(91)                 $352                       $(49)
                         =================     =======================     ================     =======================

     Amortization expense for the years ended April 30, 2007 and 2006, was approximately $42,000 and $36,000, respectively.

     Estimated amortization expense for the next five fiscal years is as follows
(in thousands):

                     Year            Amount
                    ------       --------------
                     2008                $53
                     2009                 53
                     2010                 53
                     2011                 53
                     2012                 47

     Goodwill increased by approximately $33,000 for the year ended April 30,
2007 due to contingent purchase price payments made related to prior acquisitions.

3.   PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

     As of April 30, 2007, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, a long-term mortgage secured by approximately
74,000 square feet of land adjacent to the Company's new facility in Olathe,
Kansas, and long-term financing for the Company's new production and headquarters facility.

     The Company renewed and increased its operating line of credit to
$3,000,000 on August 30, 2006. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements.
It is secured by accounts receivable and inventory and expires on August 29,
2007. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at April 30, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2007, there were
$1,525,000 in borrowings outstanding on the credit facility.

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
The net book value of these assets totaled approximately $1,411,000 and the sale resulted in a gain of approximately $324,000. The proceeds from the sale were used to repay the one-year note payable for approximately $1,453,000 that was secured by the Company's Lenexa, Kansas facility as well as to partially pay down the Industrial Revenue Bonds Series 2006B and the entire balance of the
Series 2006C bonds that was incurred to purchase the new facility in Olathe,
Kansas.

     On November 15, 2006, the Company purchased approximately 74,000 square feet of land adjacent to its new facility in Olathe. The property's purchase price of $359,000 was financed with operating cash and by borrowings from the
Company's financial institution. The Company executed a 10-year adjustable interest rate note for $240,000, which is payable in monthly installments and accrues interest at a variable rate based on the 5-year United States Treasury
Note, plus 3.25% (7.94% as of April 30, 2007). The purchase of this land provides for future facility expansion.

     The following table is a summary of the Company's long-term debt and related current maturities (in thousands):

                                                                           April 30,
                                                                      2007           2006
                                                                   ----------     ----------

 Industrial revenue bonds, Series 2006A, 5-year adjustable
 interest rate based on the yield on 5-year United States Treasury
 Notes, plus .45% (5.50% as of April 30, 2007), due in monthly principal and interest payments beginning October 1, 2006 through
 maturity on September 1, 2026, secured by real estate.                $3,617            $--

 Industrial revenue bonds, Series 2006B, fixed interest rate of
 6.06%, due in monthly principal and interest payments beginning
 October 1, 2006 through maturity on September 1, 2009, secured by
 equipment.                                                                67             --

 Note payable with an adjustable interest rate of 7.94%, due in monthly principal and interest payments beginning December 15,
 2006 through maturity on November 15, 2016, secured by real
 estate.                                                                  233             --
                                                                   ----------     ----------
                                                                        3,917             --

Less current matuities                                                    192             --

                                                                   ----------     ----------
Total long-term debt                                                   $3,725            $--
                                                                   ==========     ==========

     The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

                   Year                   Amount
                -----------       ---------------------
                   2008                    $192
                   2009                     133
                   2010                     141
                   2011                     149
                   2012                     158
                Thereafter                3,144
                                  ---------------------
                                         $3,917
                                  =====================

4.   SEGMENT REPORTING

     The Company operates two reportable business segments: Electronic
Manufacturing Services and Remote Monitoring Solutions. Electronic Manufacturing
Services ("EMS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The EMS business segment is operated under the
Company's DCI, Inc. subsidiary. The Remote Monitoring Solutions ("RMS") segment designs, markets, and provides remote monitoring

services and is operated as NTG, Inc. The following table presents business segment revenues, income (loss), and total assets for the years ended April 30,
2007 and 2006 (in thousands).

                                                               Year Ended April 30, 2007
                         ----------------------------------------------------------------------------------------------------
                               EMS                 RMS              Unallocated        Eliminations             Total
                         ----------------     ---------------     ---------------    ----------------     -------------------
Sales:
  External                       $18,899                $910                 $--                $ --                 $19,809
  Intersegment                       429                  --                  --               (429)                      --
                         ----------------     ---------------     ---------------    ----------------     -------------------
Total sales                      $19,328                $910                 $--              $(429)                 $19,809
                         ================     ===============     ===============    ================     ===================

Segment income
 (loss) before
income tax benefit
                                  $2,587              $(576)              $(469)                 $11                  $1,553
                         ================     ===============     ===============    ================     ===================

Total assets                     $16,292                $780              $4,554            $(5,773)                 $15,853
                         ================     ===============     ===============    ================     ===================

                                                               Year Ended April 30, 2006
                         ----------------------------------------------------------------------------------------------------
                               EMS                 RMS              Unallocated         Eliminations            Total
                         ----------------     ---------------     ---------------     ----------------    -------------------
Sales:
  External                       $13,690              $1,002                 $--               $  --                 $14,692
  Intersegment                       620                  --                  --                (620)                     --
                         ----------------     ---------------     --------------      -----------------   -------------------
Total sales                      $14,310              $1,002                 $--               $(620)                $14,692
                         ================     ===============     ==============      =================   ===================

Segment income
(loss) before
income tax benefit
                                 $ 1,593              $(394)              $(441)               $  (7)                  $ 751
                         ================     ===============     ==============      =================   ===================

Total assets                      $9,034               $ 610              $4,733             $(4,566)                $ 9,811
                         ================     ===============     ==============      =================   ===================

     The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                                        Years Ended
                                                         April 30,
                                           --------------------------------------
                                                 2007                  2006
                                           ----------------      ----------------
Products and services:
  Electronic manufacturing services                $18,457               $13,390
  Remote monitoring solutions                          910                 1,002
  Engineering services                                 169                   146
  Other                                                273                   154
                                           ----------------      ----------------
Total sales                                        $19,809               $14,692
                                           ================      ================

     The EMS business segment had export sales of approximately $1,230,000 and
$710,000 for the years ended April 30, 2007 and 2006, respectively.

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

                                                                           Years Ended
                                                                            April 30,
                                                                   2007                    2006
                                                            ------------------     -------------------
     Warranty reserve balance at beginning of period                      $82                     $59
     Expense accrued                                                       63                      72
     Warranty costs incurred                                             (60)                    (49)
                                                            ------------------     -------------------
     Warranty reserve balance at end of period                            $85                     $82
                                                            ==================     ===================

6.   OPERATING LEASES

     During fiscal year 2007 the Company leased approximately 5,000 square feet of office space for one of the Company's subsidiaries. The lease expired in
September 2006. The Company also has a number of office equipment leases which will begin to expire in February 2008 through January 2010.

     Rent expense under all operating leases was approximately $18,000 and
$45,000 for the years ended April 30, 2007 and 2006, respectively. The following table presents the Company's future obligations for minimum lease payments (in thousands):

                                          Years Ended April 30,
                                2008              2009                2010
           Amounts                    $6                 $3                 $2
                            =============     ==============      =============

7.   NET INCOME PER SHARE

     The following table presents the components of the calculation of basic and diluted income (loss) per share (in thousands):

                                                                         Years Ended April 30,
                                                                       2007                   2006
                                                                ------------------     -----------------
    Numerator:
    Net income                                                             $1,046                $1,667

    Denominator:
    Weighted average common shares outstanding - basic                      3,259                 3,240
    Effect of dilutive options outstanding                                    143                   157
                                                                ------------------     -----------------
    Weighted average common shares outstanding - diluted                    3,402                 3,397
                                                                ==================     =================

     Options to purchase 15,000 and 10,000 shares of common stock as of April
30, 2007 and 2006 respectively were antidilutive and therefore were not included in the computation of diluted earnings per share.

8.   STOCK OPTIONS

     At April 30, 2007, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of
Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the
Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the Company. As of
April 30, 2007, options to purchase approximately 295,750 shares were outstanding, of which 204,083 were vested and exercisable.

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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the indicted periods.

                                                    Year Ended
                                                     April 30,
                                             2007                2006
                                       ---------------     ---------------
     Risk-free interest rate                    5.00%               4.34%
     Expected life, in years                        6                   6
     Expected volatility                       56.23%              56.62%
     Dividend yield                              0.0%                0.0%
     Forfeiture rate                            5.00%               5.00%

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

     As a result of adopting SFAS 123R, the Company's income before taxes and net income for the year ended April 30, 2007, were each approximately $55,000 lower than if the Company had continued to account for the share-based compensation under APB 25.

     We receive a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised if the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to the adoption of SFAS
123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. In accordance with SFAS 123R, we will revise our Consolidated Statement of Cash
Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the year ended April 30, 2007, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS
123R.

     The following table illustrates the effect on net income and earnings per share if the Company had accounted for stock-based compensation in accordance with SFAS 123R for the year ended April 30, 2006 (in thousands):

                                                                Year Ended
                                                              April 30, 2006
                                                              ---------------
      Net income, as reported                                         $1,667
      Add:  Stock-based compensation expense, as reported                 --
      Deduct:  Total stock-based employee compensation
        expense determined under fair value based method
        for all options                                                 (10)
                                                              ---------------
       Pro forma net income                                           $1,657
                                                              ===============

      Net income per share:
        Basic - as reported                                            $0.51
        Basic - pro forma                                              $0.51

        Diluted - as reported                                          $0.49
        Diluted - pro forma                                            $0.49

     At April 30, 2007, there was approximately $144,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.22 years.

     The following table represents stock option activity for the year ended
April 30, 2007:

                                                                                                   Weighted-
                                                                         Weighted-                  Average
                                                    Number                Average                  Remaining
                                                      of                 Exercise                   Contract
                                                    Shares                 Price                      Life
                                               ----------------     --------------------     -----------------------
Outstanding options at April 30, 2006                  255,750                    $1.40                  5.69 Years
   Granted                                              85,000                     3.88                  9.22 Years
   Exercised                                          (45,000)                     1.13                          --
   Forfeited                                                --                       --                          --
                                               ----------------     --------------------     -----------------------
Outstanding options at April 30, 2007                  295,750                    $2.16                  5.93 Years
                                               ================     ====================     =======================

Outstanding exercisable at April 30, 2007              204,083                    $1.38                  4.55 Years
                                               ================     ====================     =======================

     Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 63,000 at
April 30, 2007. At April 30, 2007 the aggregate intrinsic value of options outstanding was approximately $1,044,000, the aggregate intrinsic value of options exercisable was approximately $879,000, and the aggregate intrinsic value of options exercised during the period were approximately $205,000.

     During the year ended April 30, 2007, the Company granted 85,000 options.
These options had a weighted average grant date fair value of $5.99 per share.

     The following table summarizes information about stock options outstanding at April 30, 2007:

                                  Options outstanding                                     Options exercisable
                ------------------------------------------------------------     ---------------------------------------
                                      Weighted-
                      Number           average                                        Number              Weighted-
Range of            outstanding       remaining          Weighted-                 exercisable             average
exercise           at April 30,      contractual          average                  at April 30,           exercise
prices                 2007             life           exercise price                  2007                 price
----------------------------------------------------------------------------     ---------------------------------------
$0.81                    97,250     5 years                $0.81                        97,250                $0.81
$1.25 - $1.50            47,500     5.30 years             $1.25                        47,500                $1.25
$2.13 - $2.25            51,000     2.76 years             $2.25                        51,000                $2.25
$3.25 - $3.99            85,000     8.58 years             $3.67                         8,333                $3.55
$4.94                    15,000     9.83 years             $4.94                            --                   --
                ----------------                                                 --------------
$0.81 - $4.94           295,750     5.93 years             $2.16                       204,083                $1.38
                ================                                                 ==============

9.       INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30, 2007 and 2006 are as follows (in thousands):

                                                                              April 30,
                                                                    2007                    2006
                                                              -----------------      -------------------
Deferred tax assets:
  Current:
      Net operating loss carry forward                                     $46                     $400
      Alternative minimum tax and research and development
         credit carry forward                                              279                      261
      Accrued expenses                                                      96                      187
      Inventories                                                          275                      273
      Other                                                                 71                       76
                                                              -----------------      -------------------
Total deferred tax assets                                                  767                    1,197

Deferred tax liabilities:
      Property and equipment                                             (312)                    (250)
      Other                                                                 --                     (17)
                                                              -----------------      -------------------
Total deferred tax liabilities                                           (312)                    (267)
                                                              -----------------      -------------------
                                                                            --                       --
                                                              -----------------      -------------------
Net deferred tax asset                                                    $455                     $930
                                                              =================      ===================

                                                                        Years Ended April 30,
                                                                    2007                    2006
                                                              ------------------     -------------------
Current tax expense                                                         $32                      14
Deferred tax expense (benefit)                                              475                   (930)
                                                              ------------------     -------------------
                                                                           $507                   (916)
                                                              ==================     ===================

     The income tax benefit differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                                      Years Ended April 30,

                                                                   2007                 2006
                                                              ---------------     ------------------
               Expense at federal statutory rate                        $544                   $255
               Permanent tax differences                                (67)                     --
               State tax , net of federal tax benefit                     58                     38
               (Decrease) in valuation allowance                          --                (1,263)
               Other                                                    (28)                     54
                                                              ---------------     ------------------
                                                                        $507                 $(916)
                                                              ===============     ==================

     The Company reduced the valuation allowance to zero for the year ended
April 30, 2006 due to utilization of the net operating loss carryforward in the previous years, anticipated usage of remaining net operating loss carryforwards based on projected profitability and reversal of other deferred tax assets.
Prior to 2006, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company's likelihood of realizing a material portion of the benefit. In view of the Company's profitability during the past few years and projected earnings from operations, management concluded during the fourth quarter of 2006 that the Company was more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $930,000. On subsequent earnings, the Company has recorded income tax expense at normal rates and reduced the deferred tax asset accordingly.

     At April 30, 2007, the Company has available net operating loss carryforwards of approximately $118,000 which will begin to expire in fiscal year 2020.

10.       EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service. Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to
Internal Revenue Code maximum limitations. The Company contributes 50% of each employee's contribution up to a maximum of 6% of the employee's annual compensation. Participants in the plan may direct the Company's contribution into mutual funds and money market funds. Additionally, the Company may make discretionary contributions to the plan. For the years ended April 30, 2007 and
2006, Company contributions to the plans amounted to approximately $84,000 and
$74,000, respectively.

