Form 10QSB
period 2007-07-31
ELECSYS CORP
filed 2007-09-10
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the quarterly period ended July 31, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,284,937 shares outstanding as of September 6, 2007.

Transitional Small Business Disclosure format (check one):  Yes ( )   No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           Quarter Ended July 31, 2007

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
   Three months ended July 31, 2007 and 2006 (Unaudited)                       3

Condensed Consolidated Balance Sheets -
   July 31, 2007 (Unaudited) and April 30, 2007                                4

Condensed Consolidated Statements of Stockholders' Equity -
   Three months ended July 31, 2007 (Unaudited) and the year ended
   April 30, 2007                                                              5

Condensed Consolidated Statements of Cash Flows -
   Three months ended July 31, 2007 and 2006 (Unaudited)                       6

Notes to Condensed Consolidated Financial Statements (Unaudited)               7

ITEM 2.  Management's Discussion and Analysis or Plan of Operation            18

ITEM 3.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    26

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

ITEM 3.  Defaults Upon Senior Securities                                      26

ITEM 4.  Submission of Matters to a vote of Security Holders                  26

ITEM 5.  Other Information                                                    26

ITEM 6.  Exhibits                                                             26

Signatures                                                                    27

Exhibit Index                                                                 28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended
                                                 -----------------------------------------
                                                      July 31, 2007         July 31, 2006
                                                 -------------------    ------------------
Sales                                                        $4,787                $3,862
Cost of products sold                                         3,272                 2,548
                                                 -------------------    ------------------
Gross margin                                                  1,515                 1,314

Selling, general and administrative expenses                  1,161                   981
                                                 -------------------    ------------------

Operating income                                                354                   333

Financial income (expense):
  Interest expense                                            (102)                  (31)
  Other income, net                                              14                     4
                                                 -------------------    ------------------
                                                               (88)                  (27)
                                                 -------------------    ------------------

Income before income taxes                                      266                   306

Income tax expense                                               92                   137
                                                 -------------------    ------------------

Net income                                                     $174                  $169
                                                 ===================    ==================

Net income per share information:
  Basic                                                       $0.05                 $0.05
  Diluted                                                     $0.05                 $0.05

Weighted average common shares outstanding:
  Basic                                                       3,285                 3,240
  Diluted                                                     3,479                 3,402

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                              July 31, 2007          April 30, 2007
                                                           -------------------     -----------------
                                                               (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                          $297                  $503
      Accounts receivable, less allowances of $149
        and $126, respectively                                          3,941                 2,966
      Inventories, net                                                  5,247                 4,686
      Prepaid expenses                                                     48                    99
      Deferred taxes                                                      760                   767
                                                           -------------------     -----------------
   Total current assets                                                10,293                 9,021

   Property and equipment, at cost:
      Land                                                              1,737                 1,737
      Building and improvements                                         3,392                 3,392
      Equipment                                                         3,114                 3,005
                                                           -------------------     -----------------
                                                                        8,243                 8,134
      Accumulated depreciation                                        (1,927)               (1,806)
                                                           -------------------     -----------------
                                                                        6,316                 6,328

   Goodwill                                                                85                    82
   Intangible assets, net                                                 338                   351
   Other assets, net                                                       70                    71
                                                           -------------------     -----------------
Total assets                                                          $17,102               $15,853
                                                           ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                 $2,335                $2,050
      Accrued expenses                                                    718                   708
      Note payable to bank                                              2,357                 1,525
      Current maturities of long-term debt                                158                   192
                                                           -------------------     -----------------
   Total current liabilities                                            5,568                 4,475

Deferred taxes                                                            310                   312
Long-term debt, less current maturities                                 3,692                 3,725

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; issued and outstanding - none                         --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,284,937                   33                    33
      Additional paid-in capital                                        9,048                 9,031
      Accumulated deficit                                             (1,549)               (1,723)
                                                           -------------------     -----------------
   Total stockholders' equity                                           7,532                 7,341
                                                           -------------------     -----------------
Total liabilities and stockholders' equity                            $17,102               $15,853
                                                           ===================     =================

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                           Common           Common        Additional                             Total
                                            Stock            Stock          Paid-In        Accumulated       Stockholders'
                                        (# of shares)         ($)           Capital          Deficit             Equity
Balance at April 30, 2006                       3,240             $32          $8,926           $(2,769)             $6,189
 Net income                                        --              --              --              1,046              1,046
 Exercise of stock options                         45               1              50                 --                 51
 Share-based compensation expense                  --              --              55                 --                 55
                                        --------------    ------------    ------------    ---------------    ---------------
Balance at April 30, 2007                       3,285              33           9,031            (1,723)              7,341
 Net income                                        --              --              --                174                174
 Share-based compensation expense                  --              --              17                 --                 17
                                        --------------    ------------    ------------    ---------------    ---------------
Balance at July 31, 2007 (unaudited)            3,285             $33          $9,048           $(1,549)             $7,532
                                        ==============    ============    ============    ===============    ===============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                             Three months ended July 31,
                                                          ----------------------------------
                                                               2007               2006
                                                          ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                          $174                $169
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                   17                  11
   Depreciation                                                      124                  86
   Amortization                                                       13                   9
   Provision for doubtful accounts                                    23                   5
   Gain on disposal of property and equipment                         --                 (1)
   Deferred income taxes                                               5                 123
   Changes in operating assets and liabilities:
      Accounts receivable                                          (998)                  33
      Inventories                                                  (561)               (791)
      Accounts payable                                               285                 652
      Accrued expenses                                                10               (157)
      Other                                                           52               (108)
                                                          ---------------    ---------------
Net cash provided by (used in) operating activities                (856)                  31
                                                          ---------------    ---------------

Cash Flows from Investing Activities:
Purchases of property and equipment                                (112)               (191)
Proceeds from sale of property and equipment                          --                   1
Goodwill increase related to acquisition costs                       (3)                 (7)
                                                          ---------------    ---------------
Net cash (used in) investing activities                            (115)               (197)
                                                          ---------------    ---------------

Cash Flows from Financing Activities:
Borrowings on note payable to bank                                 2,094                  --
Principal payments on note payable to bank                       (1,262)                  --
Principal payments on long-term debt                                (67)                 (9)
                                                          ---------------    ---------------
Net cash provided by (used in) financing activities                  765                 (9)
                                                          ---------------    ---------------
Net (decrease) in cash and cash equivalents                        (206)               (175)
Cash and cash equivalents at beginning of period                     503                 688
                                                          ---------------    ---------------
Cash and cash equivalents at end of period                          $297                $513
                                                          ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                            $102                 $31
Cash paid during the period for income taxes                          --                  14

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  July 31, 2007
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

Nature of Operations
     Elecsys Corporation (the "Company") is a publicly traded holding company with two wholly owned subsidiaries, DCI, Inc. and NTG, Inc. DCI, Inc. ("DCI")
designs, manufactures, and integrates custom electronic interface solutions for original equipment manufacturers ("OEMs") in the aerospace, communications, industrial product, medical and other industries. DCI has specialized capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, with circuit boards and other electronic components. NTG Inc. ("NTG") designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries that require remote monitoring.

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

Recent Accounting Pronouncements
     As of May 1, 2007, the Company adopted Financial Accounting Standards Board
("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an
Interpretation of FASB Statement 109 ("FIN 48"), which clarified the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions taken or expected to be taken in a tax return. It is management's responsibility to determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. As of May
1, 2007, the Company had no unrecognized tax benefits which needed to be adjusted for. As of July 31, 2007, management had reviewed the income tax positions taken or expected to be taken for the open tax years and determined that our income tax positions are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a material effect on the
Company's financial

statements for the three months ended July 30, 2007. Open tax years are April
30, 2003, 2004, 2005 and 2006.

     The Company would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of May 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions. As of July 31,
2007, the Company recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.

     In September 2006, the FASB issued Statement Financial Accounting Standards
("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 but it does not believe the adoption will have a significant impact on its financial position and results of operations.

     On February 15, 2007, the FASB, issued SFAS No. 159 ("SFAS 159"), The Fair
Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, the
Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities, are not met. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If the Company adopts this standard, it does not expect it to have a material effect on its financial statements.

Revenue Recognition
     The Company derives revenue from the manufacture and sale of electronic assemblies, liquid crystal displays and remote monitoring equipment. We also derive revenue from repairs and non-warranty services, engineering design services and remote monitoring services. Production and repaired units from our
DCI subsidiary and remote monitoring equipment from our NTG subsidiary are billed to the customer and revenue is recognized after they are shipped and title has transferred to the customer. For customers that utilize the Company's engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed. Remote monitoring services, which includes the remote messaging and subscription billings, are billed and the revenue recognized at the end of the month after the services are completed.

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

Intangible assets
     Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software. These intangible assets are interrelated except for customer relationships. Intangible assets are amortized over their estimated 5 year (in the case of customer relationships) or 10 year (for all other) useful lives using the straight-line method.

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc. and NTG, Inc. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

     The balance sheet at April 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes included in the Company' annual report on Form 10-KSB for the year ended April 30, 2007.

3.   INVENTORY

     Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately $306,000 and $251,000, for the periods ended July 31, 2007 and April 30, 2007, respectively, are summarized by major classification as follows (in thousands):

                                     July 31, 2007          April 30, 2007
                                  -----------------     ---------------------
         Raw material                       $3,100                    $2,871
         Work-in-process                     1,195                     1,053
         Finished goods                        952                       762
                                  -----------------     ---------------------
                                            $5,247                    $4,686
                                  =================     =====================

4.   STOCK OPTION PLAN

     At July 31, 2007, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of
Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the
Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the Company. As of
July 31, 2007, options to purchase approximately 300,250 shares were outstanding of which 227,417 are vested and exercisable.

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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended July 31, 2007 and
2006.

                                Three Months Ended      Three Months Ended
                                   July 31, 2007          July 31, 2006
                               --------------------    --------------------
     Risk-free interest rate           4.85%                  5.00%
     Expected life, in years             6                      6
     Expected volatility              51.32%                  56.23%
     Dividend yield                    0.0%                    0.0%
     Forfeiture rate                   5.00%                  5.00%

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

     The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options. In accordance with
SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows. For the three-month period ended July 31, 2007, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

     The following table represents stock option activity for the three-month period ended July 31, 2007:

                                                                   Weighted-            Weighted-
                                                  Number            Average              Average
                                                    of             Exercise             Remaining
                                                  Shares             Price            Contract Life
                                                ------------    ---------------    --------------------
    Outstanding options at April 30, 2007           295,750              $2.16              5.93 Years
       Granted                                        4,500               7.30
       Exercised                                         --                 --
       Forfeited                                         --                 --
                                                ------------    ---------------    --------------------
    Outstanding options at July 31, 2007            300,250              $2.23              5.74 Years
                                                ============    ===============    ====================

    Outstanding exercisable at July 31, 2007        227,417              $1.61              4.76 Years
                                                ============    ===============    ====================

     Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 58,500 at
July 31, 2007. At July 31, 2007 the aggregate intrinsic value of options outstanding was approximately $1,517,000, and the aggregate intrinsic value of options exercisable was approximately $1,290,000. There were no options exercised in the three-month period ended July 31, 2007. The Company recognized share-based compensation expense of $17,000 for the three-month period ended
July 31, 2007. The weighted-average fair value of the options granted in the three-month period ended July 31, 2007 was $3.66 per option.

     The following table summarizes information about stock options outstanding at July 31, 2007:

                                        Options Outstanding                               Options Exercisable
                      ------------------ ------------------- ------------------    ---------------- -----------------
                                               Weighted-
                             Number             Average           Weighted-              Number         Weighted-
      Range of            Outstanding          Remaining           Average            Exercisable        Average
      Exercise            at April 30,        Contractual         Exercise            at April 30,      Exercise
       Prices                 2007               Life              Price                  2007            Price
--------------------- ------------------ ------------------- ------------------    ---------------- -----------------
$0.81                            97,250       4.75 years             $0.81                  97,250        $0.81
$1.25 - $1.50                    47,500       5.31 years             $1.25                  47,500        $1.25
$2.13 - $2.25                    51,000       2.51 years             $2.25                  51,000        $2.25
$3.25 - $3.99                    85,000       8.26 years             $3.67                  31,667        $3.63
$4.94                            15,000       9.50 years             $4.94                      --         --
$7.30                             4,500       9.83 years             $7.30                      --         --
                      ------------------                                           ----------------
$0.81 - $7.30                   300,250       5.74 years             $2.23                 227,417        $1.61
                      ==================                                           ================

     At July 31, 2007, there was approximately $146,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.95 years.

5.   NET INCOME PER SHARE

     The following table presents the calculation of basic and diluted income per share (in thousands):

                                                                    Three Months Ended
                                                       -------------------------------------------
                                                          July 31, 2007           July 31, 2006
                                                       -------------------    --------------------
Numerator:
Net income                                                           $174                    $169
                                                       ===================    ====================

Denominator:
Weighted average common shares outstanding - basic                  3,285                   3,240
  Effect of dilutive options outstanding                              194                     162
                                                       -------------------    --------------------
Weighted average common shares outstanding - diluted                3,479                   3,402
                                                       ===================    ====================

     Options to purchase 80,000 shares of common stock were not included in the computation of diluted net income per share for the three-month period ended
July 31, 2006 because they were anti-dilutive.

6.   PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

     As of July 31, 2007, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, a long-term mortgage secured by approximately
74,000 square feet of land adjacent to the Company's new production and headquarters in Olathe, Kansas, and long-term financing for the facility.

     The Company renewed and increased its operating line of credit to
$3,000,000 on August 30, 2006. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements.
It is secured by accounts receivable and inventory and expires on August 29,
2007. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at July 31, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of July 31, 2007, there were
$2,357,000 in borrowings outstanding on the credit facility.

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
The net book value of that facility totaled approximately $1,411,000 and the sale resulted in a gain of approximately $324,000. The proceeds from the sale were used to repay the one-year note payable for approximately $1,453,000 that was secured by the Company's Lenexa, Kansas facility as well as to partially pay down the Industrial Revenue Bonds Series 2006B and the entire balance of the
Series 2006C bonds that was incurred to purchase the new facility in Olathe,
Kansas.

     On November 15, 2006, the Company purchased approximately 74,000 square feet of land adjacent to its new facility in Olathe. The property's purchase price of $359,000 was financed with operating cash and by borrowings from the
Company's financial institution. The Company executed a 10-year adjustable interest rate note for $240,000, which is payable in monthly installments and accrues interest at a variable rate based on the 5-year United States Treasury
Note, plus 3.25% (7.94% as of July 31, 2007). The purchase of this land provides for future facility expansion.

     The following table is a summary of the Company's long-term debt and related current maturities (in thousands):
                                                              July 31,    April 30,
                                                                2007        2007
                                                             ----------  -----------

Industrial  revenue bonds,  Series 2006A,  5-year adjustable interest  rate  based on the yield on 5-year  United  States
Treasury Notes,  plus .45% (5.50% as of July 31, 2007),  due in monthly principal and interest payments beginning October
1, 2006 through  maturity on  September 1, 2026,  secured by
real estate.                                                   $3,590      $3,617

Industrial revenue bonds,  Series 2006B, fixed interest rate of 6.06%,  due in monthly  principal  and interest  payments beginning  October 1, 2006 through  maturity on September 1,
2009, secured by equipment.                                        31          67

Note payable with an adjustable  interest rate of 7.94%, due
in  monthly  principal  and  interest   payments   beginning
December  15, 2006  through  maturity on November  15, 2016,
secured by real estate.                                           229         233
                                                             ----------  -----------
                                                                3,850       3,917

Less current maturities                                           158         192
                                                             ----------  -----------
Total long-term debt                                           $3,692      $3,725
                                                             ==========  ===========

     The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

                            Year                Amount
                     ----------------     ----------------
                     2008                            $125
                     2009                             133
                     2010                             141
                     2011                             149
                     2012                             158
                     Thereafter                     3,144
                                          ----------------
                                                   $3,850
                                          ================

7.   SEGMENT REPORTING

     The Company operates two reportable business segments: Electronic
Manufacturing Solutions and Remote Monitoring Solutions. Electronic
Manufacturing Solutions ("EMS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The Remote Monitoring Solutions
("RMS") segment designs, markets, and provides remote monitoring services. The following table presents business segment revenues, income (loss), and total assets for the three-month periods ended July 31, 2007 and 2006 (in thousands).

                                                    Three Months Ended July 31, 2007
                               ---------------------------------------------------------------------------
                                  EMS          RMS        Unallocated       Eliminations         Total
                               ----------    --------    --------------    ---------------    ------------
Sales:
  External customers              $4,436        $351               $--               $ --          $4,787
  Intersegment                       156          --                --              (156)              --
                               ----------    --------    --------------    ---------------    ------------
Total sales                       $4,592        $351               $--             $(156)          $4,787
                               ==========    ========    ==============    ===============    ============

Segment income (loss) before
 income tax expense                 $516       $(89)            $(168)                 $7            $266
                               ==========    ========    ==============    ===============    ============

Total assets                     $17,692        $877            $4,560           $(6,027)         $17,102
                               ==========    ========    ==============    ===============    ============

                                                    Three Months Ended July 31, 2006
                               ---------------------------------------------------------------------------
                                  EMS          RMS         Unallocated      Eliminations         Total
                               ----------    ---------    --------------    --------------    ------------
Sales:
  External customers              $3,694         $168               $--               $--          $3,862
  Intersegment                        99           --                --              (99)              --
                               ----------    ---------    --------------    --------------    ------------
Total sales                       $3,793         $168               $--             $(99)          $3,862
                               ==========    =========    ==============    ==============    ============

Segment income (loss) before
 income tax expense                 $585       $(150)            $(135)                $6            $306
                               ==========    =========    ==============    ==============    ============

Total assets                     $10,014         $615            $4,896          $(5,048)         $10,477
                               ==========    =========    ==============    ==============    ============

     The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                                       Three Months Ended
                                                            July 31,
                                                -------------------------------
                                                     2007             2006
                                                -------------    --------------
            Products and services:
              Electronic interface assemblies         $4,315            $3,633
              Remote monitoring solutions                351               168
              Engineering services                        94                22
              Other                                       27                39
                                                -------------    --------------
            Total sales                               $4,787            $3,862
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

                                                              Three Months Ended
                                                                   July 31,
                                                        ------------------------------
                                                            2007              2006
                                                        ------------     -------------
       Warranty reserve balance at beginning of period          $85               $82
       Expense accrued                                           22                19
       Warranty costs incurred                                 (27)              (14)
                                                        ------------     -------------
       Warranty reserve balance at end of period                $80               $87
                                                        ============     =============

9.   SUBSEQUENT EVENTS

     The Company renewed and increased its operating line of credit to
$5,000,000 on August 15, 2007. The line of credit is secured by accounts receivable and inventory and is available for working capital. The new line of credit expires on August 14, 2008 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at August 15, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

     On September 4, 2007 the Company announced that it had entered into an
Asset Purchase Agreement to acquire substantially all of the assets, including the product lines and intellectual property, and assume certain liabilities, of
Radix International Corporation and its subsidiary of Salt Lake City, Utah.
Aside from the liabilities assumed in the transaction, the amount of the consideration paid for the acquisition will be performance based and will be paid over the next five years. The acquisition is subject to certain closing conditions and is expected to close by September 14, 2007.

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

Control, Inc. ("AMCI") for approximately $90,000. The purchase price also included a pending patent application. The entire purchase price was allocated to the customer list. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications. The employees of AMCI became employees of NTG upon completion of the transaction

     On August 15, 2007, the Company renewed and increased its operating line of credit to $5,000,000. This line of credit provides the Company and its subsidiaries with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on August 14, 2008.
The Company's borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at August 15, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

Results of Operations

Three Months Ended July 31, 2007 Compared With Three Months Ended July 31, 2006.

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                   July 31, 2007                       July 31, 2006
                                                   -------------                       -------------
   Sales                                         $4,787          100.0%                $3,862         100.0%
   Cost of products sold                          3,272           68.4%                 2,548          66.0%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   1,515           31.6%                 1,314          34.0%
   Selling, general and
     administrative expenses                      1,161           24.2%                   981          25.4%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 354            7.4%                   333           8.6%
   Interest expense                               (102)          (2.1%)                  (31)         (0.8%)
   Other income, net                                 14            0.3%                     4           0.1%
                                         ---------------- -----------------    ---------------- --------------
   Income before income taxes                       266            5.6%                   306           7.9%
   Income tax expense                                92            1.9%                   137           3.5%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                      $174            3.7%                  $169           4.4%
   Net income per share - basic                   $0.05                                 $0.05
                                         ================                      ================
   Net income per share - diluted                 $0.05                                 $0.05
                                         ================                      ================

     Sales for the three months ended July 31, 2007 were approximately
$4,787,000, an increase of $925,000 or 24.0% from $3,862,000 for the comparable period of fiscal 2007. Sales

to external customers at DCI increased approximately $742,000, or 20.1%, from the prior year period. The increase was primarily the result of an increase in existing and new customer orders at DCI. We expect sales volumes at DCI to continue to increase in the next few quarters as a result of scheduled shipments to customers currently recorded in our backlog as well as new customers that have been added over the last few quarters. Sales volumes at NTG were $351,000, an increase of $183,000, or 108.9%, from the first quarter of fiscal 2007. This increase in sales at NTG was the result of new unit shipments during the period, including some of our new digital cellular- and satellite-based products and upgrades to existing field units. The three-month period ended July 31, 2007 also included an increase of $47,400, or 219%, in messaging revenues which includes messaging services for both NTG and acquired AMCI units in the field.
Sales at NTG are expected to continue to increase over the next few quarters as a result of the new digital cellular- and satellite-based products, increased messaging revenues with the corresponding increase of units deployed to the field as well as upgrades to deployed units to our new digital technologies. NTG continues to experience increases in bookings and its backlog as a result of the new products and existing unit upgrades.

     Total consolidated backlog at July 31, 2007 was approximately $10,583,000, a decrease of approximately $1,728,000, or 14.0%, from a total backlog of
$12,311,000 on July 31, 2006 and an increase of $180,000 from a total backlog of
$10,403,000 on April 30, 2007. As of July 31, 2007, DCI reported a backlog of orders of approximately $9,449,000 and NTG reported $1,134,000. For the period ended July 31, 2006, backlog totaled approximately $12,260,000 at DCI and approximately $51,000 and NTG. Backlog represents purchase orders in place from our customers that are scheduled for shipment in future periods.

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended July 31, 2007, was
31.6% of sales, or $1,515,000, compared to 34.6% of sales, or $1,314,000, for the three-month period ended July 31, 2006. DCI's gross margin was approximately
$1,334,000, or 29.0%, for the period as compared to approximately $1,256,000, or
33.1%, for the comparable period of the prior year. The decrease in gross margin percentage at DCI is primarily the result of product mix. The resulting $20,000 increase in gross margin dollars was due to increased sales volumes. Total gross margin at NTG was approximately $181,000, or 51.6%, for the three-month period ended July 31, 2007 as compared to approximately $53,000, or 31.5%, for the three-month period ended July 31, 2006. The increase in gross margin at NTG was due to lower costs of production of NTG's new products, which are manufactured at DCI, as well as overall lower indirect costs of goods sold during the period.
We expect that gross margins over the next few quarters will continue at or near our historical margins of 27% - 32%.

     Selling, general and administrative ("SG&A") expenses increased $180,000, or 18.3%, to $1,161,000 in the three-month period ended July 31, 2007 from
$981,000 in the three-month period ended July 31, 2006. SG&A expenses were 24.2%
of sales for the three-month period ended July 31, 2007 as compared to 25.4% of sales for the three-month period ended July 31, 2006. SG&A expenses at DCI increased $77,000 from the prior year period as a result of

increases in sales and marketing related expenses, support engineering costs, and increases in personnel and personnel-related expenses. These increases are primarily the result of the continued growth at DCI. NTG SG&A expenses increased
$66,000 from the comparable prior year period as a result of increased personnel and personnel-related expenses as a result of an increase in personnel, which was primarily related to the AMCI employees who were hired in December 2006 as part of the AMCI technology and product line acquisition. Corporate expenses were also $37,000 higher than the prior year period in fiscal 2007 as a result of higher professional fees. We anticipate that our SG&A expenses will grow slightly over the near term as we continue to invest in the continuing growth of
DCI as well as invest in the marketing, product development and sales at NTG.

     Interest expense was $102,000 and $31,000 for the three-month periods ended
July 31, 2007 and 2006, respectively. This increase was the direct result of interest expense on the line of credit during the period as well as interest expense on the new building debt which did not exist during the three-month period ended July 31, 2006. The majority of the interest expense during the three-month period ended July 31, 2006 was due to the interest expense and amortization of loan fees from the one-year mortgage on our former Lenexa land and building. As of July 31, 2007, there was $2,357,000 outstanding on the line of credit. We plan to continue to utilize the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings will grow as our business continues to grow and debt financing is needed to meet operating requirements and finance our capital investments.

     Income tax expense totaled $92,000 for the three-month period ended July
31, 2007 as compared to $137,000 for the three-month period ended July 31, 2006.
Income tax expense for the three-month period ended July 31, 2007 was based on a
39% blended tax rate for both federal and state taxes.

     As a result of the above factors, net income was $174,000 for the three-month period ended July 31, 2007 as compared to net income of $169,000 reported for the three-month period ended July 31, 2006.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $206,000 to $297,000 as of July 31,
2007 compared to $503,000 at April 30, 2007. This decrease was primarily the result of cash used for purchases of inventory and equipment and increases in accounts receivable during the period that were slightly offset by increases in accounts payable.

     Operating activities. Our consolidated working capital increased approximately $179,000 for the three-month period ended July 31, 2007 due to increasing levels of inventory which was slightly offset by increases in current liabilities, primarily notes payable to bank. The increases in inventory and accounts payable are the result of increasing sales and bookings that have allowed our backlog to grow to approximately $10,600,000. The resulting increase in accounts receivable is also due to increases in sales during the period as well as delays in

payments from some of our customers due to extended credit terms and their own operating cash requirements. Operating cash receipts totaled approximately
$3,789,000 and $3,900,000 during the three-month periods ended July 31, 2007 and
2006, respectively. Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $4,645,000 for the three-month period ended July 31, 2007 and $3,869,000 for the three-month period ended July 31, 2006. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. Cash used in investing activities of $115,000 during the three-month period ended July 31, 2007 was $82,000 lower than the cash used during the three-month period ended July 31, 2006 which totaled $197,000. During the three-month period ended July 31, 2006, approximately $191,000 of the cash used was the direct result of purchases of equipment that were intended to increase production capacity and improve productivity in our new production facility which we moved into during the second quarter of fiscal 2007. The purchase of additional equipment during the three-month period ended July 31,
2007 accounted for $112,000 of the cash used for investing activities during the period.

     Financing activities. For the three-month period ended July 31, 2007, total borrowings on our operating line of credit were $2,094,000 which were primarily used to finance the operations of DCI and NTG. Payments on the line of credit and long-term debt were $1,329,000 for the first fiscal quarter. The cash used in financing activities of approximately $9,000 for the three-month period ended
July 31, 2006 was due to principal payments on a one-year note payable to the bank that financed our former Lenexa facility and land. As of July 31, 2007, there were $2,357,000 borrowings outstanding on the operating line of credit.

     The Company increased its operating line of credit to $5,000,000 on August
15, 2007. The line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on August 14, 2008 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (8.5% at August 15, 2007) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

     Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of DCI and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayment for the foreseeable future.

     The following table summarizes our contractual obligations as of July 31,
2007 (in thousands):

                                                            For Fiscal Years Ending April 30,
                               Total         2008         2009        2010        2011        2012      Thereafter
                              ---------    ---------    ---------    --------    --------    -------    ------------
Contractual obligations:
  Series A IRB Bonds
     (Building Debt)            $3,590          $82         $115        $121        $128       $134          $3,010
  Series B IRB Bonds
     (Equipment Debt)               31           31           --          --          --         --              --
  Interest payments              2,268          158          202         195         186        178           1,349
  Operating leases                   9            4            3           2          --         --              --
  Land Note                        229           12           18          20          21         24             134
                              ---------    ---------    ---------    --------    --------    -------    ------------
Total                           $6,127         $287         $338        $338        $335       $336          $4,493
                              =========    =========    =========    ========    ========    =======    ============

                                      Amount available at         Amount owed at
          Other obligations:              July 31, 2007           July 31, 2007              Expiration
                                     -----------------------    -------------------    -----------------------
            Line of credit                      $3,000,000             $2,357,000            August 30, 2007

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

          Not Applicable.

ITEM 3. Defaults Upon Senior Securities

          Not Applicable.

ITEM 4. Submission of Matters to a vote of Security Holders

          Not Applicable

ITEM 5. Other Information

          Not Applicable.

ITEM 6. Exhibits

          10.1 Business Loan Agreement (Asset Based) dated August 15, 2007 between Elecsys Corporation and Bank Midwest N.A.
          10.2 Change in Terms Agreement dated August 15, 2007 between Elecsys
          Corporation and Bank Midwest N.A.
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

                                       ELECSYS CORPORATION

September 10, 2007                       /s/ Karl B. Gemperli
------------------------               ------------------------------------
Date                                   Karl B. Gemperli
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

September 10, 2007                       /s/ Todd A. Daniels
------------------------               -------------------------------------
Date                                   Todd A. Daniels
                                       Vice President and Chief Financial Officer
                                       (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Item      Description

10.1      Business Loan Agreement (Asset Based) dated August 15, 2007 between
          Elecsys Corporation and Bank Midwest N.A.

10.2      Change in Terms Agreement dated August 15, 2007 between
          Elecsys Corporation and Bank Midwest N.A.

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

