Form 10QSB
period 2007-10-31
ELECSYS CORP
filed 2007-12-21
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the period ended October 31, 2007.

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

                                 (913) 647-0158
                           (Issuer's telephone number)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act  during  the  previous  12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements for the past 90 days. Yes (X) No( )

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common stock,  as of the  latest  practicable  date:  Common  stock,  $0.01 par value -
3,284,937 shares outstanding as of December 7, 2007.

Transitional Small Business Disclosure format (check one): Yes ( ) No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended October 31, 2007

                                      INDEX                                          Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months and six months ended October 31, 2007 and 2006 (Unaudited)            3

Condensed Consolidated Balance Sheets -
     October 31, 2007 (Unaudited) and April 30, 2007                                    4

Condensed Consolidated Statements of Stockholders' Equity -
     Six months ended October 31, 2007 (Unaudited) and year ended April 30, 2007        5

Condensed Consolidated Statements of Cash Flows -
     Six months ended October 31, 2007 and 2006 (Unaudited)                             6

Notes to Condensed Consolidated Financial Statements (Unaudited)                        8

ITEM 2.  Management's Discussion and Analysis or Plan of Operation                      22

ITEM 3.  Controls and Procedures                                                        33

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              34

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    34

ITEM 3.  Defaults Upon Senior Securities                                                34

ITEM 4.  Submission of Matters to a Vote of Security Holders                            34

ITEM 5.  Other Information                                                              34

ITEM 6.  Exhibits                                                                       34

Signatures                                                                              35

Exhibit Index                                                                           36

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                 October 31,                     October 31,
                                                          ---------------------------     ---------------------------
                                                             2007            2006            2007           2006
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $5,602         $5,596         $10,389          $9,458
   Cost of products sold                                        3,806          3,936           7,078           6,484
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                 1,796          1,660           3,311           2,974

   Selling, general and administrative expenses                 1,656          1,170           2,817           2,151
                                                          ------------    -----------     -----------    ------------

   Operating income                                               140            490             494             823

   Financial income (expense):
     Interest expense                                           (127)           (89)           (229)           (120)
     Other income, net                                              3              2              17               6
                                                          ------------    -----------     -----------    ------------
                                                                (124)           (87)           (212)           (114)
                                                          ------------    -----------     -----------    ------------

   Net income before income taxes                                  16            403             282             709

   Income tax expense                                               6            162              98             299
                                                          ------------    -----------     -----------    ------------

   Net income                                                     $10           $241            $184            $410
                                                          ============    ===========     ===========    ============

   Net income per share information:
     Basic                                                      $0.00          $0.07           $0.06           $0.13
     Diluted                                                    $0.00          $0.07           $0.05           $0.12

   Weighted average common shares outstanding:
     Basic                                                      3,285          3,240           3,284           3,240
     Diluted                                                    3,458          3,417           3,467           3,410

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                                                        October 31, 2007        April 30, 2007
                                                                      -------------------     -----------------
                                                                             (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                     $460                  $503
      Accounts receivable, less allowances of $247
        and $126, respectively                                                     3,214                 2,966
      Inventories                                                                  6,203                 4,686
      Prepaid expenses                                                                51                    99
      Deferred taxes                                                                 781                   767
                                                                      -------------------     -----------------
   Total current assets                                                           10,709                 9,021

   Property and equipment, at cost:
      Land                                                                         1,737                 1,737
      Building and improvements                                                    3,392                 3,392
      Equipment                                                                    3,234                 3,005
                                                                      -------------------     -----------------
                                                                                   8,363                 8,134
      Accumulated depreciation                                                   (2,056)               (1,806)
                                                                      -------------------     -----------------
                                                                                   6,307                 6,328

   Goodwill                                                                           90                    82
   Intangible assets, net                                                          3,073                   351
   Other assets, net                                                                  78                    71
                                                                      -------------------     -----------------
Total assets                                                                     $20,257               $15,853
                                                                      ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                            $2,660                $2,050
      Accrued expenses                                                             1,969                   708
      Notes payable to bank                                                        3,437                 1,525
      Current maturities of long-term debt                                           297                   192
                                                                      -------------------     -----------------
   Total current liabilities                                                       8,363                 4,475

   Long-term liabilities:
      Deferred taxes                                                                 303                   312
      Long-term debt, less current maturities                                      4,028                 3,725
                                                                      -------------------     -----------------
                                                                                   4,331                 4,037

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                      --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,284,937                              33                    33
      Additional paid-in capital                                                   9,069                 9,031
      Accumulated deficit                                                        (1,539)               (1,723)
                                                                      -------------------     -----------------
   Total stockholders' equity                                                      7,563                 7,341
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                       $20,257               $15,853
                                                                      ===================     =================

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                    Common                         Additional                              Total
                                                     Stock            Common         Paid-In        Accumulated        Stockholders'
                                                 (# of shares)      Stock ($)        Capital          Deficit             Equity
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2006                                3,240             $32          $8,926           $(2,769)              $6,189
  Net income                                                --              --              --              1,046               1,046
  Exercise of stock options                                 45               1              50                 --                  51
  Share-based compensation expense                          --              --              55                 --                  55
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2007                                3,285              33           9,031            (1,723)               7,341
  Net income                                                --              --              --                184                 184
  Share-based compensation expense                          --              --              38                 --                  38
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at October 31, 2007 (unaudited)                  3,285             $33          $9,069           $(1,539)              $7,563
                                                 ==============     ===========    ============    ===============    ================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                        Six months ended October 31,
                                                                      ----------------------------------
                                                                           2007               2006
                                                                      ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                                      $184                $410
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                               38                  25
   Depreciation                                                                  255                 210
   Amortization                                                                   79                  18
   Provision for doubtful accounts                                                57                   6
   Loss on disposal of assets                                                     --                   9
   Deferred income taxes                                                        (23)                 279
   Changes in operating assets and liabilities, net of
     acquisition:
      Accounts receivable                                                    (1,617)             (1,381)
      Inventories                                                              (452)             (1,067)
      Accounts payable                                                         (232)               1,673
      Accrued expenses                                                         (439)                  16
      Other, net                                                                  41               (157)
                                                                      ---------------    ---------------
Net cash provided by (used in) operating activities                          (2,109)                  41
                                                                      ---------------    ---------------

Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment                                  --                   1
Purchases of property and equipment                                            (234)             (4,969)
Acquisition, net of cash acquired                                               (12)                  --
Goodwill increase related to acquisition costs                                   (8)                (14)
Costs incurred for intangible assets                                              --                  --
                                                                      ---------------    ---------------
Net cash (used in) investing activities                                        (254)             (4,982)
                                                                      ---------------    ---------------

Cash Flows from Financing Activities:
Borrowings on long-term debt                                                     550               4,180
Principal payments on long-term debt                                           (142)                (24)
Net borrowings on notes payable to bank                                        1,912               2,166
Principal payments on notes payable to bank                                       --             (1,826)
                                                                      ---------------    ---------------
Net cash provided by financing activities                                      2,320               4,496
                                                                      ---------------    ---------------
Net (decrease) in cash and cash equivalents                                     (43)               (445)
Cash and cash equivalents at beginning of period                                 503                 688
                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                      $460                $243
                                                                      ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                        $228                 $89
Cash paid during the period for income taxes                                      --                  19

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
Land and building transferred to assets held for sale                            $--              $1,411

Acquisition of assets and assumed liabilities:
  Receivables                                                                    882                  --
  Inventories                                                                  1,065                  --
  Intangibles                                                                  2,731                  --
  Accounts payable                                                             (772)                  --
  Accounts payable due to Elecsys Corporation                                (2,194)                  --
  Accrued expenses                                                           (1,700)                  --
                                                                      ---------------
Total cash paid in acquisition, net of cash acquired                             $12                  --
                                                                      ===============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                October 31, 2007
                                   (Unaudited)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations
     Elecsys  Corporation  (the  "Company") is a publicly traded holding company with three wholly owned subsidiaries,  DCI, Inc. ("DCI"), NTG, Inc. ("NTG"), and
Radix Corporation  ("Radix").  DCI provides  electronic design and manufacturing services  for  original  equipment  manufacturers  ("OEMs")  in  the  aerospace, transportation,  communications,  safety,  security and other industrial product industries.  DCI has specialized  expertise and capabilities to integrate custom electronic  assemblies  with a  variety  of  innovative  display  and  interface technologies. NTG designs, markets, and provides remote monitoring solutions for the gas and oil  pipeline  industry  as well as other  industries  that  require remote monitoring. Radix was created as a wholly owned subsidiary to acquire the assets and assume certain liabilities of Radix International Corporation and its subsidiary.  The  transaction  closed on September 18, 2007 and the results from operations  since September 18, 2007 and its resulting  financial  condition are included in the Company's  consolidated  financial  statements.  Radix develops, designs and markets  ultra-rugged  handheld computers,  peripherals and portable printers.  The markets served by its products include utilities,  transportation logistics,  traffic and parking enforcement,  route  accounting/deliveries,  and inspection and maintenance.

     A majority of the Company's  sales are made to customers  within the United
States,  but its  customer  base also  includes  customers in Canada and several other international markets.

Comprehensive Income
     The Company has no  components  of other  comprehensive  income;  therefore comprehensive income equals net income.

Recent Accounting Pronouncements
     As of May 1, 2007, the Company adopted Financial Accounting Standards Board
("FASB")  Interpretation  No. 48, Accounting for Uncertainty in Income Taxes--an
Interpretation  of FASB Statement 109 ("FIN 48"), which clarified the accounting for uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and a measurement  attribute for financial  statement  recognition  of tax positions taken or expected to be taken in a tax return. It is management's responsibility to determine  whether it is  "more-likely-than-not"  that a tax position will be sustained  upon  examination,  including  resolution  of any related  appeals or litigation  processes,  based on the technical merits of the position. As of May
1, 2007,  the  Company  had no  unrecognized  tax  benefits  which  needed to be adjusted  for. As of October 31,  2007,  management  had reviewed the income tax positions  taken or expected  to be taken for the open tax years and  determined that our income tax  positions  are  appropriately  stated and supported for all open years

and that the adoption of FIN 48 did not have a material  effect on the Company's financial  statements for the six months ended October 31, 2007.  Open tax years are April 30, 2003, 2004, 2005 and 2006.

     The Company would recognize  interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements  within income tax expense.  At the adoption date of May 1, 2007, the Company recognized no interest or penalties  related to uncertain tax positions.  As of October 31,
2007, the Company recorded no accrued interest or penalties related to uncertain tax  positions.  Management  expects  no  significant  change  in the  amount of unrecognized  tax  benefit,  accrued  interest or  penalties  within the next 12 months.

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

Goodwill
     Goodwill  is  initially  measured  as the excess of the cost of an acquired business  over the fair  value of the  identifiable  net  assets  acquired.  The
Company does not amortize  goodwill,  but rather  reviews its carrying value for impairment  annually,  and whenever an impairment  indicator is identified.  The
Company performs its annual impairment test at year-end. The goodwill impairment test  involves a two-step  approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second  step of the  goodwill  impairment  test  measures  the amount of the impairment using a fair value-based approach.

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

Revenue Recognition
     We derive revenue from the  manufacture  of production  units of electronic
assemblies,   liquid  crystal   displays,   remote   monitoring   equipment  and
ultra-rugged  handheld  computers and  peripherals.  We also derive revenue from
repairs  and  non-warranty   services,   engineering  design  services,   remote
monitoring services and maintenance contracts. Production and repaired units are billed to the customer after they are shipped.  Remote  monitoring  services and maintenance  contracts  are billed and the revenue  recognized at the end of the month after the services or  maintenance  periods are  completed.  For customers that utilize our engineering design services, we bill the customer and recognize revenue after the design services or tooling have been completed. We require our customers  to  provide a binding  purchase  order to  verify  the  manufacturing services to be provided. Typically, we do not have any post-shipment obligations that would include customer acceptance requirements,  training,  installation or other services.

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

2.       BASIS OF PRESENTATION

     The accompanying  unaudited condensed  consolidated financial statements of
the  Company   include  the  accounts  of  the  Company  and  its  wholly  owned subsidiaries,  DCI, Inc., NTG, Inc. and Radix Corporation.  Radix, the Company's
wholly owned subsidiary,  acquired the assets and assumed certain liabilities of
Radix  International  Corporation  and its subsidiary on September 18, 2007. All significant  intercompany  balances and transactions  have been eliminated.  The condensed  consolidated  financial  statements  have been prepared in accordance with generally accepted  accounting  principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles in the United
States for complete  financial  statements.  In the opinion of  management,  all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month  periods ended October 31, 2007 are not necessarily  indicative of the results that may be expected for the year ending April 30, 2008.

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

3.       ACQUISITION OF ASSETS

     On  September  18, 2007,  the Company,  through its newly formed and wholly owned  subsidiary,  Radix  Corporation,  acquired the assets and assumed certain liabilities of Radix  International  Corporation and its subsidiary of Salt Lake
City,  Utah. The Company made the strategic  decision to grow through  expansion into the  specialized  niche of rugged mobile  computing.  The Company  acquired approximately $4.7 million in tangible assets, including accounts receivable and inventory,  as well as all of the  intellectual  property and intangible  assets owned by Radix International Corporation and its subsidiary. In the transaction, the Company's new subsidiary  assumed  accounts payable due to the Company's DCI subsidiary,  assumed  an  additional  amount of  approximately  $2.5  million in liabilities,  and  incurred  acquisition  costs of  approximately  $25,000.  The transaction also includes  performance related  compensation based on the annual revenues  of  the  acquired  business  over  the  next  five  years.  The  total performance related compensation is limited to approximately $2.2 million and is subject to certain conditions that may impact the total amount to be paid.

     The acquisition has been accounted for as a purchase and, accordingly,  the accompanying  financial  statements  include  the results of  operations  of the
Company's new subsidiary, Radix Corporation, from the date of the acquisition.

         The purchase price was allocated as follows (in thousands):

         Assets acquired:
           Receivables                                                               $882
           Inventories                                                              1,065
           Intangibles, including goodwill, non-compete agreements and other        2,731
                                                                               -----------
                                                                                    4,678

         Liabilities assumed:
           Accounts payable to outside vendors                                      (772)
           Accounts payable to DCI, Inc. (A subsidiary of Elecsys Corporation)    (2,194)
           Accrued expenses                                                       (1,700)
                                                                               -----------
                                                                                  (4,666)
                                                                               -----------
         Cost of acquisition, net of cash acquired                                    $12
                                                                               ===========

     The  purchase  price in excess  of the fair  value of the  tangible  assets acquired has been allocated to intangibles on a preliminary  basis.  The Company has  engaged  an  independent  third  part  valuation  expert  to  assist in the allocation  of the excess  purchase  price to the  various  specific  separately
identifiable  intangibles.   This  may  include  product  designs,  tooling  and
software,  customer  lists,  non-compete  agreements  with the former  company's executives  and owners,  and contracts  with business  partners  worldwide.  The useful lives of these  intangible  assets will be  determined  by the third part valuation  expert and will be  appropriately  amortized over their useful lives.
The  valuation  report is  expected  to be  completed  during the  fiscal  third quarter.

Amortization  expense for the intangible assets is estimated to be approximately
$300,000 in each of the next five fiscal years.

     The  following  table  sets  forth  the  unaudited  pro  forma  results  of operations  of the Company for the periods ended October 31, 2007 and 2006 as if the Company had acquired  the assets and assumed  certain  liabilities  of Radix
International  Corporation  and  subsidiary at the  beginning of the  respective periods.  The pro forma information contains the actual operating results of the
Company and Radix with the  results  prior to  September  18,  2007,  for Radix, adjusted  to include pro forma  impact of (i) the  elimination  of  intercompany sales and gross margin in inventory as of the periods presented; (ii) additional interest expense associated with the financing  arrangement  entered into by the
Company  on  September  25,  2007 in  connection  with  the  transaction;  (iii)
additional  expense  as a  result  of  estimated  amortization  of  identifiable intangible  assets;  (iv) and an  adjustment  to income tax  expense for the tax effect of the above  adjustments.  These pro forma  amounts do not purport to be indicative  of the  results  that  would  have  actually  been  obtained  if the acquisitions  occurred at the beginning of the respective periods or that may be obtained in the future (in thousands, except per share data).

                                                        Three Months Ended October 31,
                                 -------------------------------------------------------------------------------
                                                2007                                      2006
                                 -------------------------------------    --------------------------------------
                                               Pro forma    Pro forma                   Pro forma    Pro forma
                                 Reported     adjustments                  Reported    adjustments
                                 ----------- -------------- ----------    ------------ ------------- -----------
Sales                                $5,602           $754     $6,356          $5,596        $3,370      $8,966
Net income (loss)                        10          (210)      (200)             241           168         409

Basic Earnings per share              $0.00                   $(0.06)           $0.07                     $0.13
Diluted Earnings per share            $0.00                   $(0.06)           $0.07                     $0.12

                                                         Six Months Ended October 31,
                                 -------------------------------------------------------------------------------
                                                2007                                      2006
                                 -------------------------------------    --------------------------------------
                                               Pro forma    Pro forma                   Pro forma    Pro forma
                                 Reported     adjustments                  Reported    adjustments
                                 ----------- -------------- ----------    ------------ ------------- -----------
Sales                               $10,389         $1,399    $11,788          $9,458        $5,235     $14,693
Net income (loss)                       184          (414)      (230)             410         (163)         247

Basic Earnings per share              $0.06                   $(0.07)           $0.13                     $0.08
Diluted Earnings per share            $0.05                   $(0.07)           $0.12                     $0.07

4.       INVENTORIES

     Inventories are stated at the lower of cost or market,  using the first-in, first-out (FIFO) method. Inventories,  net of reserves of approximately $324,000 and  $251,000,  for the  periods  ended  October  31,  2007 and April 30,  2007, respectively, are summarized by major classification as follows (in thousands):

                                                   October 31, 2007           April 30, 2007
                                              ----------------------    ---------------------
               Raw material                                  $4,528                   $2,871
               Work-in-process                                1,178                    1,053
               Finished goods                                   497                      762
                                              ----------------------    ---------------------
                                                             $6,203                   $4,686
                                              ======================    =====================

5.       STOCK OPTION PLAN

     At October 31, 2007, the Company had an equity-based compensation plan from which  stock-based  compensation  awards are granted to eligible  employees  and consultants  of the Company.  According to the terms of the Company's 1991 stock option  plan (the  "Plan")  for which the Company  originally  reserved  675,000 shares of common stock,  both incentive  stock options and  non-qualified  stock options to purchase common stock of the Company may be granted to key employees, directors  and  consultants  to the Company,  at the  discretion of the Board of
Directors.  Incentive  stock  options may not be granted at prices that are less than the fair market  value on the date of grant.  Non-qualified  options may be granted  at  prices  determined  appropriate  by the Board of  Directors  of the
Company,  but have not been  granted  at less than  market  value on the date of grant.  Generally,  these options become  exercisable  and vest over one to five years and expire  within 10 years of the date of grant.  The Plan also  provides for  accelerated  vesting if there is a change in control of the Company.  As of
October  31,  2007,  options  to  purchase  approximately  310,250  shares  were outstanding of which 227,417 were vested and exercisable.

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

     The fair value of each option award is estimated on the date of grant using
the   Black-Scholes   option   pricing   model,   which   uses   the   following
weighted-average  assumptions  for the six-month  periods ended October 31, 2007 and 2006.

                                                 Six Months Ended            Six Months Ended
                                                 October 31, 2007            October 31, 2006
                                              ------------------------    ------------------------
            Risk-free interest rate                       4.16%-4.85%                       5.00%
            Expected life, in years                                 6                           6
            Expected volatility                          50.00-51.32%                      56.23%
            Dividend yield                                       0.0%                        0.0%
            Forfeiture rate                                     5.00%                       5.00%

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

     The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions  generally for the excess of the price at which the options are sold over the exercise prices of the options. In accordance with
SFAS 123R,  the  Company  reports  any tax  benefit  from the  exercise of stock options as financing cash flows.  For the three-month and six-month period ended
October 31, 2007,  there were no exercises of stock options which  triggered tax benefits,  therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

     The  following  table  represents  stock option  activity for the six-month period ended October 31, 2007:

                                                                    Number       Weighted-Average   Weighted-Average
                                                                      of             Exercise          Remaining                                                                           of             Exercise
                                                                    Shares            Price          Contract Life
                                                                  ------------     -------------    -----------------
    Outstanding options at April 30, 2007                             295,750             $2.16           5.93 Years
       Granted                                                         14,500              6.61           9.78 Years
       Exercised                                                           --                --
       Forfeited                                                           --                --
                                                                  ------------
    Outstanding options at October 31, 2007                           310,250             $2.37           5.63 Years
                                                                  ============     =============    =================

    Outstanding exercisable at October 31, 2007                       227,417             $1.62           4.51 Years
                                                                  ============     =============    =================

     Shares  available for future stock option  grants to  employees,  officers, directors and

consultants  of the Company  under the existing  Plan were 48,500 at October 31,
2007. At October 31, 2007, the aggregate  intrinsic value of options outstanding was  approximately  $1,168,000,  and the  aggregate  intrinsic  value of options exercisable was approximately $1,022,000. There were no options exercised in the six-month  period ended  October 31, 2007.  The Company  recognized  share-based compensation  expense of  approximately  $38,000 for the six-month  period ended
October 31, 2007. The weighted-average  fair value of the options granted in the six-month period ended October 31, 2007 was $3.68 per option.

         The  following  table  summarizes   information   about  stock  options
outstanding at October 31, 2007:

                                        Options Outstanding                               Options Exercisable
                      ------------------ ------------------- ------------------    ---------------- -----------------
                           Number         Weighted-Average                             Number
 Range of Exercise     Outstanding at        Remaining       Weighted-Average      Exercisable at   Weighted-Average
       Prices          April 30, 2007     Contractual Life    Exercise Price       April 30, 2007    Exercise Price
--------------------- ------------------ ------------------- ------------------    ---------------- -----------------
$0.81                            97,250     4.49 years             $0.81                    97,250        $0.81
$1.25 - $1.50                    47,500     4.79 years             $1.25                    47,500        $1.25
$2.13 - $2.25                    51,000     2.27 years             $2.25                    51,000        $2.25
$3.25 - $3.99                    85,000     8.06 years             $3.67                    31,667        $3.63
$4.94                            15,000     9.31 years             $4.94                        --         --
$6.30                            10,000     9.84 years             $6.30                        --         --
$7.30                             4,500     9.66 years             $7.30                        --         --
                      ------------------                                           ----------------
$0.81 - $7.30                   310,250     5.63 years             $2.37                   227,417        $1.62
                      ==================                                           ================

     At October 31,  2007,  there was  approximately  $157,000  of  unrecognized compensation  cost  related to  share-based  payments  which is  expected  to be recognized over a weighted-average period of 1.92 years.

6.       NET INCOME PER SHARE

         The  following  table  presents  the  calculation  of basic and diluted income per share (in thousands):

                                                               Three Months Ended                Six Months Ended
                                                                  October 31,                       October 31,
                                                          -----------------------------     ----------------------------
                                                                 2007             2006             2007            2006
                                                          ------------    -------------     ------------    ------------
Numerator:
Net income                                                        $10             $241             $184            $410

Denominator:
Weighted average common shares
  outstanding - basic                                           3,285            3,240            3,285           3,240
     Effect of dilutive options outstanding                       173              177              182             170
                                                          ------------    -------------     ------------    ------------
Weighted average common shares
  outstanding - diluted                                         3,458            3,417            3,467           3,410
                                                          ============    =============     ============    ============

     Options to purchase  80,000  shares of common stock were  determined  to be anti-dilutive and were not included in the computation of diluted net income per share for the three-month and six-month periods ended October 31, 2006.

7.       PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

     As of October 31, 2007, the Company had multiple credit agreements with a regional  lender  based in Kansas  City,  Missouri.  These  credit  agreements include an operating line of credit, an additional  asset-backed  long-term note related  to the  Company's  acquisition  of assets  and  assumption  of  certain liabilities of Radix International  Corporation, a long-term mortgage secured by approximately  74,000  square  feet  of  land  adjacent  to  the  Company's  new production and headquarters in Olathe,  Kansas, and long-term  financing for the facility.

     The  Company  renewed  and  increased  its  operating  line  of  credit  to
$5,000,000 on August 15, 2007.  This line of credit provides the Company and its subsidiaries with short-term  financing for their working capital  requirements.
It is secured by accounts  receivable  and  inventory  and expires on August 14,
2008. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the prime rate plus .25% (8.0% at October 31, 2007) and contains various  covenants,  including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth  ratios.  As of October 31, 2007 the Company was in violation of its minimum tangible net worth covenant as a result of the Radix transaction  in which the  amount of  intangible  assets  was  significant.  The
Company received a waiver of the covenant from its financial institution for the period ended October 31, 2007 until the end of the third fiscal  quarter.  There were  $3,437,000 in borrowings  outstanding on the credit facility as of October
31, 2007.

     On September 18, 2007, the Company  completed its acquisition of assets and assumption  of  certain  liabilities  of Radix  International  Corporation.  The
Company entered into a financing arrangement on September 25, 2007, to assist it in meeting its financial obligations under the acquisition agreement. The amount
borrowed   under   this   financial   arrangement   totaled   $550,000   and  is
cross-collateralized with the Company's inventory and accounts receivable assets under its other credit agreements with the regional lender.  The note is payable in 36 monthly  installments of $17,523.57,  beginning  October 25, 2007, and the note has a fixed interest rate of 9%.

     On  September  5, 2006,  the  Company  completed  the  purchase  of its new headquarters and production  facility that was built at 846 N. Mart-Way Court in
Olathe,  Kansas  in the K.C.  Road  Business  Park.  The  Company  entered  into financing  arrangements  with its financial  institution and the City of Olathe,
Kansas,  which  approved the issuance of up to $5,000,000 of Industrial  Revenue
Bonds ("IRBs") for the development of the project and new capital equipment.  As part of the financing  arrangement for the project, the City of Olathe holds the legal title to the  facility and land which is leased to the Company by the City of Olathe. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to the Company, or its assignee, for $100.

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

     On November 15, 2006,  the Company  purchased  approximately  74,000 square feet of land  adjacent to its new facility in Olathe.  The  property's  purchase price of $359,000 was financed with  operating  cash and by borrowings  from the
Company's  financial  institution.  The  Company  executed a 10-year  adjustable interest rate note for $240,000,  which is payable in monthly  installments  and accrues  interest at a variable rate based on the 5-year United States  Treasury
Note,  plus 3.25%  (7.94% as of October  31,  2007).  The  purchase of this land provides for future facility expansion.

     The  following  table is a  summary  of the  Company's  long-term  debt and related  current  maturities  (in  thousands):
                                                                                        October          April 30,
                                                                                        31, 2007           2007
                                                                                        --------           ----
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States  Treasury  Notes,  plus .45% (5.50% as of July
31, 2007), due in monthly principal and interest  payments  beginning October 1,
2006  through  maturity on September  1, 2026,  secured by real  estate.                 $3,563          $3,617

Industrial  revenue bonds,  Series 2006B,  fixed interest rate of 6.06%,  due in monthly  principal  and  interest  payments  beginning  October 1, 2006  through maturity on September 1, 2009, secured by equipment.
                                                                                            --              67

Note payable with an adjustable interest rate of 7.94%, due in monthly principal and interest payments  beginning  December 15, 2006 through maturity on November
15, 2016, secured by real estate.
                                                                                           225             233

Note payable with a fixed interest rate of 9.00%,  due in monthly  principal and interest  payments  beginning October 25, 2007 through maturity on September 25,
2010, secured by accounts receivable and inventory.
                                                                                           537              --
                                                                                  -------------   -------------
                                                                                         4,325           3,917

Less current maturities                                                                    297             192

                                                                                  -------------   -------------
Total long-term debt                                                                    $4,028          $3,725
                                                                                  =============   =============

     The approximate  aggregate  amount of principal to be paid on the long-term debt  during  each of the next five  years  ending  April 30 is as  follows  (in thousands):

                                  Year                     Amount
                                  ----------------     ----------------
                                  2008                            $146
                                  2009                             309
                                  2010                             334
                                  2011                             235
                                  2012                             157
                                  Thereafter                     3,144
                                                       ----------------
                                                                $4,325
                                                       ================

8.       SEGMENT REPORTING

     The  Company  operates  three  reportable  business  segments:   Electronic
Manufacturing   Solutions,   Remote  Monitoring   Solutions  and  Rugged  Mobile
Computing. Electronic Manufacturing Solutions ("EMS") produces custom electronic assemblies which integrate a variety of interface  technologies,  such as custom liquid crystal displays,  light emitting diode displays,  and keypads,  and also provides  repair  services and  engineering  design  services.  The EMS business segment  is  operated  under the  Company's  DCI,  Inc.  subsidiary.  The Remote
Monitoring  Solutions  ("RMS")  segment  designs,  markets,  and provides remote monitoring  services and is operated as NTG,  Inc. The Rugged  Mobile  Computing
("RMC")  segment is operated as the  Company's  Radix  subsidiary  and began its operations upon the acquisition of assets and liabilities on September 18, 2007.
The RMC segment develops,  designs and markets ultra-rugged  handheld computers, peripherals and portable printers.

     The following table presents business segment revenues,  income (loss), and total assets for the  three-month  and six-month  periods ended October 31, 2007 and 2006 (in thousands).

                                                       Three Months Ended October 31, 2007
                          ----------------------------------------------------------------------------------------------
                             EMS            RMS           RMC          Unallocated        Eliminations         Total
                          ----------     ----------    ----------    ----------------    ----------------    -----------
Sales:
  External customers         $4,197           $821          $584                $ --                $ --         $5,602
  Intersegment                  765             --            --                  --               (765)             --
                          ----------     ----------    ----------    ----------------    ----------------    -----------
Total sales                  $4,962           $821          $584                $ --              $(765)         $5,602
                          ==========     ==========    ==========    ================    ================    ===========

Segment income
  (loss) before
  income tax expense           $398            $25        $(131)              $(148)              $(128)            $16
                          ==========     ==========    ==========    ================    ================    ===========

                                                           Three Months Ended October 31, 2006
                                        --------------------------------------------------------------------------
                                          EMS         RMS         Unallocated      Eliminations          Total
                                        --------    ---------    --------------    --------------     ------------
Sales:
  External customers                     $5,413         $183               $--             $  --           $5,596
  Intersegment                               93           --                --              (93)               --
                                        --------    ---------    --------------    --------------     ------------
Total sales                              $5,506         $183               $--             $(93)           $5,596
                                        ========    =========    ==============    ==============     ============

Segment income (loss) before
  income tax expense                       $658       $(126)            $(128)              $(1)             $403
                                        ========    =========    ==============    ==============     ============

                                                        Six Months Ended October 31, 2007
                          ----------------------------------------------------------------------------------------------
                             EMS            RMS           RMC          Unallocated        Eliminations         Total
                          ----------     ----------    ----------    ----------------    ----------------    -----------
Sales:
  External customers         $8,633         $1,172          $584                $ --                $ --        $10,389
  Intersegment                  921             --            --                  --               (921)             --
                          ----------     ----------    ----------    ----------------    ----------------    -----------
Total sales                  $9,554         $1,172          $584                $ --              $(921)        $10,389
                          ==========     ==========    ==========    ================    ================    ===========

Segment income
  (loss) before
  income tax expense           $914          $(64)        $(131)              $(316)              $(121)           $282
                          ==========     ==========    ==========    ================    ================    ===========
Total assets                $18,927         $1,518        $4,743              $4,988            $(9,919)        $20,257
                          ==========     ==========    ==========    ================    ================    ===========

                                                           Six Months Ended October 31, 2006
                                       ---------------------------------------------------------------------------
                                          EMS          RMS        Unallocated       Eliminations         Total
                                       ----------    --------    ---------------    --------------     -----------
Sales:
  External customers                      $9,107        $351                $--             $  --          $9,458
  Intersegment                               192          --                 --             (192)              --
                                       ----------    --------    ---------------    --------------     -----------
Total sales                               $9,299        $351                $--            $(192)          $9,458
                                       ==========    ========    ===============    ==============     ===========

Segment income (loss) before
  income tax expense                      $1,244      $(277)             $(263)                $5            $709
                                       ==========    ========    ===============    ==============     ===========

Total assets                             $16,450        $615             $4,504          $(5,138)         $16,431
                                       ==========    ========    ===============    ==============     ===========

         The  following  table  reconciles  total  revenues to the  products and services offered by the Company (in thousands).

                                                         Three Months Ended                     Six Months Ended
                                                             October 31,                          October 31,
                                                  ----------------------------------     -------------------------------
                                                       2007               2006               2007              2006
                                                  ---------------    ---------------     -------------     -------------
Products and services:
  Electronic interface assemblies                         $4,132             $5,258            $8,447            $8,891
  Remote monitoring solutions                                821                183             1,172               351
  Rugged mobile computing                                    584                 --               584                --
  Engineering services                                        18                 93               112               115
  Other                                                       47                 62                74               101
                                                  ---------------    ---------------     -------------     -------------
Total sales                                               $5,602             $5,596           $10,389            $9,458
                                                  ===============    ===============     =============     =============

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

                                                                           Six Months Ended
                                                                              October 31,
                                                                    --------------------------------
                                                                             2007              2006
                                                                    --------------    --------------
      Warranty reserve balance at beginning of period                         $85               $82
      Expense accrued                                                          42                36
      Warranty costs incurred                                                (37)              (33)
                                                                    --------------    --------------
      Warranty reserve balance at end of period                               $90               $85
                                                                    ==============    ==============

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

     We  are  a  publicly   traded  holding  company  with  three  wholly  owned
subsidiaries,  DCI,  Inc.  ("DCI"),  NTG,  Inc.  ("NTG")  and Radix  Corporation
("Radix").

     DCI provides  electronic design and  manufacturing  services and integrates custom  electronic  interface  solutions  for original  equipment  manufacturers
("OEMs") in the aerospace, transportation,  communications, safety, security and
other  industrial  product  industries.   DCI  has  specialized   expertise  and
capabilities to design and efficiently  manufacture custom electronic assemblies which  integrate a variety of interface  technologies,  such as custom LCDs, LED displays, and keypads with circuit boards and other electronic  components.  DCI seeks to  become  an  extension  of the  OEM's  organization  by  providing  key expertise that enables rapid development and manufacture of electronic  products from product conception through volume production.

     NTG designs,  markets, and provides remote monitoring solutions for the oil and gas  pipeline  industry  as well as other  industries  that  require  remote monitoring.  NTG is an innovator of  internet-based,  wireless remote monitoring using the existing cellular infrastructure.  NTG's remote monitoring devices and its newly updated  Watchdog CP Web Monitor  provide full time,  wireless  status monitoring and alarm notification regarding the performance of multiple types of systems over the  internet.  This low cost,  highly  reliable  network  provides prompt  notification  of power outages,  rectifier  problems,  and  pipe-to-soil potentials at test points, using the internet and e-mail back-end networks. When combined with its internet-based front-end,  NTG's customers can directly access and control a large population of field-deployed remote monitoring devices at an attractive cost.

     Radix designs,  develops,  and implements  ultra-rugged  handheld computing
solutions.   Its  field  proven  products,  which  include  handheld  computers, printers,  peripherals,  and  application  software,  are  deployed  in  over 70 countries in  applications  that include  utilities,  transportation  logistics, traffic and parking enforcement, route accounting/deliveries, and inspection and maintenance.

     On December 19, 2006,  the Company  announced  that its NTG  subsidiary had acquired the product lines, technology, customer base and intellectual property, including a pending patent application,  of Advanced Monitoring & Control,  Inc.
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
It is secured by accounts  receivable  and  inventory  and expires on August 14,
2008. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the prime rate plus .25% (8.0% at October 31, 2007) and contains various  covenants,  including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth  ratios.  As of October 31, 2007 the Company was in violation of its minimum tangible net worth covenant as a result of the Radix transaction  in which the  amount of  intangible  assets  was  significant.  The
Company received a waiver of the covenant from its financial institution for the period ended October 31, 2007 until the end of the third fiscal  quarter.  There were  $3,437,000 in borrowings  outstanding on the credit facility as of October
31, 2007.

     On  September  18, 2007,  the Company,  through its newly formed and wholly owned  subsidiary,  Radix  Corporation,  acquired the assets and assumed certain liabilities of Radix  International  Corporation and its subsidiary of Salt Lake
City, Utah. The Company acquired  approximately $4.7 million in tangible assets, including accounts receivable and inventory,  as well as all of the intellectual property and intangible assets owned by Radix International  Corporation and its subsidiary.  In the transaction,  the Company's new subsidiary  assumed accounts payable  of  $2.2  million  due to the  Company's  DCI  subsidiary,  assumed  an additional  amount of  approximately  $2.5 million in liabilities,  and incurred acquisition  costs of  approximately  $25,000.  The  transaction  also  includes performance  related  compensation  based on the annual revenues of the acquired business over the next five years. The total performance related compensation is limited to approximately  $2.2 million and is subject to certain  considerations that may impact the total amount to be paid.

Results of Operations

Three Months Ended October 31, 2007 Compared With Three Months Ended October 31, 2006.

     The  following  table  sets  forth,  for  the  periods  presented,  certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                 October 31, 2007                     October 31, 2006
                                                 ----------------                     ----------------
   Sales                                         $5,602          100.0%                $5,596         100.0%
   Cost of products sold                          3,806           67.9%                 3,936          70.3%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   1,796           32.1%                 1,660          29.7%
   Selling, general and
     administrative expenses                      1,656           29.6%                 1,170          20.9%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 140            2.5%                   490           8.8%
   Interest expense                               (127)          (2.3%)                  (89)         (1.6%)
   Other income, net                                  3            0.1%                     2           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income from operations
     before income taxes                             16            0.3%                   403           7.2%
   Income tax expense                                 6            0.1%                   162           2.9%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                       $10            0.2%                  $241           4.3%
   Net income per share - basic                   $0.00                                 $0.07
                                         ================                      ================
   Net income per share - diluted                 $0.00                                 $0.07
                                         ================                      ================

     Sales  for the three  months  ended  October  31,  2007 were  approximately
$5,602,000,  an increase of $6,000,  or 0.1%, from  $5,596,000  reported for the second quarter of fiscal 2007.  Sales at DCI were  approximately  $4,197,000,  a decrease of $1,216,000,  or 22.5%,  from  $5,413,000 from the prior year period.
The sales from the prior year period included  $1,564,000 in sales to the former
Radix International Corporation to help them meet the requirements of a specific customer  contract.  Sales  reported at DCI no longer  include sales made to our
Radix subsidiary. Overall, sales to outside customers at DCI, excluding sales to both  NTG  and  Radix  in  both  comparable  periods,  were  $4,197,000  for the three-month period ended October 31, 2007, an increase of $348,000,  or 9%, from the $3,849,000 for the  three-month  period ended October 31, 2006. The increase in sales at DCI to  outside  customers  resulted  from  increased  shipments  to existing and new  customers.  We expect growth in sales to outside  customers at
DCI to  continue  over  the  coming  quarters.  This  expectation  results  from scheduled  shipments to customers  currently  recorded in our backlog as well as anticipated  future bookings.  Total sales at NTG were $821,000,  an increase of
$638,000, or 349%, from the second quarter of fiscal 2007. The increase in sales at NTG  resulted  from  shipments  of new  products  and  equipment  upgrades of
$687,000 during the period and additional  network  messaging  service  revenues which totaled

$62,000  for the  period,  an  increase of $40,000 as compared to the prior year period and includes messaging services for both NTG and AMCI units in the field.
The increase in the total number of units sold during the current period was the result of the introduction into the market of multiple new products developed by
NTG over the past year.  Sales at NTG are expected to continue  increasing  next quarter as a result of  existing  demand for both our new digital  cellular  and satellite-based  WatchdogCP products and requirements for technology upgrades to
existing   field-deployed  remote  monitors.   Sales  at  the  Company's  newest
subsidiary,  Radix, totaled approximately $584,000 for the period that commenced on September  18, 2007 and ended on October 31, 2007.  The sales were mainly the result of sales of rugged hand held computer hardware and peripherals as well as maintenance contract revenues.  We anticipate  increasing revenues at Radix over the next few quarters as integration  efforts are completed and  investments are made in sales, marketing and support resources and initiatives.

     Total   consolidated   backlog  at  October  31,  2007  was   approximately
$8,097,000,  a decrease  of  approximately  $2,612,000,  or 24.4%,  from a total backlog of $10,709,000  on October 31, 2006 and a decrease of $2,486,000  from a total backlog of $10,583,000 on July 31, 2007. The amount of total  consolidated backlog  at  October  31,  2007,  includes  purchase  orders  in place  from our customers at each of the three  subsidiaries  that are scheduled for shipment in future periods but excludes any intercompany  purchase orders. As of October 31,
2007, the backlog of orders, by subsidiary,  was:  $6,426,000 at DCI, $1,120,000 at NTG and $551,000 at Radix. For the period ended October 31, 2006, the backlog of orders, by subsidiary were:  $10,657,000 at DCI, which included approximately
$5,017,000 in orders from the former Radix International Corporation that are no longer reported in backlog, and $52,000 at NTG.

     Gross margin can fluctuate from period to period due to a variety of factors  including,  but not limited to,  sales  volume,  product mix, and plant efficiency.  Gross margin for the three-month period ended October 31, 2007, was
32.1% of sales, or $1,796,000,  compared to 29.7% of sales,  or $1,660,000,  for
the  three-month   period  ended  October  31,  2006.  DCI's  gross  margin  was approximately  $1,170,000, or 27.9%, for the period as compared to approximately
$1,590,000,  or 28.9%, for the comparable period of the prior year. The decrease in gross margin at DCI of $420,000 is the result of both lower sales as compared to the previous record sales of the prior year period and product mix within the product lines. Total gross margin at NTG was approximately  $339,000,  or 41.3%, for the three-month  period ended October 31, 2007 as compared to  approximately
$70,000,  or 38.3%,  for the  three-month  period ended  October 31,  2006.  The increase in gross margin at NTG of $269,000,  was due to the increased  sales of
NTG's new products and technology upgrades to existing field units as well as an increase in messaging  services.  The gross margin at Radix for the  three-month period ended October 31, 2007 was approximately $286,000 or 49.0%. Radix's gross margin was primarily  the result of its product mix of sales  between  equipment and maintenance and service contract  revenues.  At the  consolidated  level, we expect that gross  margins over the next few quarters  will  continue at or near our historical margins of 27% - 32%.

     Selling,  general and administrative  ("SG&A") expenses increased $486,000, or 41.5%,  to $1,656,000 in the  three-month  period ended October 31, 2007 from
$1,170,000 in the three-

month period ended  October 31, 2006.  SG&A expenses were 29.6% of sales for the three-month  period ended October 31, 2007 as compared to 20.9% of sales for the three-month  period  ended  October 31,  2006.  SG&A  expenses at DCI  decreased
$70,000  from the prior  year  period as a result of a number of  factors  which included  moving  and  relocation  expenses  of  approximately  $100,000  in the previous  year's  period,  a decrease in commissions  paid to independent  sales representatives  resulting  from our strategic  emphasis on direct sales,  and a slight decrease in support engineering  expenses.  These were slightly offset by
increases  in  personnel  and  personnel-related   expenses  in  the  sales  and
engineering departments due to our continued growth. NTG SG&A expenses increased
$117,000  from  the  comparable  prior  year  period  as a result  of  increased personnel  costs,  increased  marketing and travel  expenses and payments to the
AMCI sellers.  Radix also had approximately $413,000 in SG&A expenses during the period which contributed to the overall increase in operating expenses. Included in Radix's SG&A expenses  were  approximately  $160,000  that were  specifically
related  to  the  costs  of  the   transaction  and  the  move  of  integration,
engineering,  and service operations to Olathe.  These expenses are not expected to be recurring. Corporate expenses were also $26,000 higher than the prior year period in fiscal 2007  primarily  as a result of higher  professional  fees.  We anticipate  that our SG&A expenses will decrease  slightly over the near term as the  current  three-month  period  contained  one-time  moving,  relocation  and transaction-related  expenses related to the Radix transaction. We will continue to invest in the continuing growth of DCI as well as intensify our investment in product development, marketing, and sales at both NTG and Radix.

     Interest expense was $127,000 and $89,000 for the three-month periods ended
October 31,  2007 and 2006,  respectively.  This  increase of $38,000 was due to interest  expense  on our  operating  line of credit  which was the result of an increase  in the total  average  amount  outstanding  during the  period.  As of
October 31, 2007, there were $3,437,000 of borrowings outstanding on the line of
credit.   We  expect  to  continue   utilizing  the  operating  line  of  credit
periodically  in the  next few  quarters  and  anticipate  that  the  amount  of outstanding  borrowings  may  grow as our  business  continues  to grow and debt financing  is needed to meet  operating  requirements  and  finance  our capital investments.

     As a  result  of  the  above  factors,  net  income  was  $10,000  for  the three-month  period ended October 31, 2007 as compared to net income of $241,000 reported for the three-month period ended October 31, 2006.

Six Months Ended October 31, 2007 Compared With Six Months Ended October 31, 2006.

         The  following  table sets forth,  for the periods  presented,  certain statement of operations data (in thousands) of the Company:

                                                                   Six Months Ended
                                         ---------------------------------------------------------------------
                                                 October 31, 2007                     October 31, 2006
                                                 ----------------                     ----------------
   Sales                                        $10,389          100.0%                $9,458         100.0%
   Cost of products sold                          7,078           68.1%                 6,484          68.6%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   3,311           31.9%                 2,974          31.4%
   Selling, general and
     administrative expenses                      2,817           27.1%                 2,151          22.7%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 494            4.8%                   823           8.7%
   Interest expense                               (229)          (2.2%)                 (120)         (1.3%)
   Interest income                                   17            0.2%                     6           0.1%
                                         ---------------- -----------------    ---------------- --------------
   Income from operations
     before income taxes                            282            2.8%                   709           7.5%
   Income tax expense                                98            0.9%                   299           3.2%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                     $ 184            1.9%                  $410           4.3%
   Net income per share - basic                   $0.06                                 $0.13
                                         ================                      ================
   Net income per share - diluted                 $0.05                                 $0.13
                                         ================                      ================

     Sales  for the  six  months  ended  October  31,  2007  were  approximately
$10,389,000,  an  increase  of  $931,000,  or  9.8%,  from  $9,458,000  for  the comparable period of fiscal 2007. Sales at DCI were approximately  $8,633,000, a decrease of $474,000,  or 5.2%, from $9,107,000 from the prior year period.  The sales  from the prior year  period  included  $1,893,000  in sales to the former
Radix Corporation.  Sales to the former Radix Corporation totaled  approximately
$872,000 for the period from May 1, 2007 to September 17, 2007.  Sales  reported at DCI no longer include sales made to our Radix  subsidiary after September 18,
2007.  Overall,  sales to outside customers at DCI,  excluding sales to both NTG and Radix in both comparable  periods,  were $8,633,000 for the six-month period ended October 31, 2007, an increase of  $1,419,000,  or 20%, from the $7,214,000 for the six-month period ended October 31, 2006. The increase in sales at DCI to outside  customers  resulted  from  increased  shipments  to  existing  and  new customers.  We expect  growth in sales  volumes to outside  customers  at DCI to continue  over the coming  quarters.  This  expectation  results from  scheduled shipments to customers  currently recorded in our backlog as well as anticipated future  bookings.  Sales volumes at NTG were $1,172,000 for the six-month period ended  October 31, 2007 an increase of  $821,000,  or 234%,  from the  six-month period  ended  October 31,  2006.  The  increase in sales at NTG  resulted  from shipments of new products and equipment  upgrades of $895,000  during the period and additional  network messaging service revenues which totaled $88,000 for the period.  Sales at NTG are

expected to continue  increasing next quarter as a result of anticipated  demand for both our new digital cellular and  satellite-based  WatchdogCP  products and requirements for technology upgrades to existing field-deployed remote monitors.
Sales at the Company's newest subsidiary,  Radix, totaled approximately $584,000 since the  acquisition  date of September 18. 2007. The revenues were mainly the result of sales of rugged hand held computer hardware and peripherals as well as maintenance contract revenues.  We anticipate  increasing revenues at Radix over the next few quarters as integration  efforts are completed and  investments are made in sales, marketing, and support resources and initiatives.

     Gross margin for the six-month  period ended October 31, 2007, was 31.9% of sales,  or  $3,311,000,  compared  to 31.4% of  sales,  or  $2,974,000,  for the six-month  period  ended  October 31,  2006.  The  increase  in gross  margin of approximately  $337,000,  or 0.5%,  is primarily  the result of increased  sales volumes at NTG and the  additional  sales  from  Radix.  Due to the  proprietary nature of their products,  these subsidiaries generate higher gross margins than
DCI. DCI's gross margin was approximately  $2,504,000,  or 29.0%, for the period as compared to approximately  $2,845,000, or 30.6%, for the comparable period of the prior year. Total gross margin at NTG was approximately  $520,000, or 44.4%, for the  six-month  period ended  October 31, 2007 as compared to  approximately
$124,000,  or 35.3%,  for the  six-month  period  ended  October 31,  2006.  The increase in gross  margin at NTG was due to the  increased  sales  volumes  with
NTG's new products and its technology  upgrades to field-deployed  units as well as an increase in messaging services,  which includes the AMCI customer accounts added as part of the AMCI asset  acquisition.  The gross margin at Radix for the six-month  period ended  October 31, 2007 was  approximately  $286,000 or 49.0%.
Radix's  gross  margin was the  result of the mix  between  equipment  sales and maintenance service contract revenues. We expect that consolidated gross margins over the next few quarters  will continue at or near our  historical  margins of
27% - 32%.

     Selling,  general and administrative  ("SG&A") expenses increased $666,000, to $2,817,000 in the six-month  period ended October 31, 2007 from $2,151,000 in the six-month  period ended October 31, 2006.  SG&A expenses were 27.1% of sales for the  six-month  period ended  October 31, 2007 as compared to 22.7% of sales for the six-month  period ended October 31, 2006. SG&A expenses at DCI increased
$7,000  from the prior year  period.  During the prior year  period,  DCI's SG&A expenses included moving and relocation expenses of approximately  $100,000. The increase in SG&A  expenses in the current  period was mainly due to increases in
personnel  and   personnel-related   expenses  in  the  sales  and   engineering
departments that was driven by our growth.  NTG SG&A expenses increased $183,000 from the comparable prior year period as a result of increased  personnel costs, increased marketing and travel expenses and payments to the AMCI sellers.  Radix also had  approximately  $413,000  in SG&A  expenses  during  the  period  which contributed to the overall increase in operating  expenses.  Included in Radix's
SG&A expenses were approximately $160,000 which were specifically related to the costs of the  transaction  and the move of integration, engineering, and service operations to Olathe.  Corporate expenses were approximately $63,000 higher than the  prior  year  period in fiscal  2007 as a result  of higher  accounting  and consulting expenses. We anticipate that our SG&A expenses will decrease slightly over the near term as the current six-month period contained moving,

relocation  and legal  expenses  related  to the Radix  transaction  and are not expected to be recurring. We will continue to invest in the continuing growth at
DCI as well as intensify our investment in product development,  marketing,  and sales at both NTG and Radix.

     Interest expense was $229,000 and $120,000 for the six-month  periods ended
October  31, 2007 and 2006,  respectively.  This  increase  of $109,000  was the direct  result of interest  expense on our  operating  line of credit during the period that resulted from an increase in the average  amount  outstanding on the line of credit during the period.  As of October 31, 2007,  there was $3,437,000 outstanding on the line of credit.

     Net income was $184,000 for the six-month  period ended October 31, 2007 as compared to net income of  $410,000  reported  for the  six-month  period  ended
October 31, 2006.

Liquidity and Capital Resources

     Cash and cash equivalents  decreased  $43,000 to $460,000 as of October 31,
2007  compared to $503,000 at April 30,  2007.  This  decrease was the result of cash used for new production equipment, increases in inventory, accounts payable and accrued expenses which were partially offset by cash borrowed for the assets and liabilities purchased as well as borrowings on our operating line of credit.

     Operating   activities.   Our   consolidated   working  capital   decreased
approximately  $2,193,000 for the six-month period ended October 31, 2007 due to increases in inventory and current  liabilities  primarily  associated  with the
Radix  transaction.  Operating cash receipts  during the six-month  period ended
October  31,  2007  totaled  over  $10,140,000  while  cash   disbursements  for
operations,  which includes purchases of inventory and operating expenses,  were approximately  $12,249,000.  The  Company  utilizes  its  line  of  credit  when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. The $254,000 of cash used in investing activities during the  six-month  period ended October 31, 2007 was primarily the result of the purchases of new production  equipment to increase  production  capacity and improve productivity.

     Financing activities. For the six-month period ended October 31, 2007, cash provided by financing activities totaled $2,320,000 and included the addition of a new $550,000 loan to assist the Company in meeting its  obligations  under the acquisition  agreement  with Radix  International  Corporation.  Also during the six-month  period ended,  total  borrowings on our operating line of credit were
$3,805,000  which was  primarily  utilized to finance the  operations of DCI and
NTG. Payments on the operating line of credit during the six-month period ending
October 31, 2007 were approximately  $1,893,000 which resulted in an outstanding balance on the line of credit of $3,437,000 as of October 31, 2007.

     The Company  increased its operating line of credit to $5,000,000 on August
15, 2007. The line of credit is secured by accounts receivable and inventory and is  available  for  working

capital.  It expires on August 14, 2008 and its borrowing capacity is calculated as a specified  percentage of accounts  receivable  and  inventory.  The line of credit  accrues  interest at the prime rate plus .25% (8.0% at October 31, 2007)
and  contains  various  covenants,   including  certain  financial   performance
covenants  pertaining  to the  maintenance  of debt to net worth and minimum net worth ratios. As of October 31, 2007 the Company was in violation of its minimum tangible net worth  covenant as a result of the Radix  transaction  in which the amount of intangible  assets was  significant.  The Company received a waiver of the covenant  from its  financial  institution  for the period ended October 31,
2007  until  the end of the third  fiscal  quarter.  There  were  $3,437,000  in borrowings outstanding on the credit facility as of October 31, 2007.

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

                                                                     For Fiscal Years Ending April 30,
                                       Total         2008        2009        2010       2011        2012      Thereafter
                                      --------     ---------    --------    -------    --------    -------    ------------
Contractual obligations:
  Series A IRB Bonds
    (Building debt)                    $3,563           $55        $115       $121        $128       $134          $3,010
  Land Note                               225             9          18         20          21         23             134
  Radix Note                              537            82         176        193          86         --              --
  Interest payments                     2,292           127         238        212         188        178           1,349
  Operating leases                        347            67         117        115          48         --              --
                                      --------     ---------    --------    -------    --------    -------    ------------
Total                                  $6,964          $340        $664       $661        $471       $335          $4,493
                                      ========     =========    ========    =======    ========    =======    ============

                                  Amount available at          Amount owed at
       Other obligations:           October 31, 2007          October 31, 2007            Expiration
                                 -----------------------     -------------------    -----------------------
         Line of credit                      $5,000,000              $3,437,000            August 14, 2008

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

     Revenue  Recognition.  We derive revenue from the manufacture of production units of

electronic assemblies,  liquid crystal displays, remote monitoring equipment and ultra-rugged  handheld  computers and  peripherals.  We also derive revenue from
repairs  and  non-warranty   services,   engineering  design  services,   remote
monitoring services and maintenance contracts. Production and repaired units are billed to the customer after they are shipped.  Remote  monitoring  services and maintenance  contracts  are billed and the revenue  recognized at the end of the month after the services or  maintenance  periods are  completed.  For customers that utilize our engineering design services, we bill the customer and recognize revenue after the design services or tooling have been completed. We require our customers  to  provide a binding  purchase  order to  verify  the  manufacturing services to be provided. Typically, we do not have any post-shipment obligations that would include customer acceptance requirements,  training,  installation or other services.

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

Forward Looking Statements

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the  Securities  Act of 1933, as amended,  and Section 21E of the
Securities Exchange Act of 1934, as amended,  including, but not limited to, our
statements  on  strategy,   operating   forecasts,   and  our  working   capital
requirements and  availability.  In addition,  from time to time, the Company or its representatives have made or may make forward-looking statements,  orally or in writing.  Such  forward-looking  statements  may be included  in, but are not limited to, various filings made by the Company with the Securities and Exchange
Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of  any  statement  other  than a  recitation  of  historical  fact  and  can be identified by the use of  forward-looking  terminology  such as "may," "expect,"
"anticipate,"  "estimate,"  or  "continue"  or the  negative  thereof  or  other variations  thereon or  comparable  terminology.  Actual  results  could  differ materially from those projected or suggested in any  forward-looking  statements as a result of a wide  variety of factors  and  conditions,  including,  but not limited to, an inability on the part of the Company to  successfully  integrate, market and grow NTG, Inc. and Radix Corporation, the Company's dependence on its top five customers,  reliance on certain key management personnel,  an inability to grow the Company's customer base, potential growth in costs and expenses,  an inability to refinance the Company's  existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company's  customers'  products,  price  competition  from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and "Liquidity and Capital Resources" as contained in
Management's  Discussion  and Analysis or Plan of  Operation of this report,  as well as those  included in other  documents  the Company files from time to time with the Securities and Exchange  Commission,  including the Company's quarterly reports on Form 10-QSB, the annual report on Form 10-KSB, and current reports on
Form 8-K. Holders of the Company's securities are specifically referred to these documents  with  regard to the  factors and  conditions  that may affect  future results.  The reader is  cautioned  that the  Company  does not have a policy of updating or revising  forward-looking  statements  and thus he or she should not assume that  silence by  management  of the Company  over time means that actual events are bearing out as estimated in such forward-looking statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
                  None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                  Not Applicable.

ITEM 3.  Defaults Upon Senior Securities
                  Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
                  On September 13, 2007,  the Company held its annual meeting of stockholders  during which Mr. Karl B.  Gemperli was reelected as a Class II  director  of the  Company for a period of three years until the 2010 Annual  Meeting of  Stockholders.  Shares voted for the  election of Mr.  Gemperli  were  2,858,843.  No shares were voted against his appointment,  35,259 shares were withheld, and 390,835 shares were not voted. Mr. Stan Gegen, a
                  Class  III  director,  and Mr.  Robert  D.  Taylor,  a Class I director,  will  continue to serve as directors of the Company until  their  elective  terms  end at the  annual  meeting  of stockholders in 2008 and 2009, respectively.

ITEM 5.  Other Information
                  Not Applicable.

ITEM 6.  Exhibits
                  10.1     Promissory Note dated September 25, 2007 between Elecsys Corporation and Bank Midwest, N.A.
                  10.2     Asset  Purchase   Agreement  dated  August  31,  2007
                           between  the ER  Acquisition  Corporation  and  Radix
                           International  Corporation  attached as Exhibit 99.1
                           to the Company's Form 8-K/A filed December 17, 2007
                           with the Securities and Exchange Commission, is
                           herein incorporated by reference.
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

                                                ELECSYS CORPORATION

December 21, 2007                               /s/ Karl B. Gemperli
-----------------------                         ------------------------------
Date                                              Karl B. Gemperli
                                                  President and
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)

December 21, 2007                                /s/ Todd A. Daniels
-----------------------                          ------------------------------
Date                                             Todd A. Daniels
                                                 Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Item                             Description

10.1                             Promissory Note dated September 25, 2007 between Elecsys
                                 Corporation and Bank Midwest, N.A.

10.2                             Asset Purchase  Agreement dated August 31, 2007
                                 between ER  Acquisition  Corporation  and Radix
                                 International Corporation attached as Exhibit 99.1
                                 to the  Company's  Form 8-K/A  filed December 17, 2007
                                 with the Securities and Exchange Commission, is hereby
                                 incorporated by reference.

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