Form 10QSB
period 2008-01-31
ELECSYS CORP
filed 2008-03-10
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the period ended January 31, 2008.

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

   Yes (   )        No (X)

State the number of shares outstanding of each of the issuer's classes of common stock,  as of the  latest  practicable  date:  Common  stock,  $0.01 par value -
3,285,437 shares outstanding as of March 7, 2008.

Transitional Small Business Disclosure format (check one):   Yes (   )   No (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                         Quarter Ended January 31, 2008

                                      INDEX
                                                                                        Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months and nine months ended January 31, 2008 and 2007 (Unaudited)           3

Condensed Consolidated Balance Sheets -
     January 31, 2008 (Unaudited) and April 30, 2007                                    4

Condensed Consolidated Statements of Stockholders' Equity -
     Nine months ended January 31, 2008 (Unaudited) and year ended April 30, 2007       5

Condensed Consolidated Statements of Cash Flows -
     Nine months ended January 31, 2008 and 2007 (Unaudited)                            6

Notes to Condensed Consolidated Financial Statements (Unaudited)                        8

ITEM 2.  Management's Discussion and Analysis or Plan of Operation                      22

ITEM 3.  Controls and Procedures                                                        35

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              36

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    36

ITEM 3.  Defaults Upon Senior Securities                                                36

ITEM 4.  Submission of Matters to a Vote of Security Holders                            36

ITEM 5.  Other Information                                                              36

ITEM 6.  Exhibits                                                                       36

Signatures                                                                              37

Exhibit Index                                                                           38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 January 31,                     January 31,
                                                          ---------------------------    ----------------------------
                                                             2008            2007            2008           2007
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $6,135         $5,173         $16,524         $14,631
   Cost of products sold                                        3,733          3,725          10,811          10,209
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                 2,402          1,448           5,713           4,422

   Selling, general and administrative expenses                 1,876          1,151           4,693           3,302
                                                          ------------    -----------     -----------    ------------

   Operating income                                               526            297           1,020           1,120

   Financial income (expense):
     Interest expense                                           (138)          (104)           (367)           (224)
     Gain on sale of Lenexa facility                               --            324              --             324
     Other income, net                                              2              3              19               9
                                                          ------------    -----------     -----------    ------------
                                                                (136)            223           (348)             109
                                                          ------------    -----------     -----------    ------------

   Net income before income taxes                                 390            520             672           1,229

   Income tax expense                                             149            210             247             509
                                                          ------------    -----------     -----------    ------------

   Net income                                                    $241           $310            $425            $720
                                                          ============    ===========     ===========    ============

   Net income per share information:
     Basic                                                      $0.07          $0.10           $0.13           $0.22
     Diluted                                                    $0.07          $0.09           $0.12           $0.21

   Weighted average common shares outstanding:
     Basic                                                      3,285          3,262           3,285           3,246
     Diluted                                                    3,438          3,410           3,453           3,387

      See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                                                        January 31, 2008        April 30, 2007
                                                                      -------------------     -----------------
                                                                             (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                     $294                  $503
      Accounts receivable, less allowances of $289
        and $126, respectively                                                     3,350                 2,966
      Inventories                                                                  6,638                 4,686
      Prepaid expenses                                                               221                    99
      Deferred taxes                                                                 784                   767
                                                                      -------------------     -----------------
   Total current assets                                                           11,287                 9,021

   Property and equipment:
      Land                                                                         1,737                 1,737
      Building and improvements                                                    3,392                 3,392
      Equipment                                                                    3,528                 3,005
                                                                      -------------------     -----------------
                                                                                   8,657                 8,134
      Accumulated depreciation                                                   (2,185)               (1,806)
                                                                      -------------------     -----------------
                                                                                   6,472                 6,328

   Goodwill                                                                        1,575                    82
   Intangible assets, net                                                          1,575                   351
   Other assets, net                                                                  78                    71
                                                                      -------------------     -----------------
Total assets                                                                     $20,987               $15,853
                                                                      ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                            $2,284                $2,050
      Accrued expenses                                                             2,188                   708
      Income taxes payable                                                           251                    --
      Notes payable to bank                                                        3,861                 1,525
      Current maturities of long-term debt                                           302                   192
                                                                      -------------------     -----------------
   Total current liabilities                                                       8,886                 4,475

   Long-term liabilities:
      Deferred taxes                                                                 323                   312
      Long-term debt, less current maturities                                      3,950                 3,725
                                                                      -------------------     -----------------
                                                                                   4,273                 4,037

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; none issued and outstanding                                      --                    --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,285,437 as of
         January 31, 2008 and 3,284,937 as of April 30, 2007                          33                    33
      Additional paid-in capital                                                   9,093                 9,031
      Accumulated deficit                                                        (1,298)               (1,723)
                                                                      -------------------     -----------------
   Total stockholders' equity                                                      7,828                 7,341
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                       $20,987               $15,853
                                                                      ===================     =================
                 See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                    Common                         Additional                            Total
                                                    Stock            Common         Paid-In        Accumulated        Stocholders'
                                                 (# of shares)       Stock ($)      Capital          Deficit             Equity
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2006                                3,240             $32          $8,926           $(2,769)              $6,189
  Net income                                                --              --              --              1,046               1,046
  Exercise of stock options                                 45               1              50                 --                  51
  Share-based compensation expense                          --              --              55                 --                  55
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at April 30, 2007                                3,285              33           9,031            (1,723)               7,341
  Net income                                                --              --              --                425                 425
  Share-based compensation expense                          --              --              62                 --                  62
                                                 --------------     -----------    ------------    ---------------    ----------------
Balance at January 31, 2008 (unaudited)                  3,285             $33          $9,093           $(1,298)              $7,828
                                                 ==============     ===========    ============    ===============    ================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                        Nine months ended January 31,
                                                                      ----------------------------------
                                                                           2008               2007
                                                                      ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                                      $425                $720
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                               62                  39
   Depreciation                                                                  392                 312
   Amortization                                                                   78                  28
   Provision for doubtful accounts                                                95                  29
   Loss (gain) on disposal of assets                                               1               (339)
   Deferred income taxes (benefit)                                               (6)                 476
   Changes in operating assets and liabilities, net of
     acquisition:
      Accounts receivable                                                    (1,903)               (886)
      Inventories                                                              (947)             (1,244)
      Accounts payable                                                         (481)                 234
      Accrued expenses                                                         (160)                (14)
      Income taxes payable                                                       251                  --
      Other, net                                                               (131)                (92)
                                                                      ---------------    ---------------
Net cash (used in) operating activities                                      (2,324)               (737)
                                                                      ---------------    ---------------

Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment                                  --               1,764
Purchases of property and equipment                                            (537)             (5,615)
Acquisition, net of cash acquired                                               (12)                  --
Goodwill increase related to acquisition costs                                   (7)                (24)
Costs incurred for intangible assets                                              --                (90)
                                                                      ---------------    ---------------
Net cash (used in) investing activities                                        (556)             (3,965)
                                                                      ---------------    ---------------

Cash Flows from Financing Activities:
Proceeds from exercise of stock options                                           --                  51
Borrowings on long-term debt                                                     550               4,420
Principal payments on long-term debt                                           (215)               (434)
Net borrowings on notes payable to bank                                        4,493               5,423
Principal payments on notes payable to bank                                  (2,157)             (5,225)
                                                                      ---------------    ---------------
Net cash provided by financing activities                                      2,671               4,235
                                                                      ---------------    ---------------
Net (decrease) in cash and cash equivalents                                    (209)               (467)
Cash and cash equivalents at beginning of period                                 503                 688
                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                      $294                $221
                                                                      ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                        $366                $189
Cash paid during the period for income taxes                                      --                  24

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
Acquisition of assets and assumed liabilities:
  Receivables                                                                   $838                  --
  Inventories                                                                  1,005                  --
  Intangibles                                                                  1,300                  --
  Goodwill                                                                     1,486
  Accounts payable                                                             (715)                  --
  Accounts payable due to Elecsys Corporation                                (2,262)                  --
  Accrued expenses                                                           (1,640)                  --
                                                                      ---------------
Total cash paid in acquisition, net of cash acquired                             $12                  --
                                                                      ===============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                January 31, 2008
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
     Elecsys Corporation (the "Company") is a publicly traded holding company with three wholly owned subsidiaries, DCI, Inc. ("DCI"), NTG, Inc. ("NTG"), and
Radix Corporation ("Radix"). DCI provides electronic design and manufacturing services for original equipment manufacturers ("OEMs") in the aerospace, transportation, communications, safety, security and other industrial product markets. DCI has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of innovative display and interface technologies. NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries that require remote monitoring. Radix was created as a wholly owned subsidiary to acquire the assets and assume certain liabilities of
Radix International Corporation and its subsidiary. The transaction closed on
September 18, 2007 and the results from operations since September 18, 2007 and its resulting financial condition are included in the Company's consolidated financial statements. Radix develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers. The markets served by its products include utilities, transportation logistics, traffic and parking enforcement, route accounting/deliveries, and inspection and maintenance.

     A majority of the Company's sales are made to customers within the United
States, but its customer base also includes customers in Canada and several other international markets.

Comprehensive Income
     The Company has no components of other comprehensive income; therefore comprehensive income equals net income.

Recent Accounting Pronouncements
     As of May 1, 2007, the Company adopted Financial Accounting Standards Board
("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an
Interpretation of FASB Statement 109 ("FIN 48"), which clarified the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions taken or expected to be taken in a tax return. It is management's responsibility to determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. As of May
1, 2007, the Company had no unrecognized tax benefits for which adjustments were needed. As of January 31, 2008, management reviewed the income tax positions taken or expected to be taken for the open tax years and determined that our income tax positions are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a material effect on the
Company's financial statements for the nine months ended January 31, 2008. Open tax years are April 30, 2003, 2004, 2005, 2006 and 2007.

     The Company would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of May 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions. As of January 31,
2008, the Company recorded no accrued interest or penalties related to uncertain tax positions. Management expects no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.

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

     In February 2007, the FASB, issued SFAS No. 159 ("SFAS 159"), The Fair
Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, the
Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities, are not met. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If the Company adopts this standard, it does not expect it to have a material effect on its financial statements.

     In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling
Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS
160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company in its fiscal year beginning May 1, 2010. The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

     In December 2007, the FASB issued SFAS No. 141R ("SFAS 141R"), Business
Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a busness recognizes and measures in its financials statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company's fiscal year beginning May 1, 2010. The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

Shipping and Handling Costs
     Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales in the period that the product is shipped.

Goodwill
     Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The
Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (April 30th), and whenever an impairment indicator is identified. The Company performs its annual impairment test at year-end. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

Intangible assets
     Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software. Intangible assets are amortized over their estimated useful lives using the straight-line method.

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

NTG, Inc. and Radix Corporation. Radix acquired the assets and assumed certain liabilities of Radix International Corporation and its subsidiary on September
18, 2007. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30,
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

3.   ACQUISITION OF ASSETS

     On September 18, 2007, the Company, through its newly formed and wholly owned subsidiary, Radix Corporation, acquired the assets and assumed certain liabilities of Radix International Corporation and its subsidiary. The Company made the strategic decision to grow through expansion into the specialized niche of rugged mobile computing. The Company, through Radix, acquired approximately
$4.7 million in assets, including accounts receivable and inventory, as well as all of the intellectual property and intangible assets owned by Radix
International Corporation and its subsidiary. In the transaction, Radix assumed accounts payable due to DCI, assumed an additional amount of approximately $2.4 million in liabilities, and incurred acquisition costs of approximately $25,000.
The transaction also includes performance related compensation based on the annual revenues of the acquired business over the next five years. The total performance related compensation is limited to approximately $2.2 million and is subject to certain conditions that may impact the total amount to be paid.

     The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of Radix, from the date of the acquisition.

     The purchase price was initially allocated based on the fair value of the assets acquired and, subsequent to the acquisition date, there have been additional purchase price adjustments leading to the following allocation for the assets purchased and liabilities assumed (in thousands):

         Assets acquired:
           Receivables                                                                       $838
           Inventories                                                                      1,005
           Goodwill                                                                         1,486
           Intangibles (trade names/trade secrets)                                          1,300
                                                                                  ----------------
                                                                                            4,629

         Liabilities assumed:
           Accounts payable to outside vendors                                              (715)
           Accounts payable to DCI, Inc. (a subsidiary of Elecsys Corporation)            (2,262)
           Accrued expenses                                                               (1,639)
                                                                                  ----------------
                                                                                          (4,617)
                                                                                  ----------------
         Cost of acquisition, net of cash acquired                                            $12
                                                                                  ================

     The purchase price in excess of the fair value of the tangible assets acquired has been allocated to intangibles and goodwill on a preliminary basis.
The Company has engaged an independent third part valuation expert to assist in the allocation of the excess purchase price to the various specific separately identifiable intangibles. The valuation expert delivered a preliminary report in
January 2008 stating that the value of the intangible assets were $1,300,000 and were to be allocated to trade names/trade secrets. These assets were determined by the valuation expert to have a useful life of 15 years. The final valuation report is expected to be completed during the fiscal fourth quarter and further adjustments for intangible assets and their estimated useful lives may be likely. Amortization expense for the acquired intangible assets is estimated to be approximately $87,000 in each of the next fifteen fiscal years.

     The following table sets forth the unaudited pro forma results of operations of the Company for the periods ended January 31, 2008 and 2007 as if the Company had acquired the assets and assumed certain liabilities of Radix
International Corporation and subsidiary at the beginning of the respective periods. The pro forma information contains the actual operating results of the
Company and Radix with the results prior to September 18, 2007, for Radix, adjusted to include pro forma impact of (i) the elimination of intercompany sales and gross margin in inventory as of the periods presented; (ii) additional interest expense associated with the financing arrangement entered into by the
Company on September 25, 2007 in connection with the transaction; (iii)
additional expense as a result of estimated amortization of identifiable intangible assets; (iv) and an adjustment to income tax expense for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future (in thousands, except per share data).

                                                        Three Months Ended January 31,
                               ---------------------------------------------------------------------------------
                                                2008                                      2007
                               ---------------------------------------    --------------------------------------
                                               Pro forma       Pro                       Pro forma
                                 Reported     adjustments     forma        Reported    adjustments    Pro forma
                               ------------- -------------- ----------     ---------   ------------- -----------
Sales                                $6,135           $ --     $6,135          $5,173          $442      $5,615
Net income (loss)                       241             --        241             310       (2,803)     (2,493)

Basic Earnings per share              $0.07                     $0.07           $0.10                   $(0.76)
Diluted Earnings per share            $0.07                     $0.07           $0.09                   $(0.76)

                                                        Nine Months Ended January 31,
                               ---------------------------------------------------------------------------------
                                                2008                                      2007
                               ---------------------------------------    --------------------------------------
                                               Pro forma       Pro                       Pro forma
                                 Reported     adjustments     forma        Reported    adjustments    Pro forma
                               ------------- -------------- ----------     ---------   ------------- -----------
Sales                               $16,524         $1,399    $17,923         $14,631        $5,578     $20,209
Net income (loss)                       425          (414)         11             720       (2,795)     (2,075)

Basic Earnings per share              $0.13                     $0.00           $0.22                   $(0.64)
Diluted Earnings per share            $0.12                     $0.00           $0.21                   $(0.64)

4.   INVENTORIES

         Inventories  are  stated  at the  lower of cost or  market,  using  the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately
$349,000  and  $251,000,  for the periods  ended  January 31, 2008 and April 30,
2007,  respectively,  are  summarized  by major  classification  as follows  (in thousands):

                                                                 January 31, 2008           April 30, 2007
                                                            ----------------------    ---------------------
               Raw material                                                $4,685                   $2,871
               Work-in-process                                              1,458                    1,053
               Finished goods                                                 495                      762
                                                            ----------------------    ---------------------
                                                                           $6,638                   $4,686
                                                            ======================    =====================

5.   STOCK OPTION PLAN

     At January 31, 2008, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of
Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the
Company, but have not been granted at less than

market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.
The Plan also provides for accelerated vesting if there is a change in control of the Company. As of January 31, 2008, options to purchase approximately
324,750 shares were outstanding of which 230,250 were vested and exercisable.

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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the nine-month periods ended January 31, 2008 and 2007.

                                Nine Months Ended             Nine Months Ended
                                January 31, 2008              January 31, 2007
                             -------------------------    --------------------------
     Risk-free interest rate       2.93%-4.85%                     5.00%
     Expected life, in years                 6                         6
     Expected volatility          48.78-51.32%                    56.23%
     Dividend yield                       0.0%                      0.0%
     Forfeiture rate                     5.00%                     5.00%

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

     The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options. In accordance with
SFAS 123R, the Company reports

any tax benefit from the exercise of stock options as financing cash flows. For the three-month and nine-month period ended January 31, 2008, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS
123R.

     The following table represents stock option activity for the nine-month period ended January 31, 2008:

                                                         Number         Weighted-Average  Weighted-Average
                                                           of             Exercise           Remaining
                                                         Shares             Price          Contract Life
                                                       ------------     --------------    -----------------
    Outstanding options at April 30, 2007                  295,750              $2.16
       Granted                                              29,500               6.24
       Exercised                                               500               0.81
       Forfeited                                                --                 --
                                                       ------------

    Outstanding options at January 31, 2008                324,750              $2.53           5.59 Years
                                                       ============     ==============    =================
    Outstanding exercisable at January 31, 2008            230,250              $1.65           4.31 Years
                                                       ============     ==============    =================

     Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 33,500 at
January 31, 2008. At January 31, 2008, the aggregate intrinsic value of options outstanding was approximately $1,074,000, and the aggregate intrinsic value of options exercisable was approximately $955,000. The Company recognized share-based compensation expense of approximately $62,000 for the nine-month period ended January 31, 2008. The weighted-average fair value of the options granted in the nine-month period ended January 31, 2008 was $3.30 per option.

     The following table summarizes information about stock options outstanding at Janaury 31, 2008:

                                        Options Outstanding                               Options Exercisable
                      ------------------ ------------------- ------------------    ----------------------------------                                          Weighted-Average
 Range of Exercise         Number            Remaining       Weighted-Average          Number       Weighted-Average
       Prices            Outstanding      Contractual Life    Exercise Price         Exercisable     Exercise Price
--------------------- ------------------ ------------------- ------------------    ---------------- -----------------
$0.81                            96,750     4.24 years             $0.81                    96,750        $0.81
$1.25 - $1.50                    47,500     4.54 years             $1.25                    47,500        $1.25
$2.13 - $2.25                    51,000     2.02 years             $2.25                    51,000        $2.24
$3.25 - $3.99                    85,000     7.81 years             $3.67                    35,000        $3.66
$4.94                            15,000     9.06 years             $4.94                        --         --
$5.85 - $5.90                    15,000     9.82 years             $5.88                        --         --

$6.30                            10,000     9.59 years             $6.30                        --         --
$7.30                             4,500     9.41 years             $7.30                        --         --

                      ------------------                                           ----------------
$0.81 - $7.30                   324,750     5.59 years             $2.53                   230,250        $1.65
                      ==================                                           ================

     At January 31, 2008, there was approximately $175,000 of unrecognized compensation costs related to share-based payments which is expected to be recognized over a weighted-average period of 2.26 years.

6.   NET INCOME PER SHARE

     The following table presents the calculation of basic and diluted income per share (in thousands):

                                                               Three Months Ended                Nine Months Ended
                                                                  January 31,                       January 31,
                                                          -----------------------------     ----------------------------
                                                                 2008             2007             2008            2007
                                                          ------------    -------------     ------------    ------------
Numerator:
Net income                                                       $241             $310             $425            $720

Denominator:
Weighted average common shares
  outstanding - basic                                           3,285            3,262            3,285           3,246
     Effect of dilutive options outstanding                       153              148              168             141
                                                          ------------    -------------     ------------    ------------
Weighted average common shares
  outstanding - diluted                                         3,438            3,410            3,453           3,387
                                                          ============    =============     ============    ============

     Options to purchase 80,000 shares of common stock were determined to be anti-dilutive and were not included in the computation of diluted net income per share for the three-month and nine-month periods ended January 31, 2007.

7.   PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

     As of January 31, 2008, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, an additional asset-backed long-term note related to the Company's acquisition of assets and assumption of certain liabilities of
Radix International Corporation, a long-term mortgage secured by approximately
74,000 square feet of land adjacent to the Company's new production and headquarters in Olathe, Kansas, and long-term financing for the facility.

     The Company has a $5,000,000 operating line of credit. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements. It is secured by accounts receivable and inventory and expires on August 14, 2008. Its borrowing

capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25%
(7.25% at January 31, 2008) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of January 31, 2008 the Company was in violation of its minimum tangible net worth covenant as a result of the Radix transaction in which the amount of intangible assets was significant. The
Company received a waiver of the covenant from its financial institution for the period ended January 31, 2008. There were $3,861,000 in borrowings outstanding on the credit facility as of January 31, 2008.

     The following table is a summary of the Company's long-term debt and related current maturities (in thousands):

                                                                        January 31, 2008          April 30, 2007
                                                                     -----------------------    -------------------

Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.50% as of January 31, 2008), due in monthly principal and interest payments beginning October 1, 2006 through maturity on
September 1, 2026, secured by real estate.                                          $3,536                  $3,617

Industrial revenue bonds, Series 2006B, fixed interest rate of
6.06%, due in monthly principal and interest payments beginning
October 1, 2006 through maturity on September 1, 2009, secured by
equipment.                                                                              --                      67

Note payable with an adjustable interest rate of 7.94%, due in monthly principal and interest payments beginning December 15, 2006 through maturity on November 15, 2016, secured by real estate.
                                                                                        220                    233

Note payable with a fixed interest rate of 9.00%, due in monthly principal and interest payments beginning October 25, 2007 through maturity on September 25, 2010, secured by accounts receivable and
inventory.                                                                              496                     --
                                                                     -----------------------    -------------------
                                                                                      4,252                  3,917

Less current maturities                                                                 302                    192
                                                                     -----------------------    -------------------
Total long-term debt                                                                 $3,950                 $3,725
                                                                     =======================    ===================

     The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

                                  Year                     Amount
                                  ----------------     ----------------
                                  2008                             $74
                                  2009                             309
                                  2010                             334
                                  2011                             235
                                  2012                             157
                                  Thereafter                     3,143
                                                       ----------------
                                                                $4,252
                                                       ================

8.   SEGMENT REPORTING

     The Company operates three reportable business segments: Electronic
Manufacturing Solutions, Remote Monitoring Solutions and Rugged Mobile
Computing. Electronic Manufacturing Solutions ("EMS") produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. The EMS business segment is operated as the Company's DCI, Inc. subsidiary. The Remote Monitoring
Solutions ("RMS") segment designs, markets, and provides remote monitoring services and is operated as NTG, Inc. The Rugged Mobile Computing ("RMC")
segment is operated as the Company's Radix subsidiary and began its operations upon the acquisition of assets and liabilities on September 18, 2007. The RMC segment develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers.

     The following table presents business segment revenues, income (loss), and total assets for the three-month and nine-month periods ended January 31, 2008 and 2007 (in thousands).

                                                       Three Months Ended January 31, 2008
                          ----------------------------------------------------------------------------------------------
                             EMS            RMS           RMC          Unallocated        Eliminations         Total
                          ----------     ----------    ----------    ----------------    ----------------    -----------
Sales:
  External customers         $3,560         $1,300        $1,275                $ --                $ --         $6,135
  Intersegment                1,757             --            --                  --             (1,757)             --
                           ----------     ----------    ----------    ----------------    ----------------    -----------
Total sales                  $5,317         $1,300        $1,275                $ --            $(1,757)         $6,135
                           ==========     ==========    ==========    ================    ================    ===========

Segment income
  (loss) before
  income tax expense           $632           $146         $(20)              $(133)              $(235)           $390
                          ==========     ==========    ==========    ================    ================    ===========

                                                           Three Months Ended January 31, 2007
                                        --------------------------------------------------------------------------
                                          EMS         RMS         Unallocated      Eliminations          Total
                                        --------    ---------    --------------    --------------     ------------
Sales:
  External customers                     $4,906         $267               $--             $  --           $5,173
  Intersegment                              105           --                --             (105)               --
                                        --------    ---------    --------------    --------------     ------------
Total sales                              $5,011         $267               $--            $(105)           $5,173
                                        ========    =========    ==============    ==============     ============
Segment income (loss) before
  income tax expense                       $799       $(160)            $(125)                $6             $520
                                        ========    =========    ==============    ==============     ============

                                                       Nine Months Ended January 31, 2008
                          ----------------------------------------------------------------------------------------------
                             EMS            RMS           RMC          Unallocated        Eliminations         Total
                          ----------     ----------    ----------    ----------------    ----------------    -----------
Sales:
  External customers        $12,192         $2,472        $1,860                $ --                $ --        $16,524
  Intersegment                2,679             --            --                  --             (2,679)             --
                          ----------     ----------    ----------    ----------------    ----------------    -----------
Total sales                 $14,871         $2,472        $1,860                $ --            $(2,679)        $16,524
                          ==========     ==========    ==========    ================    ================    ===========

Segment income
  (loss) before
  income tax expense         $1,546            $82        $(151)              $(449)              $(356)           $672
                          ==========     ==========    ==========    ================    ================    ===========

Intangible assets              $ --           $400        $2,750                $ --                $ --         $3,150
                          ==========     ==========    ==========    ================    ================    ===========

Total assets                $19,917         $1,654        $5,707              $4,981           $(11,272)        $20,987
                          ==========     ==========    ==========    ================    ================    ===========

                                                           Nine Months Ended January 31, 2007
                                       ---------------------------------------------------------------------------
                                          EMS          RMS        Unallocated       Eliminations         Total
                                       ----------    --------    ---------------    --------------     -----------
Sales:
  External customers                     $14,013        $618                $--              $ --         $14,631
  Intersegment                               297          --                 --             (297)              --
                                       ----------    --------    ---------------    --------------     -----------
Total sales                              $14,310        $618                $--            $(297)         $14,631
                                       ==========    ========    ===============    ==============     ===========

Segment income (loss) before
  income tax expense                      $2,042      $(437)             $(387)               $11          $1,229
                                       ==========    ========    ===============    ==============     ===========

Intangible assets                           $ --        $438               $ --              $ --            $438
                                       ==========    ========    ===============    ==============     ===========

Total assets                             $15,453        $786             $4,257          $(5,474)         $15,022
                                       ==========    ========    ===============    ==============     ===========

     The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                                         Three Months Ended                    Nine Months Ended
                                                             January 31,                          January 31,
                                                  ----------------------------------     -------------------------------
                                                       2008               2007               2008              2007
                                                  ---------------    ---------------     -------------     -------------
Products and services:
  Electronic interface assemblies                         $3,487             $4,785           $11,934           $13,677
  Remote monitoring solutions                              1,300                267             2,472               618
  Rugged mobile computing                                  1,275                 --             1,860                --
  Engineering services                                        26                 17               137               132
  Other                                                       47                104               121               204
                                                  ---------------    ---------------     -------------     -------------
Total sales                                               $6,135             $5,173           $16,524           $14,631
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

                                                                           Nine Months Ended
                                                                              January 31,
                                                                    --------------------------------
                                                                             2008              2007
                                                                    --------------    --------------
      Warranty reserve balance at beginning of period                         $85               $82
      Expense accrued                                                          68                46
      Warranty costs incurred                                                (44)              (40)
                                                                    --------------    --------------
      Warranty reserve balance at end of period                              $109               $88
                                                                    ==============    ==============

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

     We are a publicly traded holding company with three wholly owned subsidiaries, DCI, Inc. ("DCI"), NTG, Inc. ("NTG") and Radix Corporation
("Radix").

     DCI provides electronic design and manufacturing services for original equipment manufacturers ("OEMs") in the aerospace, transportation, communications, safety, security and other industrial product markets. DCI has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of specialized interface technologies, such as custom LCDs, LED displays, and keypads with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production.

     NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG is an innovator of internet-based, wireless remote monitoring that uses existing cellular and satellite infrastructure. NTG's remote monitoring devices and its Watchdog CP Web Monitor provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet. This low cost, highly reliable network provides positive control and prompt event notification using the internet and our integrated back-end network. When combined with its internet-based front-end, NTG's customers can directly access and control a large population of field-deployed remote monitoring devices at an attractive cost.

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
("AMCI") for approximately $90,000 plus additional royalty payments. The purchase price also included a pending patent application. The entire purchase price was allocated to the customer list. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications.

     The Company renewed and increased its operating line of credit to
$5,000,000 on August 15, 2007. This line of credit provides the Company and its subsidiaries with short-term financing for their working capital requirements.
It is secured by accounts receivable and inventory and

expires on August 14, 2008. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (7.25% at January 31, 2008) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of
January 31, 2008 the Company was in violation of its minimum tangible net worth covenant as a result of acquiring a significant amount of intangible assets in the Radix transaction. The Company received a waiver of the covenant from its financial institution for the period ended January 31, 2008. There were
$3,861,000 in borrowings outstanding on the credit facility as of January 31,
2008.

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

Results of Operations

Three Months Ended January 31, 2008 Compared With Three Months Ended January 31,
2007.

         The  following  table sets forth,  for the periods  presented,  certain statement of operations data (in thousands) of the Company:

                                                                  Three Months Ended
                                         ---------------------------------------------------------------------
                                                 January 31, 2008                     January 31, 2007
                                                 ----------------                     ----------------
   Sales                                         $6,135          100.0%                $5,173         100.0%
   Cost of products sold                          3,733           60.9%                 3,725          72.0%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   2,402           39.1%                 1,448          28.0%
   Selling, general and
     administrative expenses                      1,876           30.6%                 1,151          22.3%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                                 526            8.5%                   297           5.7%
   Interest expense                               (138)          (2.2%)                 (104)         (2.0%)
   Gain on sale of Lenexa facility                   --            0.0%                   324           6.3%
   Other income, net                                  2            0.0%                     3           0.0%
                                         ---------------- -----------------    ---------------- --------------
   Income from operations
     before income taxes                            390            6.3%                   520          10.0%
   Income tax expense                               149            2.4%                   210           4.0%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                      $241            3.9%                  $310           6.0%
   Net income per share - basic                   $0.07                                 $0.10
                                         ================                      ================
   Net income per share - diluted                 $0.07                                 $0.09
                                         ================                      ================

     Total consolidated sales for the three months ended January 31, 2008 were approximately $6,135,000, an increase of $962,000, or 18.6%, from $5,173,000 reported for the third quarter of fiscal 2007.
     DCI. Sales at DCI were approximately $3,560,000, a decrease of $1,346,000, or 27.4%, from $4,906,000 from the prior year period. The sales from the prior year period included $1,162,000 in sales to the former Radix International
Corporation to help them meet the requirements of a specific customer contract.
Sales reported at DCI no longer include sales made to our Radix subsidiary.
Overall, sales to outside customers at DCI, excluding sales to both NTG and
Radix in both comparable periods, were $3,560,000 for the three-month period ended January 31, 2008, a decrease of $184,000, or 4.9%, from the $3,744,000 for the three-month period ended January 31, 2007. The decrease in sales at DCI to outside customers resulted from the timing of shipments to existing and new customers during the quarter. We expect sales to outside customers at DCI to increase over the coming quarters as a result of scheduled shipments to customers currently recorded in our backlog as well as anticipated future bookings from sales and marketing efforts currently in progress.
     NTG. Total sales at NTG were $1,300,000, an increase of approximately
$1,033,000, or 387%, from the third quarter of fiscal 2007. The increase in sales at NTG resulted from shipments of new products and equipment upgrades that totaled $1,227,000 during the period and additional network messaging service revenues which totaled $68,000. The increase in messaging revenues of $31,000 includes messaging services for both NTG and AMCI units in the field. The increase in the total number of units sold during the current period was the result of the multiple new products developed by NTG over the past year. Sales at NTG are expected to continue to record significant increases from the prior year periods and are expected to be similar to the current period over the next few quarters as a result of customer demand for both our digital cellular and satellite-based WatchdogCP products.
     Radix. Sales at the Company's newest subsidiary, Radix, totaled approximately $1,275,000 for the three-month period ended January 31, 2008.
Sales for the previous period that commenced on September 18, 2007 and ended on
October 31, 2007 were $584,000. Sales of rugged hand held computer hardware and peripherals totaled approximately $866,000 for the period with an additional
$409,000 of maintenance contract and related repair revenues. We anticipate increasing revenues at Radix over the next few quarters as integration efforts are completed and investments are made in sales, marketing and support resources and initiatives.

     Total consolidated backlog at January 31, 2008 was approximately
$7,100,000, a decrease of approximately $2,709,000, or 27.6%, from a total backlog of $9,809,000 on January 31, 2007 and a decrease of $997,000 from a total backlog of $8,097,000 on October 31, 2007. As of January 31, 2007, the
backlog of orders at DCI included approximately $4,707,000 in orders from the former Radix International Corporation that are no longer reported in consolidated backlog. The amount of total consolidated backlog at January 31,
2008, includes purchase orders in place from our customers at each of the three subsidiaries that are scheduled for shipment in future periods but excludes any intercompany purchase orders. The following table presents total backlog by subsidiary for the periods ended January 31, 2008 and 2007 (in thousands):

                              January 31, 2008          January 31, 2007
                            ----------------------    ----------------------
       DCI, Inc.                           $6,139                    $9,613
       NTG, Inc.                              322                       196
       Radix Corporation                      639                        --
                            ----------------------    ----------------------
       Total                               $7,100                    $9,809
                            ======================    ======================

     Gross margin can fluctuate from period to period due to a variety of factors including, but not limited to, sales volume, product mix, and plant efficiency. Gross margin for the three-month period ended January 31, 2008, was
39.1% of sales, or $2,402,000, compared to 28.0% of sales, or $1,448,000, for the three-month period ended January 31, 2007.
     DCI. DCI's gross margin was approximately $1,285,000, or 24.2%, for the period as compared to approximately $1,358,000, or 27.7%, for the comparable period of the prior year. The decrease in gross margin at DCI of $73,000 is the result of both lower sales as compared to

sales of the prior year period and product mix within the product lines.
     NTG. Total gross margin at NTG was approximately $498,000, or 38.3%, for the three-month period ended January 31, 2008 as compared to approximately
$90,000, or 33.7%, for the three-month period ended January 31, 2007. The increase in gross margin at NTG of $408,000 was due to the increased sales of
NTG's products and an increase in messaging services.
     Radix. The gross margin at Radix for the three-month period ended January
31, 2008 was approximately $619,000 or 48.5%. Gross margin at Radix was primarily the result of its product mix of sales between equipment and maintenance and service contract revenues.
     At the consolidated level, we expect that gross margins over the next few quarters will be between 30% - 35% as a result of increased sales in our proprietary product segments which have higher gross margins than our EMS segment.

     Selling, general and administrative ("SG&A") expenses increased $725,000, or 63.0%, to $1,876,000 in the three-month period ended January 31, 2008 from
$1,151,000 in the three-month period ended January 31, 2007. SG&A expenses were
30.6% of sales for the three-month period ended January 31, 2008 as compared to
22.3% of sales for the three-month period ended January 31, 2007.
     DCI. SG&A expenses at DCI decreased $17,000 from the prior year period as a result of a number of factors which included a decrease in commissions paid to independent sales representatives resulting from our strategic emphasis on direct sales and a decrease in support engineering expenses. These decreases were slightly offset by increases in personnel and personnel-related expenses in the administration and engineering departments resulting from our continued
growth.
     NTG. SG&A expenses at NTG increased $103,000 from the comparable prior year period as a result of increased personnel costs, increased marketing and travel expenses and royalty payments to AMCI.
     Radix. Radix had approximately $627,000 in SG&A expenses during the period which contributed to the overall increase in operating expenses. Included in
Radix's SG&A expenses were approximately $106,000 of expenses related to the engineering consultants based in England and whose contracts expire in February
2008. These consultants are being replaced by engineers at the Radix Operations
Facility in Olathe, Kansas. These new engineers were hired and recruited during the current period. These expenses contributed approximately $80,000 to the amount of SG&A expenses at Radix.
     Elecsys Corporation. Corporate expenses were $12,000 higher than the prior year period in fiscal 2007 primarily as a result of higher professional fees.
     We anticipate that our SG&A expenses will decrease slightly over the near term as the current three-month period contained transitional and other short-term expenses related to the Radix transaction. We will continue to invest in the continuing growth of DCI as well as intensify our investment in product development, marketing, and sales at both NTG and Radix.

     Income from operations before income taxes totaled $390,000 for the three-month period ended January 31, 2008. During the three-month period ended
January 31, 2007, the Company reported income from operations before income taxes of $520,000 which included a gain on the sale of its Lenexa facility of approximately $324,000, net of selling expenses.

     Interest expense was $138,000 and $104,000 for the three-month periods ended January 31, 2008 and 2007, respectively. This increase of $34,000 was due to interest expense on our operating line of credit which was the result of an increase in the total average amount outstanding during the period. As of
January 31, 2008, there were $3,861,000 of borrowings outstanding on the line of credit. We expect to continue utilizing the operating line of credit periodically in the next few quarters and anticipate that the amount of outstanding borrowings may grow as our business continues to grow and debt financing is needed to meet operating requirements and finance our capital investments.

     Income tax expense totaled approximately $149,000 for the three-month period ended January 31, 2008 as compared to $210,000 for the three-month period ended January 31, 2007. The decrease of $61,000 was the result of higher income from operations in the previous period which directly impacts the calculation of income tax expense for the respective periods.

     As a result of the above factors, net income was $241,000 for the three-month period ended January 31, 2008 as compared to net income of $310,000 reported for the three-month period ended January 31, 2007 which included a gain on the sale of our Lenexa facility of approximately $324,000.

Nine Months Ended January 31, 2008 Compared With Nine Months Ended January 31,
2007.

     The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                  Nine Months Ended
                                         ---------------------------------------------------------------------
                                                 January 31, 2008                     January 31, 2007
                                                 ----------------                     ----------------
   Sales                                        $16,524          100.0%               $14,631         100.0%
   Cost of products sold                         10,811           65.4%                10,209          69.8%
                                         ---------------- -----------------    ---------------- --------------
   Gross margin                                   5,713           34.6%                 4,422          30.2%
   Selling, general and
     administrative expenses                      4,693           28.4%                 3,302          22.6%
                                         ---------------- -----------------    ---------------- --------------
   Operating income                               1,020            6.2%                 1,120           7.6%
   Interest expense                               (367)          (2.2%)                 (224)         (1.5%)
   Gain on sale of Lenexa facility                   --            0.0%                   324           2.2%
   Interest income                                   19            0.1%                     9           0.1%
                                         ---------------- -----------------    ---------------- --------------
   Income from operations
     before income taxes                            672            4.1%                 1,229           8.4%
   Income tax expense                               247            1.5%                   509           3.5%
                                         ---------------- -----------------    ---------------- --------------
   Net income                                      $425            2.6%                  $720           4.9%
   Net income per share - basic                   $0.13                                 $0.22
                                         ================                      ================
   Net income per share - diluted                 $0.12                                 $0.21
                                         ================                      ================

     Sales for the nine months ended January 31, 2008 were approximately
$16,524,000, an increase of $1,893,000, or 12.9%, from $14,631,000 for the comparable period of fiscal 2007.
     DCI. Sales at DCI were approximately $12,192,000, a decrease of $1,821,000, or 13.0%, from $14,013,000 from the prior year period. The sales from the prior year period included $3,055,000 in sales to the former Radix Corporation. Sales to the former Radix Corporation totaled approximately $872,000 for the period from May 1, 2007 to September 17, 2007. Sales reported at DCI no longer include sales made to our Radix subsidiary after September 18, 2007. Overall, sales to outside customers at DCI, excluding sales to both NTG and Radix in both comparable periods, were $11,320,000 for the nine-month period ended January 31,
2008, an increase of $362,000, or 3.3%, from the $10,958,000 for the nine-month period ended January 31, 2007. The increase in sales at DCI to outside customers resulted from increased shipments to existing and new customers. We expect growth in sales volumes to outside customers at DCI to continue over the coming quarters. This expectation results from scheduled shipments to customers currently recorded in our backlog as well as anticipated future bookings.
     NTG. Sales volumes at NTG were $2,472,000 for the nine-month period ended
January 31, 2008 an increase of $1,854,000, or 300%, from the nine-month period ended January 31,

2007. The increase in sales at NTG resulted from shipments of new products and equipment upgrades of $2,433,000 during the period and additional network messaging service revenues which totaled $199,000 for the period. Sales at NTG are expected to continue increasing next quarter as compared to the previous year period as a result of anticipated demand for both our digital cellular and satellite-based WatchdogCP products.
     Radix. Sales at the Company's newest subsidiary, Radix, totaled approximately $1,860,000 since the acquisition date of September 18. 2007. The revenues were mainly the result of sales of rugged hand held computer hardware and peripherals as well as maintenance contract revenues. We anticipate increasing revenues at Radix over the next few quarters as integration efforts are completed and investments are made in sales, marketing, and support resources and initiatives.

     Gross margin for the nine-month period ended January 31, 2008, was 34.6% of sales, or $5,713,000, compared to 30.2% of sales, or $4,422,000, for the nine-month period ended January 31, 2007. The increase in gross margin of approximately $1,291,000 is primarily the result of increased sales volumes at
NTG and the additional sales from Radix. Due to the proprietary nature of their products, these subsidiaries generate higher gross margins than DCI.
     DCI. DCI's gross margin was approximately $3,789,000, or 31.1%, for the period as compared to approximately $4,208,000, or 30.0%, for the comparable period of the prior year primarily as a result of product mix to its outside customers.
     NTG. Total gross margin at NTG was approximately $1,019,000, or 41.2%, for the nine-month period ended January 31, 2008 as compared to approximately
$214,000, or 34.6%, for the nine-month period ended January 31, 2007. The increase in gross margin at NTG was due to the increased sales volumes with
NTG's products and an increase in messaging services, which includes the AMCI customer accounts added as part of the AMCI asset acquisition.
     Radix. The gross margin at Radix for the nine-month period ended January
31, 2008 was approximately $905,000 or 48.7%. Radix's gross margin was the result of the mix between equipment sales and maintenance service contract revenues.
     We expect that consolidated gross margins over the next few quarters will  continue at or near the current  period margin and near a range of 30%-35%
as a result of increased sales at both NTG and Radix,  which have higher margins than our EMS segment, DCI.

     Selling, general and administrative ("SG&A") expenses increased $1,391,000, to $4,693,000 in the nine-month period ended January 31, 2008 from $3,302,000 in the nine-month period ended January 31, 2007. SG&A expenses were 28.4% of sales for the nine-month period ended January 31, 2008 as compared to 22.6% of sales for the nine-month period ended January 31, 2007.
     DCI. SG&A expenses at DCI decreased $10,000 from the prior year period.
During the prior year period, DCI's SG&A expenses included moving and relocation expenses of approximately $100,000. Excluding those moving and relocation expenses, the increase in SG&A expenses in the current period was mainly due to increases in personnel and personnel-related expenses in the administration and engineering departments resulting from our growth.
     NTG. NTG SG&A expenses increased $286,000 from the comparable prior year period as a result of increased personnel costs, increased marketing and travel expenses and royalty

payments to AMCI.
     Radix. Radix also had approximately $1,040,000 in SG&A expenses during the period which contributed to the overall increase in operating expenses. Included in Radix's SG&A expenses were approximately $160,000 which were specifically related to the costs of the transaction and the move of product integration, engineering, and service operations to Olathe.
     Elecsys Corporation. Corporate expenses were approximately $75,000 higher than the prior year period in fiscal 2007 as a result of higher accounting and consulting expenses.
     We anticipate that our SG&A expenses will decrease slightly over the near term as the current nine-month period contained moving, relocation and legal expenses related to the Radix transaction and are not expected to be recurring.
We will continue to invest in the continuing growth at DCI as well as intensify our investment in product development, marketing, and sales at both NTG and
Radix.

     Interest expense was $367,000 and $224,000 for the nine-month periods ended
January 31, 2008 and 2007, respectively. This increase of $143,000 was the direct result of interest expense on our operating line of credit during the period that resulted from an increase in the average amount outstanding on the line of credit during the period. As of January 31, 2008, there was $3,861,000 outstanding on the line of credit.

     Income from operations before income taxes totaled $672,000 for the nine-month period ended January 31, 2008. During the nine-month period ended
January 31, 2007, the Company reported income from operations before income taxes of $1,229,000 which included a gain on the sale of its Lenexa facility of approximately $324,000, net of selling expenses.

     Income tax expense totaled approximately $247,000 and $509,000 for the nine-month periods ended January 31, 2008 and 2007, respectively. The decrease of $262,000 was the result of higher income from operations in the previous period which directly impacts the calculation of income tax expense.

     Net income was $425,000 for the nine-month period ended January 31, 2008 as compared to net income of $720,000 reported for the nine-month period ended
January 31, 2007.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $209,000 to $294,000 as of January 31,
2008 compared to $503,000 at April 30, 2007. This decrease was the result of cash used for new production equipment, increases in inventory and accounts receivable, a decrease in accounts payable which were partially offset by cash borrowed for the assets and liabilities purchased for the Radix acquisition as well as borrowings on our operating line of credit.

     Operating activities. Our consolidated working capital decreased approximately $2,145,000 from $4,546,000 in consolidated working capital at the end of the 2007 fiscal year to $2,401,000 at the end of the nine-month period ended January 31, 2008 due to increases in inventory and current liabilities primarily associated with the Radix transaction. Operating cash receipts during the nine-month period ended January 31, 2008 totaled over
$14,621,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $16,945,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. The $556,000 of cash used in investing activities during the nine-month period ended January 31, 2008 was primarily the result of the purchases of new production equipment to increase production capacity and improve productivity at our DCI subsidiary.

     Financing activities. For the nine-month period ended January 31, 2008, cash  provided by  financing  activities  totaled  $2,671,000  and  included the addition of a new $550,000 loan to assist the Company in meeting its obligations under the  acquisition  agreement  with Radix  International  Corporation.  Also during the nine-month  period ended,  total  borrowings on our operating line of credit were $4,493,000 which was primarily utilized to finance the operations of our subsidiaries. Payments on the operating line of credit during the nine-month period ending January 31, 2008 were  approximately  $2,157,000 which resulted in an  outstanding  balance on the line of credit of  $3,861,000  as of January 31,
2008.

     The Company increased its operating line of credit to $5,000,000 on August
15, 2007. The line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on August 14, 2008 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate plus .25% (7.25% at January 31, 2008) and contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of January 31, 2008 the Company was in violation of its minimum tangible net worth covenant as a result of the Radix transaction in which the amount of intangible assets was significant. The
Company received a waiver of the covenant from its financial institution for the period ended January 31, 2008. There were $3,861,000 in borrowings outstanding on the credit facility as of January 31, 2008.

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

     The following table summarizes our contractual obligations as of January
31, 2008 (in thousands):

                                                             For Fiscal Years Ending April 30,
                               Total         2008        2009        2010       2011        2012      Thereafter
                              --------     ---------    --------    -------    --------    -------    ------------
Contractual obligations:
  Series A IRB Bonds
    (Building debt)            $3,536           $28        $115       $121        $128       $134          $3,010
  Land Note                       220             4          18         20          21         23             134
  Radix Note                      496            42         176        193          85         --              --
  Interest payments             2,228            63         238        212         188        178           1,349
  Operating leases                313            33         117        115          48         --              --
                              --------     ---------    --------    -------    --------    -------    ------------
Total                          $6,793          $170        $664       $661        $470       $335          $4,493
                              ========     =========    ========    =======    ========    =======    ============

                                      Total Amount
                                      available at             Amount owed at
       Other obligations:           January 31, 2008          January 31, 2008            Expiration
                                 -----------------------     -------------------    -----------------------
         Line of credit                      $5,000,000              $3,861,000            August 14, 2008

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

Forward Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, sales volumes, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the
Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and
Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may,"
"expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow NTG and DCI, an inability on the part of the Company to successfully integrate, market and grow Radix Corporation, the Company's dependence on its top five customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the Company's existing debt on terms comparable to those now in existence, an inability to continue to receive covenant waivers from the
Company's financial institution for loan covenants that the Company has violated, potential deterioration of business or economic conditions for the
Company's customers' products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of
"Results of Operations" and "Liquidity and Capital Resources" as contained in
Management's Discussion and Analysis or Plan of Operation of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-QSB, the annual report on Form 10-KSB, and current reports on
Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
                  None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                  Not Applicable.

ITEM 3.  Defaults Upon Senior Securities
                  Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
                  None.

ITEM 5.  Other Information
                  Not Applicable.

ITEM 6.  Exhibits

          10.1 Waiver Relating to Business Loan Agreement between Elecsys
               Corporation and Bank Midwest
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

March 10, 2008                          /s/ Karl B. Gemperli
--------------------                  -----------------------------------
Date                                   Karl B. Gemperli
                                       President and
                                       Chief Executive Officer
                                      (Principal Executive Officer)

March 10, 2008                          /s/ Todd A. Daniels
--------------------                  -----------------------------------
Date                                    Todd A. Daniels
                                        Vice President and Chief Financial Officer
                                        (Principal
                                        Financial and Accounting Officer)

             EXHIBIT INDEX

Item         Description

10.1         Waiver Relating to Business Loan Agreement between Elecsys
             Corporation and Bank Midwest

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

