Form 10KSB
period 2008-04-30
ELECSYS CORP
filed 2008-07-23
CIK 914398

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                    For the Fiscal year ended April 30, 2008

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from to ____ to ____

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

     State issuer's revenues for its most recent fiscal year.    $23,418,369

     State the aggregate market value of the voting stock held by non-affiliates of the issuer on July 1, 2008,  based  upon the  average  bid and ask prices for such stock on that date was $20,238,292. The number of shares of Common Stock of the issuer outstanding as of July 1, 2008 was 3,285,437.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information contained in Items 9, 10, 11, 12, and 14 of Part III of this
Form 10-KSB have been incorporated by reference to our Proxy Statement for our
Annual Meeting of Stockholders to be filed with the Securities and Exchange
Commission within 120 days after the close of the fiscal year ended April 30,
2008.

Transitional Small Business Disclosure Form (Check One): Yes (  )   No  (X)

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                   FORM 10-KSB
                            Year Ended April 30, 2008

                                      INDEX
                                                                            Page
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               3

ITEM 2.  DESCRIPTION OF PROPERTY                                              10

ITEM 3.  LEGAL PROCEEDINGS                                                    10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES             11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12

ITEM 7.  FINANCIAL STATEMENTS                                                 22

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                  22

ITEM 8A(T).  CONTROLS AND PROCEDURES                                          22

ITEM 8B.  OTHER INFORMATION                                                   23

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT                                                  24

ITEM 10.  EXECUTIVE COMPENSATION                                              24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                          24

ITEM 12.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE                                               24

ITEM 13.  EXHIBITS                                                            24

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              25

SIGNATURES                                                                    26

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

General

     Elecsys Corporation ("Elecsys," the "Company," or "we"), through our wholly owned subsidiaries, provides electronic manufacturing services, custom LCDs, ultra-rugged mobile computing devices, and wireless remote monitoring solutions to numerous industries worldwide. Our customer base spans many markets including the aerospace, industrial, communications, transportation, military, medical, and energy infrastructure industries.

     DCI, Inc. ("DCI") provides electronic design and manufacturing services for original equipment manufacturers ("OEMs") in the aerospace, transportation, communications, safety, security and other industrial product markets. DCI has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies that integrate a variety of specialized interface technologies, such as custom LCDs, keypads, and touchscreens with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production.

     Radix Corporation ("Radix") designs, develops, and implements ultra-rugged handheld computing solutions for tough environments where data integrity is paramount. Its products, which include handheld computers, printers, peripherals, and application software, are deployed in over 70 countries in applications that include utilities, transportation logistics, traffic and parking enforcement, route accounting/deliveries, and inspection and maintenance. Our flexibility to custom configure solutions tailored to specific requirements has provided opportunities to expand our product offerings into new industries.

     Network Technologies Group, Inc. ("NTG") designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG's wireless remote monitoring devices utilize the existing cellular and satellite infrastructure and its Watchdog CP Web Monitor to provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet. This highly reliable network, combined with its internet-based front-end, provides NTG's customers with active monitoring and control of a large population of field-deployed remote monitoring devices.

     Elecsys was incorporated in Kansas in 1991, and in February 2000, the
Company entered the electronics manufacturing services ("EMS") business with our acquisition of DCI.

     In November 2004, the Company acquired certain assets, including all of the proprietary technology, and assumed certain liabilities of Network Technologies
Group, LLC ("NTG, LLC"). The acquired assets were transferred to the Company's new wholly owned subsidiary, NTG. NTG, LLC supplied remote monitoring solutions utilizing the digital control channels of the nation's cellular telephone network and established its initial market in the oil and gas pipeline industry.

     In September 2007, the Company, through its newly formed and wholly owned subsidiary,

Radix Corporation, acquired substantially all of the tangible assets, as well as all of the intellectual property and intangible assets and assumed certain liabilities of Radix International Corporation and its subsidiary of Salt Lake
City, Utah. Radix had built a reputation for reliability and support over its history of manufacturing ultra-rugged mobile computing devices.

Business

     DCI. DCI provides a range of design, manufacturing, integration and testing services to OEMs that desire a cost-effective single source for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production. Our strategy is to leverage our expertise as an EMS provider that can integrate specialized technologies, such as custom LCD fabrication, user interfaces, and microelectronic assembly, to provide solutions to our customers' electronic interface needs. We design, manufacture, integrate, and test a wide variety of electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules. The electronic interfaces, assemblies, and LCDs we produce, or import, are used in aerospace, industrial, communications, medical, transportation, and military products and other applications. The
Company's operating business segments are located in the Company's 60,000 square foot production and headquarters facility located in Olathe, Kansas. Although
DCI operations utilize the majority of the facility, we believe that there is sufficient surplus capacity to accommodate anticipated near-term growth for all of our subsidiaries.

     DCI is registered to the ISO 9001:2000 international quality standard, having received initial ISO 9001 certification in November 2000. DCI is also registered to the ISO 13485:2003 standard, which governs the design and manufacture of medical devices. We are also registered with the U.S. Department of State, Directorate of Defense Trade Controls for the production of restricted military and defense items in compliance with the Arms Export Control Act (AECA)
and the International Traffic in Arms Regulations (ITAR).

     Sales at DCI are made primarily to customers in the United States, Canada and a few other international markets, which are serviced primarily by in-house sales and program management personnel. We view our OEM customers as strategic partners and work to provide them with broad technical services and excellent customer care. A strategic operating objective is to form long-term business relationships with our customers by developing technological interdependence between the Company and the customer.

     The DCI engineering staff provides hardware design, software design and component engineering services to OEMs. Our manufacturing processes produce assemblies incorporating both conventional electronic packaging and high-density configurations, including ball grid array (BGA) and microelectronic technologies. We maintain manufacturing capabilities that include automated surface mount technology component placement, automated solder paste application and soldering, automated through-hole component insertion, wire bonded chip on board microelectronic assembly, and complete in-circuit and functional testing services. We integrate our customers' electronic assemblies with numerous specialized interface technologies such as custom LCDs, keypads, Touchscreens, and other user input devices as well as application specific backlights and illumination sources.

     Our LCD fabrication process produces custom LCDs that are used to display information in a

variety of applications from commercial and consumer to aerospace and medical products. We fabricate highly specialized and low-to-medium volume custom LCD devices in our Class 10000 cleanroom located in our Olathe facility. We also maintain relationships with several offshore LCD manufacturers to source our higher volume customer requirements. We are capable of designing and manufacturing a complete display module involving both the custom LCD device and the supporting electronics. We believe a limited number of our competitors currently have the capability to produce such complete modules.

     We believe our design, manufacturing, and integration capabilities, combined with materials management expertise, make us an effective single resource for product development and production that allows customers to integrate their supply chains and reduce their vendor bases. We focus our marketing efforts on OEMs whose products require the integration of custom electronic interface devices, such as LCDs, or custom input devices, with specialized electronic manufacturing. Our ideal customer requires both design and manufacturing services and places a high value on quality, reliable delivery and customer service. This strategy of focusing on specialized display and interface technologies differentiates DCI from conventional domestic EMS providers.

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

     Radix. Radix designs, develops, and implements ultra-rugged handheld computing solutions for use in demanding environments where data integrity is paramount. Radix has built a reputation for reliability and support and markets what are considered to be some of the most rugged, reliable, and easy-to-use handheld computers and portable printers in the world. Our field proven products, which include handheld computers, printers, peripherals, and application software, are deployed in over 70 countries in a variety of critical applications. Engineering and production operations for Radix are located in the
Company's 60,000 square foot production and headquarters facility in Olathe,
Kansas, where a majority of Radix's electronic subassemblies are manufactured by
DCI. Radix also maintains a 5,000 square foot sales and support facility in Salt
Lake City, Utah. Several worldwide satellite locations provide sales and technical support to our customers and business partners.

     Radix sells its products and services to both private firms and government affiliated end users worldwide. We utilize both a direct sales force and a network of specialized business partners located throughout the world. In many cases, we combine our hardware and software products with those of our business partners to create an integrated solution for our mutual customers. Radix products can be found in utilities, law enforcement, transportation, logistics tracking, maintenance, and other critical applications in rugged environments.
The Radix reputation for supplying innovative, reliable, and easy-to-use products and our commitment to provide superior support has earned Radix many customers and business partners around the world.

     Radix handheld computers are designed to withstand the extreme environmental conditions found in our customers' demanding applications. Our equipment is designed to exceed the industry's highest specifications for shock, vibration, and environmental ruggedness. Radix products operate throughout a wide temperature range, are completely waterproof and submersible, and are resistant to dust, oil and solvents. To enhance customer productivity and facilitate training, our proprietary design keyboards can be customized for different languages and applications. Based on Windows(R) CE.NET operating systems and high performance Intel XScale(R) architecture, our handheld devices make use of industry standard components that simplify application development.

     Radix offers a comprehensive range of cutting edge peripheral equipment including printers, scanners, and communications devices. Radix manufactures a full line of bar code readers, radio frequency identification (RFID) scanners, and image capture devices, as well as magnetic stripe and smart card readers. A wide range of communication options are supported including Ethernet, USB,
Bluetooth(R), WiFi, GSM/GPRS, and CDMA. Since these are custom integrated devices designed by Radix, all of these options can be added without compromising the environmental durability of our equipment. In addition to integrated peripherals, Radix can provide multiple accessories, including chargers, loaders, carrying cases, and vehicle mounts.

     In addition to handheld computing hardware, Radix also provides the Utility
Management System (UMS), a complete meter reading solution designed to meet the unique requirements of the utility meter reading market. Available in multiple languages, UMS is a highly configurable data capture application that provides advanced route management to hundreds of utilities worldwide. UMS offers configurable file formats, custom handheld configuration, and professional reports and seamlessly interfaces to most automatic meter reading (AMR)
technologies, as well as existing billing systems.

     Our commitment to customers extends beyond the delivery and installation of our hardware. Radix provides factory direct support to our customers and business partners through a customer service department staffed with highly experienced technical professionals. Radix products are offered with comprehensive support and maintenance agreements to ensure that systems remain fully operational and deliver the expected benefits to our customers.

     We believe Radix Corporation is an established leader in the specialized ultra-rugged handheld computing market. We believe that the market for rugged mobile computing equipment is very large and expanding at a rapid rate. We are committed to developing and supplying the best products and services for the markets that demand secure mobile computing solutions for use in the harshest environments. Radix remains committed to providing our customers with the most durable and reliable products backed up with the best service and support in the industry.

     NTG. NTG provides wireless, internet-based remote monitoring equipment and network data services for industrial monitoring applications. Our strategy is to focus product and market development on industrial monitoring applications that require wide-area wireless networking technologies and proprietary field application hardware. NTG provides various application specific remote monitoring units that are integrated with centralized data services that operate using the Company's WatchdogCP Web Monitor software and data center. The newly unveiled WatchdogCP Web Monitor system is based on our proprietary ScadaNET
Network(TM) technology. In addition to initial equipment revenue, each remote monitor generates monthly network services revenue. NTG currently operates out of a portion of the Company's 60,000 square foot production and headquarters facility located in Olathe,

Kansas, where a majority of NTG's electronic subassemblies are manufactured by
DCI. Sales at NTG are primarily conducted through, in-house direct marketing and sales efforts combined with independent sales representatives with expertise in the pipeline corrosion protection market and national and regional trade expositions. We currently sell our remote monitoring products and services throughout North America.

     The WatchdogCP Web Monitor is comprised of a variety of remote monitoring devices that use either the digital data channels of the analog or digital cellular network infrastructure or the Inmarsat-D satellite data transmission system to link into an internet-based back-end network and customer/user interface. The remote devices, proprietary designs and technology pioneered by the Company monitor functions such as voltages, currents, temperatures, levels, and pressures, and allow control activity to take place at remote sites. By utilizing the capacity, coverage, and capability of the existing cellular and satellite based wireless infrastructure, the WatchdogCP Web Monitor can receive data from and deliver information out to remote devices. When combined with our internet-based user interface, our customers can directly access and control a large population of field-deployed remote monitoring devices at an attractive cost.

     NTG has initially targeted the cathodic protection ("CP") market for North
American pipelines where numerous applications currently exist for our products and services. The millions of miles of buried pipelines that carry gas, oil, water, and other products throughout North America corrode due to the interaction of the metals with underground moisture. Pipeline operators constantly fight this natural corrosion process to protect their pipeline assets and comply with strictly enforced federal regulations that require corrosion protection, assessment, and monitoring. Pipelines are generally protected with
CP rectifiers deployed along the pipeline that establish a voltage between the pipeline and the surrounding soil to arrest corrosion activity. Historically, pipeline organizations employ corrosion technicians who travel from site to site to verify the operation of CP systems. There currently are vast numbers of
CP-related sites in North America with thousands of additional sites being installed each year. A small number of these sites are remotely monitored at the present time. We feel that the availability of cellular and satellite digital data channels, and the low cost of sending periodic, by-exception data over the wireless infrastructure, is an ideal means to automate the monitoring and data collection tasks required by the pipeline CP industry. To date, over 6,000 NTG remote monitors have been deployed in various applications and locations that provide recurring network services revenues to the Company.

     During the past year, NTG has integrated globally compatible wireless communications techniques into our products, while using the same centralized, internet-centric network to provide network services from our data centers in
Olathe, Kansas and Kansas City, Missouri. This move into global digital data services allows us to expand our markets from North America to a global scale.
NTG will continue to explore opportunities to both expand into additional markets with our proprietary product lines and to design new products. We will continue to focus product and market development on niche applications that leverage complete client solutions, wireless networking technologies, and proprietary field application hardware.

Competition

     There are numerous domestic and foreign EMS providers with which DCI competes. Many of these competitors are substantially larger than DCI, with greater financial, operating, manufacturing and

marketing resources, including Flextronics International Ltd., Sanmina-SCI
Corporation, and Celestica, Inc. Many have broader geographic breadth, a broader range of services, and established overseas operations. There are a limited number of LCD manufacturers located in the United States. There are also numerous foreign manufacturers who export LCD products into our primary customer markets. Our ability to integrate custom LCDs and other specialized electronic interface technologies with electronic assemblies helps differentiate us from our competitors. Our management team believes that the principal competitive factors in target markets for DCI are product quality, reliability in meeting product delivery schedules, flexibility and timeliness in responding to design and schedule changes, pricing, and technological sophistication. To remain competitive, DCI must provide technologically advanced manufacturing services, maintain quality levels, deliver finished products on a reliable basis, offer flexible delivery schedules, and compete effectively on total value.

     There are many domestic and foreign manufacturers that compete with Radix in the rugged handheld computing markets. Many of these competitors are substantially larger than Radix, with greater financial, operating, and marketing resources, including companies such as Motorola, Inc., Honeywell
International, and Intermec, Inc. Many have broader geographic breadth and offer a broader range of services. Radix competes in the ultra-rugged segment of the overall mobile computing market, where we believe we enjoy certain competitive advantages that differentiate us from the larger competitors. Radix management believes that significant competitive factors in our segment of the market include reliability, performance, support, and the ability to rapidly customize solutions. There are also several smaller firms that participate in the ultra-rugged segment of the market. We believe that Radix competes favorably with respect to these competitors.

     While there are numerous competitors in the general remote monitoring market, some that are much larger than NTG, we participate in specialized industrial sectors of the market where we believe NTG has a significant portion of the market and possesses certain product technology advantages. In the CP remote monitoring market, American Innovations, Ltd. is a direct competitor that is comparable to NTG in size. There are also several smaller firms that participate in the CP remote monitoring market. Management believes the significant competitive factors in our markets include reliability, features, performance, and price. We believe that NTG's current proprietary products and the WatchdogCP Web Monitor compete favorably with respect to these factors.

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

Patents, Trademarks and Licenses

     Through NTG, the Company owns or licenses multiple patents dealing with control channel communication techniques over the cellular network and other communication concepts. Some of these patents deal specifically with the CP market currently being pursued by NTG and have influence on the Company's competitive status. The Company intends to use these intellectual property assets to both protect its competitive position and to license certain technology. The average remaining life of these patents is approximately 12 years.

     NTG holds federal trademark registrations for marks used in the Company's business as follows: ScadaNET, ScadaNET Network, CellularRTU, ConfigRTU, CPi,
CellularRMU, RMUvi, and P2S.

Research and Development

     At DCI, we design and manufacture custom products and assemblies for OEM customers on a contract basis and thus are not engaged in any independent, self-funded research and development programs. We develop proprietary mobile computing and remote monitoring products at Radix and NTG, respectively. These products are targeted at specific industry applications and involve electronic hardware and system software design. Total research and development expenses at
Radix and NTG were approximately $616,000 and $258,000 for the fiscal years 2008 and 2007, respectively. The Company believes that our internal engineering resources combined with qualified third-party engineering consultants will be able to satisfy the current needs of our customer bases.

Effect of Governmental Regulations

     Our operations are subject to certain federal, state and local regulations concerning waste management and health and safety matters. We believe that we operate in material compliance with all applicable requirements and do not anticipate any material expenditure in maintaining compliance. New, modified, or more stringent requirements or enforcement policies could be adopted in the future that could result in material costs and liabilities that could adversely affect our business.

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

Dependence on One or a Few Major Customers

     Sales to one customer (Radix International Corporation) accounted for 4%
and 26% of our total sales in fiscal 2008 and 2007, respectively. Sales to our five largest customers decreased to 27% of total sales for fiscal 2008 as compared to 51% of total sales for fiscal 2007. The decrease in sales to our five largest customers in fiscal 2008 is primarily the result of the acquisition of Radix International Corporation's assets and assumption of certain liabilities during the year. Since September 18, 2007,

the date of acquisition, these sales are being accounted for as intercompany sales and are eliminated upon consolidation of the subsidiaries. Radix
International Corporation was a new customer in 2007 and this contributed to the increase in sales to our five largest customers when compared to fiscal 2006, in which sales to our five largest customers were 39% of total sales. The loss of one or more of these major customers would have a substantial impact on our business. In order to minimize the impact the loss of any one customer might have on our business, we seek to expand and diversify our customer base. We are focusing our increased sales efforts on new market segments and are attempting to increase our market penetration across all geographic areas in the United
States, Canada and selected international markets. The new market segments include additional industrial controls and products, aerospace applications and medical devices. We continue to add, develop and transition our internal sales force in an effort to effectively develop opportunities for new products in new markets. We have, in the last few years, seen improved results from these efforts, as demonstrated by an expanding customer base and a smaller percentage of total sales to our top five customers. In fiscal 2007 the addition of one major new customer impacted those efforts but in the current fiscal year our sales to our top five customers declined to 27% from 51% in fiscal 2007.
Additional analysis of the fiscal years preceding fiscal 2007 also shows a decline in sales to our top five customers which were 39% in fiscal 2006, 45% in fiscal 2005 and 47% in fiscal 2004.

Total Number of Employees

     At April 30, 2008, we had a total of 157 full time employees and 1 part-time employee. None of our employees are represented by a labor organization or subject to a collective bargaining agreement. Our management team believes that our relationship with our employees is good.

Item 2. DESCRIPTION OF PROPERTY

     In September 2006, we moved into our current facility located at 846 N.
Mart-Way Court in Olathe, Kansas. Each of our subsidiaries utilizes the facility's 60,100 sq ft for their operations and administration. We currently use approximately 50,000 sq ft for manufacturing operations, including our stockroom, LCD cleanroom and production, and production support. The remaining approximately 10,000 sq ft is used for administration, engineering and marketing.

     Our Radix subsidiary also leases approximately 5,600 sq ft of office space near Salt Lake City, Utah for its sales offices and customer support center.

Item 3. LEGAL PROCEEDINGS

     From time to time, we are a party to routine litigation that is incidental to the business. Currently there is no pending or outstanding litigation against the Company. The Company is not aware of any proceedings pending or contemplated by a governmental authority.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended April 30, 2008.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL
        BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading

The Company's common stock trades on the American Stock Exchange under the symbol "ASY".

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for
Elecsys common stock as reported by the American Stock Exchange for the two preceding fiscal years. No cash dividends were declared during such time. As of
April 30, 2008, the Company had approximately 200 stockholders of record.

               Fiscal Year 2008            High                   Low
                                    ------------------- ------------------------
               First Quarter              $8.99                  $5.63
               Second Quarter              7.35                   5.06
               Third Quarter               8.22                   4.90
               Fourth Quarter              6.50                   5.00
               For the Year               $8.99                  $4.90

               Fiscal Year 2007            High                   Low
                                    ------------------- ------------------------
               First Quarter              $4.78                  $3.61
               Second Quarter              5.80                   4.11
               Third Quarter               5.61                   4.46
               Fourth Quarter              6.36                   4.70
               For the Year               $6.36                  $3.61

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Elecsys is a publicly traded company that provides electronic manufacturing services, custom LCDs, ultra-rugged mobile computing devices, and wireless remote monitoring solutions to numerous industries worldwide. We operate our business through three wholly-owned subsidiaries, DCI, Inc. ("DCI"), Radix
Corporation ("Radix") and NTG, Inc. ("NTG").

     DCI provides electronic design and manufacturing services for original equipment manufacturers ("OEMs") in the aerospace, transportation, communications, safety, security and other industrial product markets. DCI has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of specialized interface technologies, such as custom LCDs, keypads, and touchscreens with circuit boards and other electronic components. DCI seeks to become an extension of the OEM's organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production.

     Radix designs, develops, and implements ultra-rugged handheld computing solutions for tough environments where data integrity is paramount. Its field-proven products, which include handheld computers, printers, peripherals, and application software, are deployed in over 70 countries in applications that include utilities, transportation logistics, traffic and parking enforcement, route accounting/deliveries, and inspection and maintenance. Radix has built a reputation for reliability and support over its lengthy history. Our flexibility to custom configure solutions tailored to specific requirements has provided opportunities to expand our product offerings into new industries.

     NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG's wireless remote monitoring devices utilize the existing cellular and satellite infrastructure and its Watchdog CP Web Monitor to provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet. This highly reliable network, combined with its internet-based front-end, provides NTG's customers with active monitoring and control of a large population of field-deployed remote monitoring devices.

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
On April 11, 2008, the Company and its financial institution amended the agreement, increasing the total amount available under the operating line of credit to $6,000,000 and modifying its variable interest rate. The line of credit now accrues interest at the prime rate with a minimum interest rate of
5.50% (5.50% at April 30, 2008). The line of credit is secured by accounts receivable and inventory and expires on August 14, 2008. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory.
The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2008 the Company was in violation of its minimum tangible net worth covenant as a result of acquiring a significant amount of intangible assets in the Radix transaction. The Company received a waiver of the covenant from its financial institution for the period ended April
30, 2008. There were $3,836,000 and $1,525,000 in borrowings outstanding on the credit facility as of April 30, 2008 and 2007, respectively.

     On September 18, 2007, the Company, through its newly formed and wholly owned subsidiary, Radix Corporation, acquired the assets and assumed certain liabilities of Radix International Corporation and its subsidiary of Salt Lake
City, Utah. The Company acquired approximately $4.56 million in tangible assets, including accounts receivable and inventory, as well as all of the intellectual property and intangible assets owned by Radix International Corporation and its subsidiary. In the transaction, the Company's new subsidiary assumed accounts payable of $2.2 million due to the Company's DCI subsidiary, assumed an additional amount of approximately $2.3 million in liabilities, and incurred acquisition costs of over $50,000. The transaction also includes contingent consideration based on the annual revenues of the acquired business over the next five years. The revenue-based contingency is limited to approximately $2.2 million and is subject to certain considerations that may impact the total amount to be paid.

Results of Operations

     The following table sets forth for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                          Years Ended
                                                       ---------------------------------------------------

                                                              April 30, 2008            April 30, 2007

        Sales                                               $23,418    100.0%         $19,809     100.0%
        Cost of products sold                                15,182     64.8%          13,958      70.5%
                                                       ---------------------------------------------------
        Gross margin                                          8,236     35.2%           5,851      29.5%
        Selling, general and Administrative expenses          6,526     27.9%           4,323      21.8%
                                                       ---------------------------------------------------
        Operating income                                      1,710      7.3%           1,528       7.7%
        Interest expense                                      (491)    (2.1%)           (310)     (1.6%)
        Gain on sale of property                                 --      0.0%             324       1.6%
        Other income, net                                        20      0.1%              11       0.1%
                                                       ---------------------------------------------------
        Net income before taxes                               1,239      5.3%           1,553       7.8%
        Income tax expense                                      551      2.4%             507       2.5%
                                                       ---------------------------------------------------
        Net income                                             $688      2.9%          $1,046       5.3%
                                                       ===================================================
        Net income per share -  Basic                         $0.21                     $0.32
                                                       ==============             =============
        Net income per share -  Diluted                       $0.20                     $0.31
                                                       ==============             =============

     Sales for the fiscal year ended April 30, 2008 were approximately
$23,418,000, an increase of $3,609,000, or 18.2%, from $19,809,000 for fiscal
2007.
     DCI. Sales at DCI were approximately $16,477,000, a decrease of $2,422,000, or 12.8%, from $18,899,000 from the prior year. The sales from the prior year included $4,454,000 in sales to the former Radix Corporation. Sales to the former Radix Corporation totaled approximately $872,000 for the period from May
1, 2007 to September 17, 2007. External sales reported at DCI no longer include sales made to our Radix subsidiary after September 18, 2007. Overall, sales to outside customers at DCI, excluding sales to both NTG and Radix in both comparable periods, were $15,605,000 for the year ended April 30, 2008, an increase of $1,160,000, or 8.0%, from the $14,445,000 for the year ended April
30, 2007. The increase in sales at DCI to outside customers resulted from increased shipments to existing and new customers. We expect sales volumes to outside customers at DCI to decrease slightly over the next two fiscal quarters, and we expect growth to occur in the second half of the 2009 fiscal year. This expectation is based upon scheduled shipments to customers currently recorded in our backlog, combined with anticipated future bookings.
     Radix. Sales at the Company's newest subsidiary, Radix, totaled approximately $3,249,000 since the acquisition date of September 18, 2007. The revenues were mainly the result of sales of rugged hand held computer hardware and peripherals as well as maintenance contract revenues. We anticipate increasing revenues at Radix over the next few quarters as integration efforts are completed and the investments made in sales, marketing, and support initiatives begin to mature.
     NTG. Sales volumes at NTG were $3,692,000 for the year ended April 30, 2008 an increase of $2,783,000, or 306%, from the year ended April 30, 2007. The increase in sales at NTG resulted from shipments of new products and equipment upgrades of $3,276,000 during the period and additional network messaging service revenues which totaled $262,000 for the period. Sales at NTG are expected to continue increasing next quarter as compared to the previous year period as a result of anticipated demand for both our digital cellular and satellite-based WatchdogCP products.

     Total consolidated backlog at April 30, 2008 was approximately $5,166,000, a decrease of approximately $5,237,000, or 50.3%, from a total backlog of
$10,403,000 on April 30, 2007 and a decrease of $1,934,000 from a total backlog of $7,100,000 on January 31, 2008. As of April 30, 2007, the backlog of orders at DCI included approximately $3,668,000 in orders from the former Radix
International Corporation that are no longer reported in consolidated backlog.
The amount of total consolidated backlog at April 30, 2008, includes purchase orders in place from our customers at each of the three subsidiaries that are scheduled for shipment in future periods but excludes any intercompany purchase orders. The following table presents total backlog by subsidiary for the periods ended April 30, 2008 and 2007 (in thousands):

                                       April 30, 2008         April 30, 2007
                                     -------------------    -------------------
          DCI, Inc.                              $7,888                 $9,688
          NTG, Inc.                                 108                    820
          Radix Corporation                         589                     --
          Less intercompany backlog             (3,419)                  (105)
                                     -------------------    -------------------

          Total                                  $5,166                $10,403
                                     ===================    ===================

     Gross margin for the year ended April 30, 2008, was 35.2% of sales, or
$8,236,000, compared to 29.5% of sales, or $5,851,000, for the year ended April
30, 2007. The increase in gross margin of

approximately $2,385,000 is primarily the result of increased sales volumes at
NTG and the additional sales from Radix. Due to the proprietary nature of their products, these subsidiaries generate higher gross margins than DCI.
     DCI. DCI's gross margin was approximately $5,360,000, or 32.5%, for the period as compared to approximately $5,514,000, or 29.2%, for the comparable period of the prior year primarily as a result of product mix to its outside customers.
     Radix. The gross margin at Radix for the year ended April 30, 2008 was approximately $1,380,000 or 42.5%.
     NTG. The gross margin at NTG was approximately $1,496,000, or 40.5%, for the year ended April 30, 2008 as compared to approximately $337,000, or 37.1%, for the year ended April 30, 2007. The increase in gross margin at NTG was due to the increased sales volumes with NTG's products and an increase in messaging services, which includes the AMCI customer accounts added as part of the AMCI asset acquisition.
     We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

     Selling, general and administrative ("SG&A") expenses increased $2,203,000, or 50.9%, to $6,526,000 in the year ended April 30, 2008 from $4,323,000 in the fiscal year ended April 30, 2007. SG&A expenses were 27.9% of sales for the fiscal year ended April 30, 2008 as compared to 21.8% of sales for the fiscal year ended April 30, 2007.

     DCI. SG&A expenses at DCI increased $36,000 from the prior year period.
During the prior year period, DCI's SG&A expenses included moving and relocation expenses of approximately $100,000. Excluding those moving and relocation expenses, the increase in SG&A expenses in the current period was mainly due to increases in personnel and personnel-related expenses in the administration and engineering departments resulting from our growth.
     Radix. The addition of Radix also added approximately $1,712,000 in SG&A expenses during the period, contributing to the overall increase in operating expenses. Included in Radix's SG&A expenses were approximately $160,000 specifically related to the costs of the transaction and the move of product integration, engineering, and service operations to Olathe, Kansas facility.
     NTG. SG&A expenses at NTG increased $339,000 from the prior year period as a result of royalty payments to AMCI combined with increased personnel costs and increased marketing and travel expenses.
     Elecsys Corporation. Corporate expenses were approximately $116,000 higher than fiscal 2007 as a result of higher accounting and consulting expenses.
     Excluding the effects of only having a partial year of expenses at Radix as a result of the timing of the Radix acquisition, we anticipate that our SG&A expenses will decrease slightly over the near term as the current period contained moving, relocation and legal expenses related to the Radix transaction that are not expected to be recurring. We will continue to invest in the continuing growth at DCI as well as intensify our investment in product development, marketing, and sales at both NTG and Radix.

     Interest expense was $491,000 and $310,000 for the fiscal years ended April
30, 2008 and 2007, respectively. This increase of $181,000 was the direct result of interest expense on our operating line of credit during the period that resulted from an increase in the average amount outstanding on the line of credit as a result of using the line of credit to finance our growth and operations, an increase in total overall outstanding borrowings and increases in the variable interest rates on the Company's borrowings

during the period. As of April 30, 2008, there was $3,836,000 outstanding on the line of credit and an additional $4,179,000 in outstanding long-term borrowings.

     Income from operations before income taxes totaled $1,239,000 for the year ended April 30, 2008. During the fiscal year ended April 30, 2007, the Company reported income from operations before income taxes of $1,553,000 which included a gain on the sale of its Lenexa facility of approximately $324,000, net of selling expenses.

     Income tax expense totaled approximately $551,000 and $507,000 for the years ended April 30, 2008 and 2007, respectively. The increase of $44,000 was the result of $97,000 of adjustments to income tax expenses due to the impact of
FIN 48 which was partially offset by lower taxable income as compared to fiscal
2007. The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty
in Income Taxes ("FIN 48") at the beginning of the fiscal year. FIN 48 requires that the Company recognize the financial statement benefit, or liability, of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50%
likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognized an additional $97,000 of income tax liability for accrued income taxes, penalties and interest related to its tax positions.

     As a result of the above, net income was $688,000, or $0.20 per diluted share, for the fiscal year ended April 30, 2008 as compared to net income of
$1,046,000, or $0.31 per diluted share, as reported for the year ended April 30,
2007.

Liquidity and Capital Resources
     Cash and cash equivalents decreased $146,000 to $357,000 as of April 30,
2008 compared to $503,000 at April 30, 2007. This decrease was the result of cash used for new production equipment, increases in inventory and accounts receivable, a decrease in accounts payable which were partially offset by cash borrowed for the assets and liabilities purchased for the Radix acquisition as well as borrowings on our operating line of credit. In the Radix acquisition, the Company assumed accounts payable of $2.2 million due to the Company's DCI subsidiary, assumed an additional amount of approximately $2.3 million in liabilities, and incurred acquisition costs of over $50,000.

     Operating activities. Our consolidated working capital decreased approximately $2,171,000 from $4,546,000 in consolidated working capital at the end of the 2007 fiscal year to $2,375,000 at the end of the 2008 fiscal year due to increases in current liabilities primarily associated with the Radix asset acquisition and in our efforts to build up product inventory at both Radix and
NTG to meet anticipated demand. Total accounts receivable also increased from the prior year with an increase in sales in the last fiscal quarter from both
NTG and Radix. Operating cash receipts during the fiscal year ended April 30,
2008 totaled over $21,150,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately
$24,743,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. The $603,000 of cash used in investing activities during the year ended April 30, 2008 was primarily the result of the purchases of new production equipment to increase production capacity and improve productivity at our DCI subsidiary.

     Financing activities. For the year ended April 30, 2008, cash provided by financing activities totaled $2,573,000 and included the addition of a new
$550,000 loan to meet financing obligations under the acquisition agreement with
Radix International Corporation. Also during the period, total borrowings on our operating line of credit were $5,028,000 which was primarily utilized to finance the operations of our subsidiaries. Payments on the operating line of credit during the year ending April 30, 2008 were approximately $2,717,000 which resulted in an outstanding balance on the line of credit of $3,836,000 as of
April 30, 2008.

     The Company increased its operating line of credit to $5,000,000 on August
15, 2007 and amended the agreement on April 11, 2008. The amendment increased the operating line of credit to $6,000,000 and modified its variable interest rate. The line of credit now accrues interest at the prime rate with a minimum interest rate of 5.50% (5.50% at April 30, 2008) and has an interest rate floor of 5.50%. The line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on August 14, 2008 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2008 the
Company was in violation of its minimum tangible net worth covenant as a result of the Radix transaction in which the amount of intangible assets was significant. The Company received a waiver of the covenant from its financial institution for the period ended April 30, 2008. There were $3,836,000 in borrowings outstanding on the credit facility as of April 30, 2008.

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

     The following table summarizes our contractual obligations as of April 30,
2008 (in thousands):

                                                              For Fiscal Years Ending April 30,
                               Total         2009         2010        2011        2012        2013      Thereafter
                              ---------    ---------    ---------    --------    --------    -------    ------------
Contractual obligations:
  Series A IRB Bonds
     (Building Debt)            $3,508         $115         $121        $128        $134       $142          $2,868
  Interest payments              2,322          212          202         195         186        178           1,349
  Operating leases                 292          121          119          51           1         --              --
  Radix Note                       454          176          193          85          --         --              --
  Land Note                        217           18           20          22          23         25             109
                              ---------    ---------    ---------    --------    --------    -------    ------------
Total                           $6,793         $642         $655        $481        $344       $345          $4,326
                              =========    =========    =========    ========    ========    =======    ============

                                      Amount available at         Amount owed at
          Other obligations:             April 30, 2008           April 30, 2008              Expiration
                                     -----------------------    -------------------    -----------------------
            Line of credit                 $6,000,000                $3,836,000             August 14, 2008

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

     Goodwill. Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.
We do not amortize goodwill, but rather review its carrying value for impairment annually (April 30), and whenever an impairment indicator is identified. Our annual impairment test is performed at year-end. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

     Intangible assets. Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software. Intangible assets are amortized over their estimated useful lives using the straight-line method.

     Impairment of Long-Lived Intangible Assets. Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Selected Quarterly Financial Data (Unaudited)

     The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended April 30, 2008 and
2007. This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof. The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

                                                                Three Months Ended
                                   July 31, 2007       October 31, 2007       January 31, 2008       April 30, 2008
                                   -------------       ----------------       ----------------       --------------
                                                      (In thousands, except per share data)
Sales                                     $4,787                 $5,602                 $6,135               $6,894
Gross margin                               1,515                  1,796                  2,402                2,523
Operating income                             354                    140                    526                  690
Income before taxes                          266                     16                    390                  567
Net income                                  $174                    $10                   $241                 $263
Net income per share - Basic               $0.05                  $0.00                  $0.07                $0.08
Net income per share - Diluted             $0.05                  $0.00                  $0.07                $0.08
Net cash (used in) provided by
    operating activities                  $(856)               $(1,253)                 $(215)                 $208

                                                                Three Months Ended
                                   July 31, 2006       October 31, 2006       January 31, 2007       April 30, 2007
                                   -------------       ----------------       ----------------       --------------
                                                      (In thousands, except per share data)
Sales                                     $3,862                 $5,596                 $5,173               $5,178
Gross margin                               1,314                  1,660                  1,448                1,429
Operating income                             333                    490                    297                  408
Income before taxes                          306                    403                    520                  324
Net income                                  $169                   $241                   $310                 $326
Net income per share - Basic               $0.05                  $0.07                  $0.10                $0.10
Net income per share - Diluted             $0.05                  $0.07                  $0.09                $0.09
Net cash (used in) provided by
    operating activities                     $31                    $10                 $(696)                 $542

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value
Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use

of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FASB Staff Position No. SFAS
157-2 was issued in February 2008. SFAS 157-2 delayed the application of SFAS
157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The
Company is required to adopt SFAS 157 in the first quarter of fiscal year 2010.
The Company believes that the financial impact, if any, of adopting SFAS 157 will not result in a material impact to its financial statements.

     In February 2007, the FASB, issued SFAS No. 159 ("SFAS 159"), The Fair
Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, the
Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities, are not met. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of fiscal year 2009. The Company believes that the financial impact, if any, of adopting SFAS 159 will not result in a material impact to its financial statements.

     In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling
Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS
160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company in its fiscal year beginning May 1, 2009. The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

     In December 2007, the FASB issued SFAS No. 141R ("SFAS 141R"), Business
Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a busness recognizes and measures in its financials statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company's fiscal year beginning May 1, 2009. The Company does not believe the adoption of this statement will have a material impact on its
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

Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate,"
or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow NTG, Radix and DCI, the Company's dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the Company's existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers' products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and "Liquidity and
Capital Resources" as contained in Management's Discussion and Analysis of
Financial Condition and Results of Operations of this annual report, as well as those included in other documents the Company files from time to time with the
Securities and Exchange Commission, including the Company's quarterly reports on
Form 10-QSB and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the
Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7. FINANCIAL STATEMENTS

     The information required by Item 310(a) of Regulation S-B is provided on pages F-1 through F-26 of this filing on Form 10-KSB and is hereby incorporated by reference herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     We have no disagreements with our independent registered public accounting firm through the date of this filing.

Item 8A(T). CONTROLS AND PROCEDURES

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

     (b) Management's Report on Internal Control over Financial Reporting. The
Company's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the
Exchange Act. Management has assessed the Company's internal control over financial reporting in relation to criteria described in Internal Control -
Integrated Framework, issued by the Committee of Sponsoring Organizations of the
Treadway Commission. Based on this assessment using those criteria, management concluded that, as of April 30, 2008, the Company's internal control over financial reporting was effective.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the
Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     (c) Changes in internal controls. There were no significant changes in the
Company's internal controls over financial reporting or in other factors that in management's estimates are reasonably likely to materially affect the Company's internal controls over financial reporting subsequent to the date of the evaluation.

Item 8B. OTHER INFORMATION

     None.

                                    Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
        GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has adopted a Code of Ethics for the Company's officers and directors. A copy of the Code of Ethics may be obtained without charge on the
Company website (www.elecsyscorp.com) or by contacting the Company's Secretary at the Company's headquarters, 846 N. Mart-Way Court, Olathe, Kansas 66061. The
Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Ethics by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

     The remaining information required to be disclosed pursuant to this Item 9 is incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2008.

Item 10. EXECUTIVE COMPENSATION

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2008.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2008.

Item 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2008.

Item 13. EXHIBITS

     The list of exhibits following the signature page of this Annual Report on
Form 10-KSB is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to our Proxy Statement for our Annual Meeting of
Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2008.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECSYS CORPORATION

Date:  July 23, 2008                   By:  /s/ Karl B. Gemperli
                                         ---------------------------------------
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

         /s/ Karl B. Gemperli                               Date:  July 23, 2008
--------------------------------------------
Karl B. Gemperli
President, Chief Executive Officer and Director
Principal Executive Officer

         /s/ Todd A. Daniels                                Date:  July 23, 2008
--------------------------------------------
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

         /s/ Robert D. Taylor                               Date:  July 23, 2008
--------------------------------------------
Robert D. Taylor
Chairman of the Board of Directors

         /s/ Stan Gegen                                     Date:  July 23, 2008
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

          (g)  Trust Indenture dated September 1, 2006 between the City of
               Olathe, Kansas, and UMB Bank, N.A. as Trustee attached as Exhibit
               10.1 of the Company's Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

          (h)  Lease Agreement dated September 1, 2006 between the City of
               Olathe, Kansas, and DCI Holdings FAE, LLC attached as Exhibit
               10.2 of the Company's Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

          (i)  Guaranty Agreement dated September 1, 2006 among DCI, Inc.,
               Elecsys Corporation, and NTG, Inc., and UMB Bank, N.A. as Trustee
               attached as Exhibit 10.3 of the Company's Form 10-QSB filed
               December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

          (j)  Bond Pledge Agreement dated September 1, 2006 between DCI, Inc.
               and Bank Midwest, N.A. attached as Exhibit 10.4 of the Company's
               Form 10-QSB filed December 11, 2006 with the Securities and
               Exchange Commission, is incorporated herein by reference.

          (k)  Promissory Note dated November 15, 2006 between DCI, Inc. and
               Bank Midwest, N.A. attached as Exhibit 10.7 of the Company's Form
               10-QSB filed December 11, 2006 with the Securities and Exchange
               Commission, is incorporated herein by reference.

          (l)  Commercial Guaranty dated November 15, 2006 between DCI, Inc. and
               Bank Midwest, N.A. and Elecsys Corporation attached as Exhibit
               10.8 of the Company's Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

          (m)  Commercial Guaranty dated November 15, 2006 between DCI, Inc. and
               Bank Midwest, N.A. and NTG, Inc. attached as Exhibit 10.9 of the
               Company's Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

          (n)  Mortgage dated November 15, 2006 between DCI, Inc. and Bank
               Midwest, N.A. attached as Exhibit 10.10 of the Company's Form
               10-QSB filed December 11, 2006 with the Securities and Exchange
               Commission, is incorporated herein by reference.

          (o)  Business Loan Agreement (Asset Based) dated August 15, 2007 between Elecsys Corporation and Bank Midwest, N.A. attached as
               Exhibit 10.1 of the Company's Form 10-QSB filed September 10,
               2007 with the Securities and Exchange Commission, is incorporated herein by reference.

          (p)  Change in Terms Agreement dated August 15, 2007 between Elecsys
               Corporation and Bank Midwest, N.A. attached as Exhibit 10.2 of the Company's Form 10-QSB filed September 10, 2007 with the
               Securities and Exchange Commission, is incorporated herein by reference.

          (q)  Promissory Note dated September 25, 2007 between Elecsys
               Corporation and Bank Midwest, N.A. attached as Exhibit 10.1 of the Company's Form 10-QSB filed December 21, 2007 with the
               Securities and Exchange Commission, is incorporated herein by reference.

          (r)  Asset Purchase Agreement dated August 31, 2007 between ER
               Acquisition Corporation and Radix International Corporation
               attached as Exhibit 99.1 of the Company's Form 8-K/A filed
               December 17, 2007 with the Securities and Exchange Commission, is incorporated herein by reference.

          (s)  Waiver relating to Business Loan Agreement between Elecsys
               Corporation and Bank Midwest, N.A. attached as Exhibit 10.1 of the Company's Form 10-QSB filed March 10, 2008 with the
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

32.2      Section 1350 Certification of Vice President and Chief Financial
          Officer (Principal Financial and Accounting Officer)

                           FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm . . . . . . . . . . .F-2

Consolidated Balance Sheets as of April 30, 2008 and 2007 . . . . . . . . . .F-3

Consolidated Statements of Operations
    Years Ended April 30, 2008 and 2007 . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Stockholders' Equity
    Years Ended April 30, 2008 and 2007  . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows
    Years Ended April 30, 2008 and 2007 . . . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .F-8

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elecsys
Corporation and Subsidiaries (the Company) as of April 30, 2008 and 2007, and
the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys
Corporation and Subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 9 to the financial statements, effective May 1,
2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty
in Income Taxes - an Interpretation of Statements of Financial Accounting
Standards No. 109 ("FIN 48").

We were not engaged to examine management's assertion about the effectiveness of
Elecsys Corporation and Subsidiaries' internal control over financial reporting as of April 30, 2008 included in this Annual Report under the caption
"Management's Report on Internal Control over Financial Reporting" and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
July 23, 2008

                      Elecsys Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                    April 30, 2008         April 30, 2007
                                                                   -----------------      -----------------
ASSETS
   Current assets:
      Cash                                                                    $ 357                  $ 503
      Accounts receivable, less allowances of $303
        and $126, respectively                                                3,757                  2,966
      Inventories                                                             6,207                  4,686
      Prepaid expenses                                                           75                     99
      Deferred taxes                                                            781                    767
                                                                   -----------------      -----------------
   Total current assets                                                      11,177                  9,021

   Property and equipment:
      Land                                                                    1,737                  1,737
      Building and improvements                                               3,395                  3,392
      Equipment                                                               3,490                  3,005
                                                                   -----------------      -----------------
                                                                              8,622                  8,134
      Accumulated depreciation                                              (2,249)                (1,806)
                                                                   -----------------      -----------------
                                                                              6,373                  6,328

   Goodwill                                                                   1,544                     82
   Intangible assets, net                                                     1,927                    351
   Other assets, net                                                             77                     71
                                                                   -----------------      -----------------
Total assets                                                                $21,098                $15,853
                                                                   =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                       $2,051                 $2,050
      Accrued expenses                                                        2,042                    708
      Income taxes payable                                                      564                     --
      Notes payable to bank                                                   3,836                  1,525
      Current maturities of long-term debt                                      309                    192
                                                                   -----------------      -----------------
   Total current liabilities                                                  8,802                  4,475

   Deferred taxes                                                               311                    312
   Long-term debt, less current maturities                                    3,870                  3,725

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
authorized;                                                                      --                     --
        none issued and outstanding
      Common stock, $.01 par value, 10,000,000 shares authorized;
        issued and outstanding - 3,284,937                                       33                     33
      Additional paid-in capital                                              9,117                  9,031
      Accumulated deficit                                                   (1,035)                (1,723)
                                                                   -----------------      -----------------
   Total stockholders' equity                                                 8,115                  7,341
                                                                   -----------------      -----------------
Total liabilities and stockholders' equity                                  $21,098                $15,853
                                                                   =================      =================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                           Years Ended April 30,
                                                                    ------------------------------------
                                                                          2008                2007
                                                                    ----------------    ----------------
Sales                                                                       $23,418             $19,809
Cost of products sold                                                        15,182              13,958
                                                                    ----------------    ----------------
Gross margin                                                                  8,236               5,851

Selling, general and administrative expenses                                  6,526               4,323
                                                                    ----------------    ----------------

Operating income                                                              1,710               1,528

Financial income (expense):
  Interest expense                                                            (491)               (310)
  Gain on the sale of property                                                   --                 324
  Other income, net                                                              20                  11
                                                                    ----------------    ----------------
                                                                              (471)                  25
                                                                    ----------------    ----------------

Net income before income tax expense                                          1,239               1,553

Income tax expense                                                              551                 507
                                                                    ----------------    ----------------

Net income                                                                     $688              $1,046
                                                                    ================    ================

Net income per share information:
  Basic                                                                       $0.21               $0.32
  Diluted                                                                     $0.20               $0.31

Weighted average common shares outstanding:
  Basic                                                                       3,285               3,259
  Diluted                                                                     3,452               3,402

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                 Common                         Additional                             Total
                                                 Stock             Common         Paid-In         Accumulated       Stockholders'
                                             (# of shares)         Stock          Capital           Deficit            Equity
                                             ---------------    -----------    -------------    ---------------    ---------------
Balance at April 30, 2006                             3,240            $32           $8,926           $(2,769)             $6,189
   Net income                                            --             --               --              1,046              1,046
   Exercise of stock options                             45              1               50                 --                 51
   Share-based compensation expense                      --             --               55                 --                 55
                                             ---------------    -----------    -------------    ---------------    ---------------
Balance at April 30, 2007                             3,285             33            9,031            (1,723)              7,341
   Net income                                            --             --               --                688                688
   Share-based compensation expense                      --             --               86                 --                 86
                                             ---------------    -----------    -------------    ---------------    ---------------
Balance at April 30, 2008                             3,285            $33           $9,117           $(1,035)             $8,115
                                             ===============    ===========    =============    ===============    ===============

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   Years ended April 30,
                                                                          --------------------------------------
                                                                                2008                 2007
                                                                          -----------------    -----------------
Cash Flows from Operating Activities:
Net income                                                                            $688               $1,046
Adjustments to reconcile net income to net cash (used in)
 operating activities:
    Share-based compensation expense                                                    86                   55
    Depreciation                                                                       537                  428
    Amortization                                                                       133                   42
    Provision for doubtful accounts                                                     77                   56
    Loss (gain) on disposal of assets                                                    3                (315)
    Deferred taxes                                                                    (15)                  475
    Changes in operating assets and liabilities, net of acquisition of assets and assumed liabilities:
      Accounts receivable                                                          (2,345)              (1,116)
      Inventories                                                                    (907)              (1,303)
      Accounts payable                                                               (665)                  725
      Accrued expenses                                                               (286)                (118)
      Income taxes payable                                                             564                   --
      Other, net                                                                        14                 (88)
                                                                          -----------------    -----------------
Net cash (used in) operating activities                                            (2,116)                (113)
                                                                          -----------------    -----------------

Cash Flows from Investing Activities:
Purchases of property and equipment                                                  (585)              (5,737)
Proceeds from disposal of property and equipment                                        --                1,766
Goodwill increase related to acquisition costs                                         (6)                 (33)
Costs incurred for intangible assets                                                    --                 (90)
Acquisition of assets and assumed liabilities, net of cash acquired                   (12)                   --
                                                                          -----------------    -----------------
Net cash (used in) investing activities                                              (603)              (4,094)
                                                                          -----------------    -----------------

Cash Flows from Financing Activities:
Proceeds from exercise of stock options                                                 --                   51
Borrowings on long-term debt                                                           550                4,420
Principal payments on long-term debt                                                 (288)                (503)
Borrowings on notes payable to bank                                                  5,028                7,050
Principal payments on notes payable to bank                                        (2,717)              (6,996)
                                                                          -----------------    -----------------
Net cash provided by financing activities                                            2,573                4,022

                                                                          -----------------    -----------------
Net (decrease) in cash                                                               (146)                (185)
Cash at beginning of year                                                              503                  688
                                                                          -----------------    -----------------
Cash at end of year                                                                   $357                 $503
                                                                          =================    =================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                              $492                 $270
Cash paid during the period for income taxes                                             2                   37

Supplemental Disclosures of Non-Cash Investing
  and Financing Activities:
Acquisition of assets and assumed liabilities:
  Receivables                                                                         $785                 $ --
  Inventories                                                                          614                   --
  Intangibles                                                                        1,705                   --
  Goodwill                                                                           1,456                   --
  Accounts payable                                                                   (666)                   --
  Accounts payable due to Elecsys Corporation                                      (2,262)                   --
  Accrued expenses                                                                 (1,620)                   --
                                                                          -----------------    -----------------
Total cash paid in acquisition, net of cash acquired                                   $12                 $ --
                                                                          =================    =================

See Notes to Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 April 30, 2008

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

     The Company's sales are made to customers within the United States, but also include Canada and several other international markets.

Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DCI, NTG and Radix. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Insurance Corporation ("FDIC") up to $100,000. The Company had bank deposits of approximately $209,000 and $372,000 in excess of FDIC insured limits as of April
30, 2008 and 2007, respectively. The Company has not experienced any losses due to this.

Accounts Receivable
     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The majority of the customer accounts are considered past due after the invoice becomes older than the customer's credit terms (30 days for the majority of customers).
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

     Sales to one customer (Radix International Corporation) accounted for 4%
and 26% of total sales in fiscal 2008 and 2007, respectively. Sales to the
Company's five largest customers were 27% of total sales for fiscal 2008 compared to fiscal 2007 in which sales to the Company's five largest customers were 51% of total sales. The overall decrease in sales to the Company's five largest customers was primarily driven by the acquisition of the assets and liabilities of Radix International Corporation and its subsidiary on September
18, 2007. The loss of one or more of these major customers would have a substantial impact on the Company's business.

     The carrying value of the Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value due to their liquid nature (cash, accounts receivable, and accounts payable) and variable interest rates (for notes payable and long-term debt).

Shipping and Handling Costs
     Shipping and handling costs that are billed to the Company's customers are recognized as revenues in the period that the product is shipped. Shipping and handling costs that are incurred by the Company are recognized as cost of sales in the period that the product is shipped.

Revenue Recognition
     The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, remote monitoring equipment and ultra-

rugged handheld computers and peripherals. The Company also derives revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts. Production and repaired units are billed to the customer after they are shipped. Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month after the services or maintenance periods are completed. For customers that utilize the Company's engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed. The Company requires our customers to provide a binding purchase order to verify the manufacturing services to be provided. Typically, the
Company does not have any post-shipment obligations that would include customer acceptance requirements. Radix does provide training and installation services to its customers and those services are billed and the revenue recognized at the end of the month after the services are completed. Revenue recognized is net of sales taxes remitted to the government.

Inventory Valuation
     Inventories are stated at the lower of cost, using the first-in, first-out
(FIFO) method, or market value. The Company's industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations. Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from the customers. Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon. Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value. Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of the quarterly inventory write-down. If actual market conditions or customers' product demands are less favorable than those projected, additional inventory write-downs may be required. The reserve balance is analyzed for adequacy along with the inventory review each quarter.
Inventories, net of reserves of approximately $377,000 and $251,000, are summarized by major classification as follows (in thousands):

                                                       April 30,
                                                 2008            2007
                                             -------------    ------------
                Raw materials                      $4,725          $2,871
                Work-in-process                       959           1,053
                Finished goods                        523             762
                                             -------------    ------------
                                                   $6,207          $4,686
                                             =============    ============

     The Company has entered into supplier arrangements with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements. As of April 30, 2008 and 2007, finished goods inventory of approximately $118,000 and $244,000, respectively was directly related to those customer agreements.

Property and Equipment
     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

              Description                          Years
              Building and improvements             39
              Equipment                             3-8
              Computers and software                3

Goodwill
     Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The
Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (April 30), and whenever an impairment indicator is identified. The Company performs its annual impairment test at year-end. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach. The Company has concluded that no impairment existed as of April 30, 2008 or 2007.

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
These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management reviewed the intangible assets for impairment as of April 30, 2008 and 2007 and determined that no impairment existed.

Income Taxes
     The Company accounts for income taxes in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes
("SFAS 109") as clarified by FASB Interpretation No. 48, Accounting for
Uncertainty in

Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is "more likely than not," according to the criteria of SFAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50%
likelihood of being realized upon ultimate settlement with the relevant tax authority.

Advertising Costs
     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $35,000 and $44,000 for the years ended April 30, 2008 and 2007, respectively.

Research and Development Costs
     The Company expenses research and development costs as incurred. Research and development expenses were approximately $616,000 and $258,000 for the years ended April 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value
Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FASB Staff Position No. SFAS 157-2 was issued in
February 2008. SFAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is required to adopt
SFAS 157 in the first quarter of fiscal year 2010. The Company believes that the financial impact, if any, of adopting SFAS 157 will not result in a material impact to its financial statements.

     In February 2007, the FASB, issued SFAS No. 159 ("SFAS 159"), The Fair
Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, the
Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is

irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133,
Accounting for Derivative Instruments and Hedging Activities, are not met. SFAS
159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of fiscal year 2009. The
Company believes that the financial impact, if any, of adopting SFAS 159 will not result in a material impact to its financial statements.

     In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling
Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS
160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company in its fiscal year beginning May 1, 2009. The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

     In December 2007, the FASB issued SFAS No. 141R ("SFAS 141R"), Business
Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company's fiscal year beginning May 1, 2009. The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

2.   ACQUISITIONS OF ASSETS

     Radix. On September 18, 2007, the Company, through its newly formed and wholly owned subsidiary, Radix Corporation, acquired the assets and assumed certain liabilities of Radix International Corporation and its subsidiary. The
Company made the strategic decision to grow through expansion into the specialized niche of rugged mobile computing. The Company, through Radix, acquired approximately $4.56 million in assets, including accounts receivable and inventory, as well as all of the intellectual property and intangible assets owned by Radix International Corporation and its subsidiary. In the transaction,
Radix assumed accounts payable due to DCI, assumed an additional amount of approximately $2.3 million in liabilities, and incurred acquisition costs of approximately $50,000. The transaction also includes performance related contingent consideration based on the annual revenues of the acquired business over the next five years. The total performance related contingency is limited to approximately

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

Assets acquired:
  Receivables                                                                      $785
  Inventories                                                                       614
  Goodwill                                                                        1,456
  Intangibles (customer list, trade names/trade secrets, and technology)          1,705
                                                                              ----------
                                                                                  4,560

Liabilities assumed:
  Accounts payable to outside vendors                                             (666)
  Accounts payable to DCI, Inc. (a subsidiary of Elecsys Corporation)           (2,262)
  Accrued expenses                                                              (1,620)
                                                                              ----------
                                                                                (4,548)
                                                                              ----------
Cost of acquisition, net of cash acquired                                           $12
                                                                              ==========

     The purchase price in excess of the fair value of the tangible assets acquired has been allocated to intangibles and goodwill. The Company engaged an independent third party valuation expert to assist in the allocation of the excess purchase price to the various specific separately identifiable intangibles. The final valuation report allocated the $1,705,000 in intangible valuation to customer relationships ($950,000), trade names ($530,000) and technology ($225,000). These assets were determined by the valuation expert to have a useful life of 15 years. Amortization expense for the acquired intangible assets is estimated to be approximately $114,000 in each of the next fifteen fiscal years.

     The following table sets forth the unaudited pro forma results of operations of the Company for the periods ended April 30, 2008 and 2007 as if the Company had acquired the assets and assumed certain liabilities of Radix
International Corporation and subsidiary at the beginning of the respective periods. The pro forma information contains the actual operating results of the
Company and Radix with the results prior to September 18, 2007, for Radix, adjusted to include pro forma impact of (i) the elimination of intercompany sales and gross margin in inventory as of the periods presented; (ii) additional interest expense associated with the financing arrangement entered into by the
Company on September 25, 2007 in connection with the transaction; (iii)
additional expense as a result of estimated amortization of identifiable intangible assets; (iv) and an adjustment to income tax expense for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future (in thousands, except per share data).

                                                             Year Ended April 30,
                               ---------------------------------------------------------------------------------
                                                2008                                      2007
                               ---------------------------------------    --------------------------------------
                                               Pro forma    Pro forma                   Pro forma    Pro forma
                                 Reported     adjustments                  Reported    adjustments
                               ---------------------------------------    --------------------------------------
Sales                               $23,418         $1,399    $24,817         $19,809        $6,001     $25,810
Net income (loss)                       688          (418)        270           1,046       (2,950)     (1,904)

Basic Earnings per share              $0.21                     $0.08           $0.32                   $(0.59)
Diluted Earnings per share            $0.20                     $0.08           $0.31                   $(0.59)

     AMCI. On December 19, 2006, the Company announced that its NTG subsidiary had acquired the product lines, technology, customer base and intellectual property of Advanced Monitoring & Control, Inc. ("AMCI") for approximately
$90,000. The purchase price also included a pending patent application. The entire purchase price was allocated to the customer list. AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications. The employees of AMCI became employees of NTG upon completion of the transaction.

     Total acquired intangible assets consist of the following (in thousands):

                                                        April 30, 2008                 April 30, 2007
                                                    Gross                         Gross
                                                   Carrying     Accumulated      Carrying      Accumulated
Intangible Asset Description          Company       Amount      Amortization      Amount      Amortization
----------------------------------    ---------    ---------    -------------    ---------    --------------
Patents, trademarks and               NTG              $352           $(120)         $352             $(85)
copyrights
Customer relationships                NTG                90             (24)           90               (6)
Customer relationships                Radix             950             (42)           --                --
Trade name                            Radix             530             (24)           --                --
Technology                            Radix             225             (10)           --                --
                                                   ---------    -------------    ---------    --------------
                                                     $2,147           $(220)         $442             $(91)
                                                   =========    =============    =========    ==============

     Amortization expense for the years ended April 30, 2008 and 2007, was approximately $129,000 and $42,000, respectively.

     Estimated amortization expense for the next five fiscal years is as follows
(in thousands):

                     Year                Amount
                     ------------      ------------
                     2009                     $176
                     2010                      176
                     2011                      176
                     2012                      170
                     2013                      158

3.   PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

     As of April 30, 2008, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, an additional asset-backed long-term note related to the Company's acquisition of assets and assumption of certain liabilities of
Radix International Corporation, a long-term mortgage secured by approximately
74,000 square feet of land adjacent to the Company's production and headquarters in Olathe, Kansas, and long-term financing for the facility.

     The Company has an operating line of credit that provides the Company and its subsidiaries with short-term financing for their working capital requirements. On April 11, 2008, the Company and its financial institution amended the agreement, entered into on August 15, 2007, which increased the total amount available under the operating line of credit from $5,000,000 to
$6,000,000 and modified its variable interest rate. The line of credit now accrues interest at the prime rate with a minimum interest rate of 5.50% (5.50%
at April 30, 2008) and now has an interest rate floor of 5.50%. The line of credit is secured by accounts receivable and inventory and expires on August 14,
2008. Its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of April 30, 2008 the
Company was in violation of its minimum tangible net worth covenant as a result of acquiring a significant amount of intangible assets in the Radix transaction.
The Company received a waiver of the covenant from its financial institution for the period ended April 30, 2008. There were $3,836,000 and $1,525,000 in borrowings outstanding on the credit facility as of April 30, 2008 and 2007, respectively.

     The following table is a summary of the Company's long-term debt and related current maturities (in thousands):

                                                                                        April 30,
                                                                                    2008         2007
                                                                                  ---------   ----------
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.50% as of April
30, 2007), due in monthly principal and interest payments beginning October 1,
2006 through maturity on September 1, 2026, secured by real estate.                 $3,508       $3,617

Industrial  revenue bonds,  Series 2006B,  fixed interest rate of 6.06%,  due in monthly  principal  and  interest  payments  beginning  October 1, 2006  through maturity on  September  1, 2009,  secured by  equipment.  This note was paid off
during fiscal 2008.                                                                     --           67

Note  payable  with  an  adjustable  interest  rate  of  7.94%,  due in  monthly principal and interest payments  beginning December 15, 2006 through maturity on
November 15, 2016, secured by real estate.                                             217          233

Note payable with a fixed interest rate of 9.00%,  due in monthly  principal and interest  payments  beginning October 25, 2007 through maturity on September 25,
2010, secured by accounts receivable and inventory.                                    454           --
                                                                                  ---------   ----------
                                                                                     4,179        3,917

Less current matuities                                                                 309          192

                                                                                  ---------   ----------
Total long-term debt                                                                $3,870       $3,725
                                                                                  =========   ==========

     The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

                    Year                     Amount
                    ----------------     ----------------
                    2009                            $309
                    2010                             334
                    2011                             235
                    2012                             157
                    2013                             167
                    Thereafter                     2,977
                                         ----------------
                                                  $4,179
                                         ================

4.   SEGMENT REPORTING

     The Company operates three reportable business segments: DCI, Inc., NTG,
Inc. and Radix Corporation. DCI produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. NTG designs, markets, and provides remote monitoring services. The Company's Radix subsidiary develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers. The following table presents business segment revenues, income (loss), and total assets for the years ended April 30, 2008 and 2007 (in thousands).

                                                        Year Ended April 30, 2008
                            ----------------------------------------------------------------------------------
                               DCI          NTG         Radix        Unallocated    Eliminations       Total
                            ----------    ---------    ---------     -----------    -------------     --------
Sales:
  External customers          $16,477       $3,692       $3,249            $ --             $ --      $23,418
  Intersegment                  4,294           --           --              --          (4,294)           --
                            ----------    ---------    ---------     -----------    -------------     --------
Total sales                   $20,771       $3,692       $3,249            $ --         $(4,294)      $23,418

Depreciation and
amortization expenses            $492          $90          $88            $ --             $ --         $670
                            ==========    =========    =========     ===========    =============     ========

Segment income (loss)
  before income tax expense    $2,375         $244       $(358)          $(572)           $(450)       $1,239
                            ==========    =========    =========     ===========    =============     ========

Capital expenditures             $405          $10         $170            $ --             $ --         $585
                            ==========    =========    =========     ===========    =============     ========

Goodwill and intangible
 assets                          $ --         $387       $3,084            $ --             $ --       $3,471
                            ==========    =========    =========     ===========    =============     ========

Total assets                  $20,476       $1,718       $5,717          $4,989        $(11,802)      $21,098
                            ==========    =========    =========     ===========    =============     ========

                                                               Year Ended April 30, 2007
                                          --------------------------------------------------------------------
                                            DCI         NTG        Unallocated      Eliminations      Total
                                          ---------    -------    --------------    -------------    ---------
Sales:
  External                                 $18,899       $910               $--            $  --      $19,809
  Intersegment                                 429         --                --            (429)           --
                                          ---------    -------    --------------    -------------    ---------
Total sales                                $19,328       $910               $--           $(429)      $19,809
                                          =========    =======    ==============    =============    =========

Depreciation and amortization expenses        $410        $60              $ --             $ --         $470
                                          =========    =======    ==============    =============    =========

Segment income (loss) Before
 income tax expense                        $ 2,587     $(576)            $(469)             $ 11       $1,553
                                          =========    =======    ==============    =============    =========

Capital expenditures                        $5,664        $73              $ --             $ --       $5,737
                                          =========    =======    ==============    =============    =========

Goodwill and intangible assets                $ --       $433              $ --             $ --         $433
                                          =========    =======    ==============    =============    =========

Total assets                               $16,292      $ 780            $4,554         $(5,773)      $15,853
                                          =========    =======    ==============    =============    =========

     The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                                   Years Ended
                                                    April 30,
                                           ----------------------------
                                                  2008            2007
                                           ------------    ------------
Products and services:
  Electronic manufacturing services            $16,102         $18,457
  Remote monitoring solutions                    3,692             910
  Rugged mobile computing                        3,249              --
  Engineering services                             168             169
  Other                                            207             273
                                           ------------    ------------
Total sales                                    $23,418         $19,809
                                           ============    ============

     The Company had total export sales of approximately $2,765,000 and
$1,230,000 for the years ended April 30, 2008 and 2007, respectively.

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

                                                                     Years Ended
                                                                      April 30,
                                                                  2008              2007
                                                         --------------    --------------
      Warranty reserve balance at beginning of period              $85               $82
      Expense accrued                                               95                63
      Warranty costs incurred                                     (58)              (60)
                                                         --------------    --------------
      Warranty reserve balance at end of period                   $122               $85
                                                         ==============    ==============

6.   OPERATING LEASES

     The Company has a number of office equipment leases which will begin to expire in July 2008 through July 2012. As a result of the Radix transaction, the
Company

entered into a three year lease for office space in Sandy, UT for approximately
5,400 square feet beginning October 1, 2007 through September 30, 2010. The
Company also had an office lease for its NTG subsidiary in Florida during fiscal year 2008 that expired in September 2007.

     Rent expense under all operating leases was approximately $143,000 and
$18,000 for the years ended April 30, 2008 and 2007, respectively. The following table presents the Company's future obligations for minimum lease payments (in thousands):

                          Years Ended April 30,                   Amount
                        -------------------------            ----------------
                                  2009                             $121
                                  2010                              119
                                  2011                               51
                                  2012                                1

7.   NET INCOME PER SHARE

     The following table presents the components of the calculation of basic and diluted income per share (in thousands):

                                                                  Years Ended April 30,
                                                                  2008              2007
                                                              -------------     -------------
Numerator:
Net income                                                            $688            $1,046

Denominator:
Weighted average common shares outstanding - basic                   3,285             3,259
Effect of dilutive options outstanding                                 167               143
                                                              -------------     -------------
Weighted average common shares outstanding - diluted                 3,452             3,402
                                                              =============     =============

     Options to purchase 15,000 shares of common stock as of April 30, 2007 were antidilutive and therefore were not included in the computation of diluted earnings per share.

8.   STOCK OPTIONS

     At April 30, 2008, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of
Directors. Incentive stock options may not be

granted at prices that are less than the fair market value on the date of grant.
Non-qualified options may be granted at prices determined appropriate by the
Board of Directors of the Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the
Company. As of April 30, 2008, options to purchase approximately 324,750 shares were outstanding, of which 235,250 were vested and exercisable.

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

                                              Year Ended April 30,
                                          2008                     2007
                                  ----------------------    --------------------
      Risk-free interest rate             2.93% - 4.85%                   5.00%
      Expected life, in years                         6                       6
      Expected volatility               48.78% - 51.32%                  56.23%
      Dividend yield                               0.0%                    0.0%
      Forfeiture rate                             5.00%                   5.00%

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

     The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised if the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. In accordance with SFAS 123R, the Company will revise the Consolidated Statement of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows. For the year ended April 30, 2008 and 2007, there were no exercises of stock options which triggered tax benefits.

     At April 30, 2008, there was approximately $151,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.01 years.

     The following table represents stock option activity for the year ended
April 30, 2008:

                                                                                          Weighted-
                                                                      Weighted-            Average
                                                     Number            Average            Remaining
                                                       of             Exercise         Contract Life
                                                     Shares             Price
Outstanding options at April 30, 2006                  255,750              $1.40           5.69 Years
   Granted                                              85,000               3.88           9.22 Years
   Exercised                                          (45,000)               1.13                   --
   Forfeited                                                --                 --                   --
                                                   ------------     --------------    -----------------
Outstanding options at April 30, 2007                  295,750              $2.16           5.93 Years
   Granted                                              29,500               6.24           9.44 Years
   Exercised                                             (500)               0.81                   --
   Forfeited                                                --                 --                   --
                                                   ------------     --------------    -----------------
Outstanding options at April 30, 2008                  324,750              $2.53           5.34 Years
                                                   ============     ==============    =================

Outstanding exercisable at April 30, 2008              235,250              $1.72           4.16 Years
                                                   ============     ==============    =================

     Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 33,500 at
April 30, 2008. The aggregate intrinsic value of options outstanding was approximately $1,275,000 and $1,044,000 as of April 30, 2008 and 2007,
respectively. The aggregate intrinsic value of options exercisable was approximately $1,112,000, and $879,000 at April 30, 2008 and 2007, respectively.
Total aggregate intrinsic value of options exercised during for the years ended
April 20, 2008 and 2007 were approximately $3,000 and $205,000, respectively.

     During the year ended April 30, 2008, the Company granted 29,500 options.
These options had a weighted average grant date fair value of $4.18 per share.

     The following table summarizes information about stock options outstanding at April 30, 2008:

                                     Options outstanding                             Options exercisable
                    ------------------------------------------------------    -----------------------------------
                                            Weighted-
                          Number             average           Weighted-         Number            Weighted-
      Range of        outstanding at        remaining           average       exercisable at        average
  exercise prices     April 30, 2008    contractual life     exercise price   April 30, 2008    exercise price
------------------- ------------------ ------------------ ----------------    ------------------ ----------------
$0.81                          96,750     4.00 years            $0.81                    96,750        $0.81
$1.25 - $1.50                  47,500     4.30 years            $1.25                    47,500        $1.25
$2.13 - $2.25                  51,000     1.77 years            $2.25                    51,000        $2.25
$3.25 - $3.99                  85,000     7.56 years            $3.67                    35,000        $3.66
$4.94                          15,000     8.81 years            $4.94                     5,000        $4.94
$5.85 - $5.90                  15,000     9.57 years            $5.88                        --        --
$6.30                          10,000     9.34 years            $6.30                        --        --
$7.30                           4,500     9.16 years            $7.30                        --        --
                    ------------------                                        ------------------
$0.81 - $7.30                 324,750     5.34 years            $2.53                   235,250        $1.72
                    ==================                                        ==================

9.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 30, 2008 and 2007 are as follows (in thousands):

                                                                    Years Ended April 30,
                                                                   2008             2007
                                                               -------------    --------------
Deferred tax assets:
  Current:
      Net operating loss carry forward                                 $ --               $46
      Alternative minimum tax and research and development
         credit carry forward                                            25               279
      Accrued expenses                                                  160                96
      Inventories                                                       480               275
      Other                                                             116                71
                                                               -------------    --------------
Total deferred tax assets                                               781               767

Deferred tax liabilities:
      Property and equipment                                          (311)             (312)
                                                               -------------    --------------
Total deferred tax liabilities                                        (311)             (312)
                                                               -------------    --------------
                                                                         --                --
                                                               -------------    --------------
Net deferred tax asset                                                 $470              $455
                                                               =============    ==============

                                                          Years Ended April 30,
                                                         2008             2007
                                                     -------------    --------------
Current tax expense                                          $566               $32
Deferred tax expense (benefit)                               (15)               475
                                                     -------------    --------------
                                                             $551              $507
                                                     =============    ==============

         The income tax benefit differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

                                                       Years Ended April 30,

                                                       2008             2007
                                                    -----------     -------------
       Expense at federal statutory rate                  $434              $544
       Permanent tax differences                             5              (67)
       State tax , net of federal tax benefit               62                58
       Other                                                50              (28)
                                                    -----------     -------------
                                                          $551              $507
                                                    ===========     =============

     At April 30, 2008, the Company has no remaining net operating loss carryforwards.

     Effective May 1, 2007, the Company adopted the Financial Accounting
Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for
Uncertainty in Income Taxes - an Interpretation of SFAS No. 109. As required by
FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority.

     Included in the balance at April 30, 2008, the Company recognized an additional $97,000 of income tax expense, including $14,000 relating to penalties and interest, for potential income tax liability in various states for tax years 2003 through the current fiscal year. The potential income tax liability is approximately $34,000 with an additional $14,000 accrued for penalties and interest. An additional $49,000 is reserved for the application of past net operating losses that were applied to a state income tax liability. At the adoption date of May 1, 2007 and as of April 30, 2008, the Company had no
unrecognized tax benefits that, if recognized, would affect the effective tax rate.

     The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within tax expense. At the adoption date of May 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions due to the insignificance to its financial position and results of operations.

     It is reasonably possible that significant change in the gross balance of unrecognized tax benefits may occur within the next 12 months. An estimate of the range of such gross changes cannot be made at this time. However, the
Company does not expect the changes to have a significant impact on its effective tax rate or expected cash payments for income taxes within the next 12 months.

     The Company files income tax returns in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With a few exceptions, we are no longer subject to Internal
Revenue Service (IRS), state or local income tax examinations by tax authorities for the years before 2003. The Company is not currently under examination by any taxing jurisdiction.

10.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service. Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to
Internal Revenue Code maximum limitations. On January 1, 2008 the Company amended the Plan to account for a change in the Company's contribution on the employee's behalf. The Company now matches the employee's first 1% contribution plus an additional 50% of each employee's contribution up to the next 5% to a maximum of 6% of the employee's annual compensation. Participants in the plan may direct the Company's contribution into mutual funds and money market funds.
Additionally, the Company may make discretionary contributions to the plan. For the years ended April 30, 2008 and 2007, Company contributions to the plans amounted to approximately $119,000 and $84,000, respectively.

