Form 10-Q
period 2008-07-31
ELECSYS CORP
filed 2008-09-09
CIK 914398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
for the quarterly period ended July 31, 2008.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
for the transition period from _____________ to ______________.

                         Commission File Number 0-22760

                               ELECSYS CORPORATION
             (Exact name of registrant as specified in its charter)

           Kansas                                        48-1099142
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              846 N. Mart-Way Court
                              Olathe, Kansas 66061
                    (Address of principal executive offices)

                                 (913) 647-0158
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ( )                                Accelerated filer ( )
Non-accelerated filer ( )                          Smaller reporting company (X)

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,290,437 shares outstanding as of September 5, 2008.

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended July 31, 2007

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
     Three months ended July 31, 2008 and 2007 (Unaudited)                     3
Condensed Consolidated Balance Sheets -
     July 31, 2008 (Unaudited) and April 30, 2008                              4
Condensed Consolidated Statements of Stockholders' Equity -
     Three months ended July 31, 2008 (Unaudited) and the year
     ended April 30, 2008                                                      5
Condensed Consolidated Statements of Cash Flows -
     Three months ended July 31, 2008 and 2007 (Unaudited)                     6
Notes to Condensed Consolidated Financial Statements (Unaudited)               7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                    22

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           30

ITEM 4T.  Controls and Procedures                                             30

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    31

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          31

ITEM 3.  Defaults Upon Senior Securities                                      31

ITEM 4.  Submission of Matters to a Vote of Security Holders                  31

ITEM 5.  Other Information                                                    31

ITEM 6.  Exhibits                                                             31

Signatures                                                                    32

Exhibit Index                                                                 33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three months ended
                                                   -----------------------------------------
                                                        July 31, 2008         July 31, 2007
                                                   -------------------    ------------------
Sales                                                          $5,564                $4,787
Cost of products sold                                           3,613                 3,272
                                                   -------------------    ------------------
Gross margin                                                    1,951                 1,515

Selling, general and administrative expenses                    1,655                 1,161
                                                   -------------------    ------------------

Operating income                                                  296                   354

Financial income (expense):
  Interest expense                                              (117)                 (102)
  Other income, net                                                --                    14
                                                   -------------------    ------------------
                                                                (117)                  (88)
                                                   -------------------    ------------------

Income before income taxes                                        179                   266

Income tax expense                                                 70                    92
                                                   -------------------    ------------------

Net income                                                       $109                  $174
                                                   ===================    ==================

Net income per share information:
  Basic                                                         $0.03                 $0.05
  Diluted                                                       $0.03                 $0.05

Weighted average common shares outstanding:
  Basic                                                         3,287                 3,285
  Diluted                                                       3,458                 3,479

      See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                            July 31, 2008       April 30, 2008
                                                           ---------------     ----------------
                                                              (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                      $301                 $357
      Accounts receivable, less allowances of $305
      and $303, respectively                                        3,132                3,757
      Inventories, net                                              6,104                6,207
      Prepaid expenses                                                115                   75
      Deferred taxes                                                  779                  781
                                                           ---------------     ----------------
   Total current assets                                            10,431               11,177

   Property and equipment, at cost:
      Land                                                          1,737                1,737
      Building and improvements                                     3,395                3,395
      Equipment                                                     3,502                3,490
                                                           ---------------     ----------------
                                                                    8,634                8,622
      Accumulated depreciation                                    (2,380)              (2,249)
                                                           ---------------     ----------------
                                                                    6,254                6,373

   Goodwill                                                         1,492                1,544
   Intangible assets, net                                           1,884                1,927
   Other assets, net                                                   76                   77
                                                           ---------------     ----------------
Total assets                                                      $20,137              $21,098
                                                           ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                             $1,402               $2,051
      Accrued expenses                                              2,075                2,042
      Income taxes payable                                            253                  564
      Note payable to bank                                          3,723                3,836
      Current maturities of long-term debt                            315                  309
                                                           ---------------     ----------------
   Total current liabilities                                        7,768                8,802

Deferred taxes                                                        314                  311
Long-term debt, less current maturities                             3,789                3,870

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; issued and outstanding - none                     --                   --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,290,437 at
              July 31, 2008 and 3,285,437 at April 30, 2008            33                   33
      Additional paid-in capital                                    9,159                9,117
      Accumulated deficit                                           (926)              (1,035)
                                                           ---------------     ----------------
   Total stockholders' equity                                       8,266                8,115
                                                           ---------------     ----------------
Total liabilities and stockholders' equity                        $20,137              $21,098
                                                           ===============     ================
      See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                         Common           Common       Additional                              Total
                                         Stock            Stock          Paid-In        Accumulated        Stockholders'
                                     (# of shares)          ($)          Capital          Deficit             Equity
Balance at April 30, 2007                     3,285            $33          $9,031           $(1,723)              $7,341
 Net income                                      --             --              --                688                 688
 Share-based compensation expense                --             --              86                 --                  86
                                     ---------------    -----------    ------------    ---------------    ----------------
Balance at April 30, 2008                     3,285             33           9,117            (1,035)               8,115
 Net income                                      --             --              --                109                 109
 Exercise of stock options                        5             --              25                 --                  25
 Share-based compensation expense                --             --              17                 --                  17
                                     ---------------    -----------    ------------    ---------------    ----------------
Balance at July 31, 2008 (unaudited)          3,290            $33          $9,159             $(926)              $8,266
                                     ===============    ===========    ============    ===============    ================

           See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                         Three months ended July 31,
                                                                      ----------------------------------
                                                                           2008               2007
                                                                      ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                                      $109                $174
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                               17                  17
   Depreciation                                                                  137                 124
   Amortization                                                                   43                  13
   Provision for doubtful accounts                                                 9                  23
   Deferred income taxes                                                           5                   5
   Changes in operating assets and liabilities:
      Accounts receivable                                                        616               (998)
      Inventories                                                                103               (561)
      Accounts payable                                                         (649)                 285
      Accrued expenses                                                            33                  10
      Income taxes payable                                                     (311)                  --
      Other                                                                     (39)                  52
                                                                      ---------------    ---------------
Net cash provided by (used in) operating activities                               73               (856)
                                                                      ---------------    ---------------

Cash Flows from Investing Activities:
Purchases of property and equipment                                             (18)               (112)
Proceeds from sale of property and equipment                                      --                  --
Change in goodwill for purchase price adjustments                                 52                 (3)
                                                                      ---------------    ---------------
Net cash (used in) investing activities                                           34               (115)
                                                                      ---------------    ---------------

Cash Flows from Financing Activities:
Borrowings on note payable to bank                                             1,267               2,094
Principal payments on note payable to bank                                   (1,380)             (1,262)
Proceeds from exercise of stock options                                           25                  --
Principal payments on long-term debt                                            (75)                (67)
                                                                      ---------------    ---------------
Net cash provided by (used in) financing activities                            (163)                 765
                                                                      ---------------    ---------------
Net (decrease) in cash and cash equivalents                                     (56)               (206)
Cash and cash equivalents at beginning of period                                 357                 503
                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                      $301                $297
                                                                      ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                        $116                $102
Cash paid during the period for income taxes                                     376                  --

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  July 31, 2008
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

         The Company's sales are made primarily to customers within the United
States, but also include customers in Canada and several other international markets.

Principles of Consolidation
         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DCI, Radix and NTG. All significant intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income
         The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Recent Accounting Pronouncements
         In September 2006, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value
Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP, establishes guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FASB Staff Position No. SFAS 157-2 was issued in February 2008. SFAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2010. The Company believes that the financial impact, if any, of adopting SFAS 157 will not result in a material impact to its financial statements.

         In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair
Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, the
Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities, are not met. The Company adopted SFAS 159 as of May 1, 2008 and it did not result in a material impact to its financial statements.

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

         In December 2007, the FASB issued SFAS No. 141R ("SFAS 141R"), Business
Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company's fiscal year beginning May 1, 2009. The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

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

Goodwill
         Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The
Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (April 30), and whenever an impairment indicator is identified. The Company performs its annual impairment test at year-end and uses an outside valuation firm. The goodwill impairment test involves a two-step approach. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc., NTG, Inc. and Radix Corporation. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

         The balance sheet at April 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes included in the Company' annual report on Form 10-KSB for the year ended April 30, 2008.

3.       ACQUISITIONS OF ASSETS

         Radix. On September 18, 2007, the Company, through its newly formed and wholly owned subsidiary, Radix Corporation, acquired the assets and assumed certain liabilities of Radix International Corporation and its subsidiary. The
Company made the strategic decision to grow through expansion into the specialized niche of rugged mobile computing. The Company, through Radix, acquired approximately $4.50 million in assets, including accounts receivable and inventory, as well as all of the intellectual property and intangible assets owned by Radix International Corporation and its subsidiary. In the transaction,
Radix assumed accounts payable due to DCI, assumed an additional amount of approximately $2.2 million in liabilities, and incurred acquisition costs of approximately $50,000. The transaction also includes performance related contingent consideration based on the annual revenues of the acquired business over the next five years. The total performance related contingency is limited to approximately $2.2 million and is subject to certain conditions that may impact the total amount to be paid.

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

Assets acquired:
  Receivables                                                    $783
  Inventories                                                     614
  Goodwill                                                      1,403
  Intangibles (customer list, trade names/trade secrets,
  and technology)                                               1,705
                                                           ----------
                                                                4,505
Liabilities assumed:
  Accounts payable to outside vendors                           (611)
  Accounts payable to DCI, Inc. (a subsidiary of
  Elecsys Corporation)                                        (2,262)
  Accrued expenses                                            (1,620)
                                                           ----------
                                                              (4,493)
                                                           ----------
Cost of acquisition, net of cash acquired                         $12
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

         The following table sets forth the unaudited pro forma results of operations of the Company for the three-month periods ended July 31, 2008 and
2007 as if the Company had acquired the assets and assumed certain liabilities of Radix International Corporation and subsidiary at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and Radix with the results prior to September 18, 2007, for Radix, adjusted to include pro forma impact of (i) the elimination of intercompany sales and gross margin in inventory as of the periods presented;
(ii) additional interest expense associated with the financing arrangement entered into by the Company on September 25, 2007 in connection with the transaction; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; and (iv) an adjustment to income tax expense for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future (in thousands, except per share data).

                                                          Three Months Ended July 31,
                                 -------------------------------------------------------------------------------
                                                 2008                                     2007
                                 -------------------------------------    --------------------------------------
                                               Pro Forma       Pro                      Pro Forma       Pro
                                  Reported    Adjustments     Forma       Reported     Adjustments     Forma
                                 -------------------------------------    --------------------------------------
Sales                              $5,564           $ --     $5,564          $4,787           $645     $5,432
Net income (loss)                     109             --        109             174          (276)      (102)

Basic earnings per share            $0.03                     $0.03           $0.05                   $(0.03)
Diluted earnings per share          $0.03                     $0.03           $0.05                   $(0.03)

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

         Total acquired intangible assets consist of the following (in thousands):

                                                      July 31, 2008                   April 30, 2008
                                               ----------------------------    -----------------------------
                                                Gross                           Gross
     Intangible Asset                          Carrying       Accumulated      Carrying         Accumulated
        Description              Company        Amount       Amortization       Amount         Amortization
----------------------------    -----------    ----------    --------------    -----------    --------------
Patents, trademarks and
 copyrights                     NTG                 $352            $(129)           $352            $(120)
Customer relationships          NTG                   90              (29)             90              (24)
Customer relationships          Radix                950              (58)            950              (42)
Trade name                      Radix                530              (33)            530              (24)
Technology                      Radix                225              (14)            225              (10)
                                               ----------    --------------    -----------    --------------
                                                  $2,147            $(263)         $2,147            $(220)
                                               ==========    ==============    ===========    ==============

         Amortization expense for the three-month periods ended July 31, 2008 and 2007 was approximately $43,000 and $13,000, respectively.

         Estimated amortization expense for the next five fiscal years ending
April 30 is as follows (in thousands):
                         Year                 Amount
                   ----------------      ----------------
                         2009                   $128
                         2010                    166
                         2011                    166
                         2012                    161
                         2013                    149
                         Thereafter            1,116

4.       INVENTORY

         Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately
$377,000, for the periods ended July 31, 2008 and April 30, 2008, respectively, are summarized by major classification as follows (in thousands):

                                        July 31, 2008           April 30, 2008
                                    ------------------    ---------------------
           Raw material                        $4,365                   $4,725
           Work-in-process                      1,225                      959
           Finished goods                         514                      523
                                    ------------------    ---------------------
                                               $6,104                   $6,207
                                    ==================    =====================

5.       STOCK OPTION PLAN

         At July 31, 2007, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of
Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the
Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the Company. As of
July 31, 2008, options to purchase approximately 311,250 shares were outstanding of which 254,583 are vested and exercisable.

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

         The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended July 31, 2008 and
2007.

                                        Three Months Ended             Three Months Ended
                                           July 31, 2008                 July 31, 2007
                                     --------------------------    ---------------------------
         Risk-free interest rate               1.71%                         4.85%
         Expected life, in years                 6                             6
         Expected volatility                  37.96%                         51.32%
         Dividend yield                        0.0%                           0.0%
         Forfeiture rate                       5.00%                         5.00%

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

         The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options. In accordance with SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows. For the three-month periods ended July
31, 2008 and 2007, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

         At July 31, 2008, there was approximately $104,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.38 years.

         The following table represents stock option activity for the three-month period ended July 31, 2008:

                                                             Weighted-              Weighted-
                                             Number           Average                Average
                                               of            Exercise               Remaining
                                             Shares            Price             Contract Life
                                          -------------    --------------     --------------------
Outstanding options at April 30, 2008          324,750             $2.53               5.34 Years
   Granted                                    (10,000)              5.63
   Exercised                                   (5,000)              4.94
   Forfeited                                    18,500              5.47
                                          -------------    --------------     --------------------
Outstanding options at July 31, 2008           311,250             $2.42               4.81 Years
                                          =============    ==============     ====================

Outstanding exercisable at July 31, 2008       254,583             $1.87               4.16 Years
                                          =============    ==============     ====================

         Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 42,000 at
July 31, 2008. At July 31, 2008 the aggregate intrinsic value of options outstanding was approximately $1,379,000, and the aggregate intrinsic value of options exercisable was approximately $1,268,000. The Company recognized share-based compensation expense of $17,000 for the three-month periods ended
July 31, 2008 and 2007. The weighted-average fair value of the options granted in the three-month period ended July 31, 2008 was $2.09 per option.

         The following table summarizes information about stock options outstanding at July 31, 2008:

                                         Options Outstanding                               Options Exercisable
                      ------------------ ------------------- ------------------    ---------------- -----------------
                                             Weighted-
                            Number            Average            Weighted-              Number           Weighted-
      Range of            Outstanding        Remaining            Average             Exercisable         Average
      Exercise            at July 30,       Contractual          Exercise             at July 31,        Exercise
       Prices                2008               Life               Price                 2008             Price
--------------------- ------------------ ------------------- ------------------    ---------------- -----------------
$0.81                            96,250     3.74 years             $0.81                    96,250        $0.81
$1.25 - $1.50                    47,500     4.04 years             $1.25                    47,500        $1.25
$2.13 - $2.25                    51,000     1.52 years             $2.25                    51,000        $2.25
$3.25 - $3.99                    85,000     7.31 years             $3.67                    58,333        $3.66
$5.63 - $5.90                    20,000     7.69 years             $5.75                        --         --
$6.30                            10,000     9.09 years             $6.30                        --         --
$7.30                             1,500     0.16 years             $7.30                     1,500        $7.30
                      ------------------                                           ----------------
$0.81 - $7.30                   311,250     4.81 years             $2.42                   254,583        $1.87
                      ==================                                           ================

6.       NET INCOME PER SHARE

         The following table presents the calculation of basic and diluted income per share (in thousands):

                                                                   Three Months Ended
                                                       -------------------------------------------
                                                          July 31, 2008           July 31, 2007
                                                       -------------------    --------------------
Numerator:
Net income                                                           $109                    $174
                                                       ===================    ====================

Denominator:
Weighted average common shares outstanding - basic                  3,287                   3,285
  Effect of dilutive options outstanding                              171                     194
                                                       -------------------    --------------------
Weighted average common shares outstanding - diluted                3,458                   3,479
                                                       ===================    ====================

7.       PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

         As of July 31, 2008, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, an additional asset-backed long-term note related to the Company's acquisition of assets and assumption of certain liabilities of
Radix International Corporation, a long-term mortgage secured by approximately
74,000 square feet of land adjacent to the Company's production and headquarters in Olathe, Kansas, and long-term financing for the facility.

         The Company has an operating line of credit that provides the Company and its subsidiaries with short-term financing for their working capital requirements. On August 14, 2008, the Company and its financial institution renewed the $6,000,000 agreement. The line of credit accrues interest at the prime rate (5.0% at August 14, 2008) and has an interest rate floor of 5.50%.
The line of credit is secured by accounts receivable and inventory, expires on
August 13, 2009, and has a borrowing capacity calculated as a specified percentage of accounts receivable and inventory. The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of July
31, 2008, and under the former line of credit agreement, the Company was in violation of its minimum tangible net worth covenant as a result of acquiring a significant amount of intangible assets in the Radix transaction. The Company received a waiver of the covenant from its financial institution for the period ended July 31, 2008. Upon the renewal of the line of credit agreement, which lowered the tangible net worth covenant, the Company was no longer in violation of the covenant on August 14, 2008. There were $3,723,000 and $2,357,000 in borrowings outstanding on the credit facility as of July 31, 2008 and 2007, respectively.

         The following table is a summary of the Company's long-term debt and related current maturities (in thousands):
                                                                                    July 31,       April 30,
                                                                                      2008            2008
                                                                                  -------------   -------------
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.50% as of July
31, 2007), due in monthly principal and interest payments beginning October 1,
2006 through maturity on September 1, 2026, secured by real estate.                     $3,480          $3,508

Note payable with an adjustable interest rate of 7.94%, due in monthly principal and interest payments beginning December 15, 2006 through maturity on November
15, 2016, secured by real estate.                                                          212             217

Note payable with a fixed interest rate of 9.00%, due in monthly principal and interest payments beginning October 25, 2007 through maturity on September 25,
2010, secured by accounts receivable and inventory.                                        412             454
                                                                                  -------------   -------------
                                                                                         4,104           4,179

Less current maturities                                                                    315             309

                                                                                  -------------   -------------
Total long-term debt                                                                    $3,789          $3,870
                                                                                  =============   =============

         The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows
(in thousands):

                       Year                 Amount
                 ----------------      ----------------
                 2009                             $234
                 2010                              334
                 2011                              235
                 2012                              158
                 2013                              167
                 Thereafter                      2,661
                                       ----------------
                                                $3,789
                                       ================

8.       SEGMENT REPORTING

         The Company operates three reportable business segments: DCI, Inc.,
NTG, Inc. and Radix Corporation. DCI produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. NTG designs, markets, and provides remote monitoring services. The Company's Radix subsidiary develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers. The following table presents business segment revenues, income (loss), and total assets for the three-month periods ended July 31, 2008 and 2007 (in thousands).

                                                        Three Months Ended July 31, 2008
                            -----------------------------------------------------------------------------------------
                               DCI          NTG         Radix         Unallocated        Eliminations        Total
                            ----------    ---------    ---------     --------------     ---------------    ----------
Sales:
  External customers           $3,319         $781       $1,464               $ --                $ --        $5,564
  Intersegment                  1,270           --           --                 --             (1,270)            --
                            ----------    ---------    ---------     --------------     ---------------    ----------
Total sales                    $4,589         $781       $1,464               $ --            $(1,270)        $5,564
                            ==========    =========    =========     ==============     ===============    ==========

Depreciation and
 amortization expenses           $120          $23          $37               $ --                $ --          $180
                            ==========    =========    =========     ==============     ===============    ==========

Segment income (loss)
  before income tax
  expense                        $559          $30        $(38)             $(195)              $(177)          $179
                            ==========    =========    =========     ==============     ===============    ==========

Capital expenditures               $5           $1          $12               $ --                $ --           $18
                            ==========    =========    =========     ==============     ===============    ==========

Goodwill and
  Intangible assets              $ --         $374       $3,004               $ --                $ --        $3,378
                            ==========    =========    =========     ==============     ===============    ==========

Total assets                  $20,307       $1,452       $6,099             $5,010           $(12,731)       $20,137
                            ==========    =========    =========     ==============     ===============    ==========

                                                              Three Months Ended July 31, 2007
                                          --------------------------------------------------------------------------
                                             DCI           NTG        Unallocated       Eliminations        Total
                                          -----------   ----------    -------------    ---------------    ----------
Sales:
  External                                    $4,436         $351              $--              $  --        $4,787
  Intersegment                                   156           --               --              (156)            --
                                          -----------   ----------    -------------    ---------------    ----------
Total sales                                   $4,592         $351              $--             $(156)        $4,787
                                          ===========   ==========    =============    ===============    ==========

Depreciation and amortization
 expenses                                       $116          $21             $ --               $ --          $137
                                          ===========   ==========    =============    ===============    ==========

Segment income (loss) before
 income tax expense                             $516        $(89)           $(168)                $ 7          $266
                                          ===========   ==========    =============    ===============    ==========

Capital expenditures                            $111           $1             $ --               $ --          $112
                                          ===========   ==========    =============    ===============    ==========

Goodwill and intangible assets                  $ --         $424             $ --               $ --          $424
                                          ===========   ==========    =============    ===============    ==========

Total assets                                 $17,692         $877           $4,560           $(6,027)       $17,102
                                          ===========   ==========    =============    ===============    ==========

         The following table reconciles total revenues to the products and services offered by the Company (in thousands).
                                                        July 31, 2008           July 31, 2007
                                                    ------------------    --------------------
Products and services:
  Electronic manufacturing services                            $3,165                  $4,315
  Remote monitoring solutions                                     781                     351
  Rugged mobile computing                                       1,464                      --
  Engineering services                                             79                      94
  Other                                                            75                      27
                                                    ------------------    --------------------
Total sales                                                    $5,564                  $4,787
                                                    ==================    ====================

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
thousands):

                                                                 Three Months Ended
                                                                       July 31,
                                                           ------------------------------
                                                                  2008              2007
                                                           ------------     -------------
        Warranty reserve balance at beginning of period           $122               $85
        Expense accrued                                             16                22
        Warranty costs incurred                                   (29)              (27)
                                                           ------------     -------------
        Warranty reserve balance at end of period                 $109               $80
                                                           ============     =============

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operation.

Overview

         Elecsys is a publicly traded company that provides electronic design and manufacturing services, custom liquid crystal displays ("LCDs"), ultra-rugged mobile computing devices, and wireless remote monitoring solutions to numerous industries worldwide. We operate our business through three wholly-owned subsidiaries, DCI, Inc. ("DCI"), Radix Corporation ("Radix") and
NTG, Inc. ("NTG").

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

         On August 14, 2008, the Company renewed its $6,000,000 operating line of credit. This line of credit provides the Company and its subsidiaries with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on August 13, 2009. The Company's borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate (5.0% at August 14, 2008) and contains an interest rate floor of
5.5%. The loan agreement has various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

Results of Operations

Three Months Ended July 31, 2008 Compared With Three Months Ended July 31, 2007.

         The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

                                                                     Three Months Ended
                                                    -----------------------------------------------------
                                                         July 31, 2008                July 31, 2007
                                                         -------------                -------------
Sales                                                   $5,564     100.0%             $4,787     100.0%
Cost of products sold                                    3,613      64.9%              3,272      68.4%
                                                    ------------ ------------     ------------ ----------
Gross margin                                             1,951      35.1%              1,515      31.6%
Selling, general and administrative expenses             1,655      29.8%              1,161      24.2%
                                                    ------------ ------------     ------------ ----------
Operating income                                           296       5.3%                354       7.4%
Interest expense                                         (117)     (2.1%)              (102)     (2.1%)
Other income, net                                           --       0.0%                 14       0.1%
                                                    ------------ ------------     ------------ ----------
Income before income taxes                                 179       3.2%                266       5.6%
Income tax expense                                          70       1.3%                 92       1.9%
                                                    ------------ ------------     ------------ ----------
Net income                                                $109       1.9%               $174       3.7%
Net income per share - basic                             $0.03                         $0.05
                                                    ============                  ============
Net income per share - diluted                           $0.03                         $0.05
                                                    ============                  ============

         Sales for the three months ended July 31, 2008 were approximately
$5,564,000, an increase of $777,000, or 16.2%, from $4,787,000 for the comparable period of fiscal 2008.
         DCI. Sales at DCI were approximately $4,589,000, a slight decrease of
$3,000, or 0.1%, from $4,592,000 from the prior year. The sales from the first quarter of the prior year included $697,000 in sales to the former Radix
Corporation. External sales reported at DCI no longer include sales made to our
Radix subsidiary after September 18, 2007. Overall, sales to outside customers at DCI, excluding sales to both NTG and Radix in both comparable periods, were
$3,319,000 for the three-month period ended July 31, 2008, a decrease of
$421,000, or 11.3%, from the $3,740,000 for the three-month period ended July
31, 2007. The decrease in sales at DCI to outside customers resulted from lower bookings during the preceding quarters. We expect sales volumes to outside customers at DCI to remain at or near the current levels during the next fiscal quarter, and we expect to increase sales in the second half of the 2009 fiscal year. This expectation is based upon scheduled shipments to customers currently recorded in our backlog, combined with anticipated future bookings, and additional sales and marketing investments made at DCI.
         Radix. Sales at the Company's newest subsidiary, Radix, totaled approximately $1,464,000 since the beginning of the fiscal year. The revenues were mainly the result of sales of rugged hand held computer hardware and peripherals as well as maintenance contract revenues. We anticipate a significant increase in revenue in the next quarter as a result of the $2.6 million order announced in July that is scheduled to be delivered by the end of
October. This order is the

initial phase of a larger project that could generate similar orders over the next few years. Revenues for the second half of the fiscal year are expected to show significant increases over the preceding year.
         NTG. Sales volumes at NTG were $781,000 for the three-month period ended July 31, 2008 an increase of $430,000, or 123%, from the first quarter of fiscal 2008. The increase in sales at NTG resulted from shipments of new products of $505,000, equipment upgrades and repairs of $206,000 during the period and network messaging service revenues which totaled $70,000 for the period. Sales at NTG are expected to continue increasing over the next few quarters as compared to the current period and should equal or show increases to the comparable quarters of fiscal 2008 due to continued strong demand for our
WatchdogCP products and our initiative to market our products internationally.

         Total consolidated backlog at July 31, 2008 was approximately
$7,969,000, a decrease of approximately $2,614,000, or 24.7%, from a total backlog of $10,583,000 on July 31, 2007 and an increase of $2,803,000 from a total backlog of $5,166,000 on April 30, 2008. As of July 31, 2007, the backlog of orders at DCI included approximately $3,174,000 in orders from the former
Radix International Corporation that are no longer reported in consolidated backlog. The amount of total consolidated backlog at July 31, 2008, includes purchase orders in place from our customers at each of the three subsidiaries that are scheduled for shipment in future periods but excludes any intercompany purchase orders. The following table presents total backlog by subsidiary (in thousands):

                             July 31, 2008           April 30, 2008           July 31, 2007
                           -------------------    ---------------------    -------------------
DCI, Inc.                              $6,600                   $7,888                 $9,514
NTG, Inc.                                  88                      108                  1,134
Radix Corporation                       3,962                      589                     --
Less intercompany backlog             (2,681)                  (3,419)                   (65)
                           -------------------    ---------------------    -------------------

Total                                  $7,969                   $5,166                $10,583
                           ===================    =====================    ===================

         Gross margin for the three-month period ended July 31, 2008, was 35.1%
of sales, or $1,951,000, compared to 31.5% of sales, or $1,515,000, for the three-month period ended July 31, 2007. The increase in gross margin of approximately $436,000 is primarily the result of increased sales volumes at NTG and the additional sales from Radix.
         DCI. DCI's gross margin was approximately $1,398,000, or 30.5%, for the period as compared to approximately $1,327,000, or 28.9%, for the comparable period of the prior year primarily as a result of product mix to its outside customers. The gross margin for intercompany sales to Radix and NTG of $177,00 and $7,000 for the three months ended July 31, 2008 and 2007, respectively, are included in DCI's gross margins for the periods presented and are excluded from the reported consolidated gross margins.
         Radix. The gross margin at Radix for the fiscal quarter was approximately $432,000, or 29.5%. The gross margin in the three-month period ended April 30, 2008 was $475,000 or 34.2%. The resulting decrease in gross margin percentage was the result of product mix between sales of handheld computer models and peripherals.
         NTG. The gross margin at NTG was approximately $298,000, or 38.2%, for the three-month

period ended July 31, 2008 as compared to approximately $181,000 for the three-month period ended July 31, 2007. The increase in gross margin at NTG was due to the increased sales volumes with NTG's products, including new equipment sales and equipment upgrades.

         We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

         Selling, general and administrative ("SG&A") expenses increased
$494,000, or 42.5%, to $1,655,000 for the three-month period ended July 31, 2008 from $1,161,000 in the three-month period ended July 31, 2007. SG&A expenses were 29.8% of sales for the fiscal first quarter of 2009 as compared to 24.2% of sales for the comparable period for fiscal 2008.
         DCI. SG&A expenses at DCI increased $8,000 from the prior year period to $732,000 for the current period. The minor 1.1% change in DCI's SG&A expenses included increases in personnel and personnel-related expenses of $65,000 mostly offset by decreases in travel, sales commissions, support engineering expenses and other administration costs that totaled approximately $57,000.
         Radix. SG&A expenses at Radix were approximately $461,000 during the period, which was the primary contributing factor to the overall increase in
Elecsys operating expenses for the period. Radix was not a part of the Company during the quarter ending July 31, 2007.
         NTG. SG&A expenses at NTG decreased $1,000 from the prior year period.
The SG&A expenses at NTG are indicative of the stabilized and consistent levels of expenses required to support NTG's sales, marketing and customer support efforts required at their current level of sales and number of customers.
         Elecsys Corporation. Corporate expenses were approximately $26,000 higher than for the corresponding fiscal 2007 quarter as a result of higher accounting and consulting expenses primarily as a result to comply with the requirements of the Sarbanes-Oxley Act of 2002.
         Excluding the effects of only having a partial year of expenses at
Radix in the previous fiscal year as a result of the timing of the Radix acquisition, we anticipate that our SG&A expenses will continue at or near their present levels. We will continue to invest in the growth at DCI and will intensify our investment in product development, marketing, and sales at both
NTG and Radix.

         Interest expense was $117,000 and $102,000 for the three-month periods ended July 31, 2008 and 2007, respectively. This increase of $15,000 was the direct result of interest expense on our operating line of credit during the period due to an increase in the average amount outstanding on the line of credit. The line of credit was utilized during the period to pay operating expenses, including accounts payable, income taxes and debt payments. As of July
31, 2008, there was $3,723,000 outstanding on the line of credit and an additional $4,104,000 in outstanding long-term borrowings. We plan to continue to utilize the operating line of credit over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our business continues to grow.

         Income tax expense totaled $70,000 for the three-month period ended
July 31, 2008 as compared to $92,000 for the three-month period ended July 31,
2007. Income tax expense for the three-month period ended July 31, 2008 was based on a 39% blended tax rate for both federal and state taxes.

         As a result of the above factors, net income was $109,000, or $0.03 per diluted share, for

the three-month period ended July 31, 2008 as compared to net income of $174,000, or $0.05 per diluted share, reported for the three-month period ended July 31, 2007.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $56,000 to $301,000 as of July 31,
2008 compared to $357,000 at April 30, 2008. This decrease was primarily the result of cash used for payments of accounts payable and income taxes slightly offset by decreases in inventory and collections of receivables.

         Operating activities. Our consolidated working capital increased approximately $287,000 for the three-month period ended July 31, 2008. The increase was due to an overall reduction in current assets, with reductions in accounts receivable from collections and a slight decrease in inventories, offset by a larger decrease in current liabilities as a result of payments for accounts payable, taxes and debt. Operating cash receipts totaled approximately
$6,189,000 and $3,789,000 during the three-month periods ended July 31, 2008 and
2007, respectively. The increase is the result of the increase in sales for the current period in combination with the reduction in receivables as compared to the prior year. Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $6,116,000 for the three-month period ended July 31, 2008 and $4,645,000 for the three-month period ended July 31, 2007. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

         Investing activities. Cash provided by investing activities of $34,000 during the three-month period ended July 31, 2008. Purchases of equipment totaled approximately $18,000 while during the three-month period ended July 31,
2007, purchases of equipment totaled $112,000.

         Financing activities. For the three-month period ended July 31, 2008, total borrowings on our operating line of credit were $1,267,000 which were primarily used to finance the operations of DCI, Radix and NTG. Payments on the line of credit and long-term debt were $1,455,000 for the first fiscal quarter.
Also included in the Company's financing activities for the quarter was $25,000 of cash provided by the exercise of stock options. For the three-month period ended July 31, 2007, the cash used in financing activities included payments of long-term debt principal of $67,000, line of credit payments of $1,262,000, and borrowings on the line of credit of $2,094,000. As of July 31, 2008, there were
$3,723,000 borrowings outstanding on the operating line of credit.

         The Company renewed its $6,000,000 operating line of credit on August
14, 2008. The line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on August 13, 2009 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate
(5.5% at August 14, 2008) and contains an interest rate floor of 5.5%. The loan also contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

         Although there can be no assurances, we believe that existing cash, the cash expected to

be generated from the operations of DCI, Radix and NTG, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayment for the foreseeable future.

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

Forward Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such

forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate,"
"estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow NTG, Radix and DCI, the Company's dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company's customer base, potential growth in costs and expenses, an inability to refinance the Company's existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company's customers'
products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations"
and "Liquidity and Capital Resources" as contained in Management's Discussion and Analysis or Plan of Operation of this report, as well as those included in other documents the Company files from time to time with the Securities and
Exchange Commission, including the Company's quarterly reports on Form 10-Q, the annual report on Form 10-KSB, and current reports on Form 8-K. Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

ITEM 4T.  Controls and Procedures

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

ITEM 5.  Other Information

                  Not Applicable.

ITEM 6.  Exhibits

                  10.1     Waiver Relating to Business Loan Agreement between
                  Elecsys Corporation and Bank Midwest
                  10.2     Business Loan Agreement (Asset Based) dated August
                  14, 2008 between Elecsys Corporation and Bank Midwest N.A.
                  10.3     Promissory Note dated August 14, 2008 between Elecsys
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

September 9, 2008                           /s/ Karl B. Gemperli
-----------------------                -----------------------------------
Date                                   Karl B. Gemperli
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

September 9, 2008                           /s/ Todd A. Daniels
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
                                       Officer)

                                  EXHIBIT INDEX

Item      Description

10.1      Waiver Relating to Business Loan Agreement between Elecsys Corporation and Bank Midwest

10.2      Business Loan Agreement (Asset Based) dated August 14, 2008 between
          Elecsys Corporation and Bank Midwest N.A.

10.3      Promissory Note dated August 14, 2008 between Elecsys Corporation and
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

