Form 10-Q
period 2008-10-31
ELECSYS CORP
filed 2008-12-09
CIK 914398

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the quarterly period ended October 31, 2008.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____________ to ______________.

                         Commission File Number 0-22760

                               ELECSYS CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

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

Yes  ( )        No  (X)

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date: Common stock, $0.01 par value -
3,295,937 shares outstanding as of December 5, 2008.

                      ELECSYS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                         Quarter Ended October 31, 2008

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                                      Page
ITEM 1.  Consolidated Financial Statements
Condensed Consolidated Statements of Operations -
     Three months and six months ended October 31, 2008 and 2007 (Unaudited)            3
Condensed Consolidated Balance Sheets -
     October 31, 2008 (Unaudited) and April 30, 2008                                    4
Condensed Consolidated Statements of Stockholders' Equity -
     Six months ended October 31, 2008 (Unaudited) and the year ended April 30, 2008    5
Condensed Consolidated Statements of Cash Flows -
     Six months ended October 31, 2008 and 2007 (Unaudited)                             6
Notes to Condensed Consolidated Financial Statements (Unaudited)                        8

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                             24

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk           35

ITEM 4T.          Controls and Procedures                                              35

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                     36

ITEM 1A.          Risk Factors                                                          36

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds           36

ITEM 3.           Defaults Upon Senior Securities                                       36

ITEM 4.           Submission of Matters to a Vote of Security Holders                   36

ITEM 5.           Other Information                                                     36

ITEM 6.           Exhibits                                                              37

Signatures                                                                              38

Exhibit Index                                                                           39

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)
                                                              Three Months Ended               Six Months Ended
                                                                 October 31,                     October 31,
                                                          ---------------------------     ---------------------------
                                                             2008            2007            2008           2007
                                                          ------------    -----------     -----------    ------------
   Sales                                                       $7,202         $5,602         $12,766         $10,389
   Cost of products sold                                        4,314          3,806           7,927           7,078
                                                          ------------    -----------     -----------    ------------
   Gross margin                                                 2,888          1,796           4,839           3,311

   Selling, general and administrative expenses                 2,017          1,656           3,672           2,817
                                                          ------------    -----------     -----------    ------------

   Operating income                                               871            140           1,167             494

   Financial income (expense):
     Interest expense                                           (107)          (127)           (224)           (229)
     Other income, net                                              1              3               1              17
                                                          ------------    -----------     -----------    ------------
                                                                (106)          (124)           (223)           (212)
                                                          ------------    -----------     -----------    ------------

   Net income before income taxes                                 765             16             944             282

   Income tax expense                                             341              6             411              98
                                                          ------------    -----------     -----------    ------------

   Net income                                                    $424            $10            $533            $184
                                                          ============    ===========     ===========    ============

   Net income per share information:
     Basic                                                      $0.13          $0.00           $0.16           $0.06
     Diluted                                                    $0.12          $0.00           $0.15           $0.05

   Weighted average common shares outstanding:
     Basic                                                      3,293          3,285           3,290           3,284
     Diluted                                                    3,452          3,458           3,450           3,467

      See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        October 31, 2008       April 30, 2008
                                                                      -------------------     ----------------
                                                                             (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                                     $401                 $357
      Accounts receivable, less allowances of $321
      and $303, respectively                                                       2,639                3,757
      Inventories, net                                                             5,690                6,207
      Prepaid expenses                                                                83                   75
      Deferred taxes                                                                 779                  781
                                                                      -------------------     ----------------
   Total current assets                                                            9,592               11,177

   Property and equipment, at cost:
      Land                                                                         1,737                1,737
      Building and improvements                                                    3,395                3,395
      Equipment                                                                    3,547                3,490
                                                                      -------------------     ----------------
                                                                                   8,679                8,622
      Accumulated depreciation                                                   (2,510)              (2,249)
                                                                      -------------------     ----------------
                                                                                   6,169                6,373

   Goodwill                                                                        1,414                1,544
   Intangible assets, net                                                          1,844                1,927
   Other assets, net                                                                  75                   77
                                                                      -------------------     ----------------
Total assets                                                                     $19,094              $21,098
                                                                      ===================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                            $1,623               $2,051
      Accrued expenses                                                             1,547                2,042
      Income taxes payable                                                           593                  564
      Note payable to bank                                                         2,258                3,836
      Current maturities of long-term debt                                           321                  309
                                                                      -------------------     ----------------
   Total current liabilities                                                       6,342                8,802

Deferred taxes                                                                       315                  311
Long-term debt, less current maturities                                            3,707                3,870

   Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares
         authorized; issued and outstanding - none                                    --                   --
      Common stock, $.01 par value, 10,000,000 shares
         authorized; issued and outstanding -  3,295,937 at
              October 31, 2008 and 3,285,437 at April 30, 2008                        33                   33
      Additional paid-in capital                                                   9,199                9,117
      Accumulated deficit                                                          (502)              (1,035)
                                                                      -------------------     ----------------
   Total stockholders' equity                                                      8,730                8,115
                                                                      -------------------     ----------------
Total liabilities and stockholders' equity                                       $19,094              $21,098
                                                                      ===================     ================
      See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                 Common           Common       Additional                              Total
                                                 Stock            Stock          Paid-In        Accumulated        Stockholders'
                                             (# of shares)          ($)          Capital          Deficit             Equity
Balance at April 30, 2007                             3,285            $33          $9,031           $(1,723)              $7,341
 Net income                                              --             --              --                688                 688
 Share-based compensation expense                        --             --              86                 --                  86
                                             ---------------    -----------    ------------    ---------------    ----------------
Balance at April 30, 2008                             3,285             33           9,117            (1,035)               8,115
 Net income                                              --             --              --                533                 533
 Exercise of stock options                               11             --              41                 --                  41
 Share-based compensation expense                        --             --              41                 --                  41
                                             ---------------    -----------    ------------    ---------------    ----------------
Balance at October 31, 2008 (unaudited)
                                                      3,296            $33          $9,199             $(502)              $8,730
                                             ===============    ===========    ============    ===============    ================

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                        Six months ended October 31,
                                                                      ----------------------------------
                                                                           2008               2007
                                                                      ---------------    ---------------
Cash Flows from Operating Activities:
Net income                                                                      $533                $184
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Share-based compensation expense                                               41                  38
   Depreciation                                                                  269                 255
   Amortization                                                                   83                  79
   Provision for doubtful accounts                                                33                  57
   Loss on disposal of equipment                                                   1                  --
   Deferred income taxes                                                           6                (23)
   Changes in operating assets and liabilities:
      Accounts receivable                                                      1,082             (1,617)
      Inventories                                                                517               (452)
      Accounts payable                                                         (295)               (232)
      Accrued expenses                                                         (495)               (439)
      Income taxes payable                                                        29                  --
      Other                                                                      (6)                  41
                                                                      ---------------    ---------------
Net cash provided by (used in) operating activities                            1,798             (2,109)
                                                                      ---------------    ---------------

Cash Flows from Investing Activities:
Purchases of property and equipment                                             (67)               (234)
Proceeds from sale of property and equipment                                       1                  --
Acquisition, net of cash acquired                                                 --                (12)
Change in goodwill for purchase price adjustments                                 --                 (8)
                                                                      ---------------    ---------------
Net cash (used in) investing activities                                         (66)               (254)
                                                                      ---------------    ---------------

Cash Flows from Financing Activities:
Borrowings on note payable to bank                                             2,252               4,069
Principal payments on note payable to bank                                   (3,830)             (2,157)
Proceeds from exercise of stock options                                           41                  --
Borrowings on long-term debt                                                      --                 550
Principal payments on long-term debt                                           (151)               (142)
                                                                      ---------------    ---------------
Net cash (used in) provided by financing activities                          (1,688)               2,320
                                                                      ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                              44                (43)
Cash and cash equivalents at beginning of period                                 357                 503
                                                                      ---------------    ---------------
Cash and cash equivalents at end of period                                      $401                $460
                                                                      ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                        $223                $228
Cash paid during the period for income taxes                                     376                  --

                      Elecsys Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
Acquisition of assets and assumed liabilities:
  Receivables                                                                   $(3)                $882
  Inventories                                                                     --               1,065
  Intangibles                                                                     --               2,731
  Change in Goodwill for purchase price adjustments                            (130)                  --
  Accounts payable                                                               133               (772)
  Accounts payable due to Elecsys Corporation                                     --             (2,194)
  Accrued expenses                                                                --             (1,700)
                                                                      ---------------    ---------------
Total cash paid in acquisition, net of cash acquired                            $ --                 $12
                                                                      ===============    ===============

See Notes to Condensed Consolidated Financial Statements.

                      Elecsys Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                October 31, 2008
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

     In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), The Hierarchy of
Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective November 15, 2008. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

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
Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month after the services or maintenance periods are completed. For customers that utilize the Company's engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed. The Company requires its customers to provide a binding purchase order to verify the manufacturing services to be provided.
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

Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109,
Accounting for Income Taxes ("SFAS 109") as clarified by FASB Interpretation No.
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

2.       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc., NTG, Inc. and Radix Corporation. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United
States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

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

3.       ACQUISITIONS OF ASSETS

     Radix. On September 18, 2007, the Company, through its newly formed and wholly owned subsidiary, Radix Corporation, acquired the assets and assumed certain liabilities of Radix International Corporation and its subsidiary. The
Company made the strategic decision to grow through expansion into the specialized niche of rugged mobile computing. The Company, through Radix, acquired approximately $4.43 million in assets, including accounts receivable and inventory, as well as all of the intellectual property and intangible assets owned by Radix

International Corporation and its subsidiary. In the transaction, Radix assumed accounts payable due to DCI, assumed an additional amount of approximately $2.15 million in liabilities, and incurred acquisition costs of approximately $50,000.
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

Assets acquired:
  Receivables                                                                 $783
  Inventories                                                                  614
  Goodwill                                                                   1,325
  Intangibles (customer list, trade names/trade secrets, and technology)     1,705
                                                                         ----------
                                                                             4,427
Liabilities assumed:
  Accounts payable to outside vendors                                        (533)
  Accounts payable to DCI, Inc. (a subsidiary of Elecsys Corporation)      (2,262)
  Accrued expenses                                                         (1,620)
                                                                         ----------
                                                                           (4,415)
                                                                         ----------
Cost of acquisition, net of cash acquired                                      $12
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

     The following table sets forth the unaudited pro forma results of operations of the Company for the three-month and six-month periods ended
October 31, 2008 and 2007 as if the Company had acquired the assets and assumed certain liabilities of Radix International Corporation and subsidiary at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and Radix with the results prior to
September 18, 2007, for Radix, adjusted to include pro forma impact of (i) the elimination of intercompany sales and gross margin in inventory as of the periods presented; (ii) additional interest expense associated with the financing arrangement entered into by the Company on September 25, 2007 in connection with the transaction; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; and (iv) an adjustment to income tax expense for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

                                                               Three Months Ended
                                 -------------------------------------------------------------------------------
                                                     (In thousands, except per share data)
                                           October 31, 2008                         October 31, 2007
                                 -------------------------------------    --------------------------------------
                                               Pro Forma                                 Pro Forma
                                  Reported    Adjustments   Pro Forma      Reported     Adjustments   Pro Forma
                                  -------------------------------------    --------------------------------------
Sales                                $7,202           $ --     $7,202          $5,602           $754     $6,356
Net income (loss)                       424             --        424              10          (210)      (200)

Basic earnings per share              $0.13                     $0.13           $0.00                   $(0.06)
Diluted earnings per share            $0.12                     $0.12           $0.00                   $(0.06)

                                                                Six Months Ended
                                 -------------------------------------------------------------------------------
                                                     (In thousands, except per share data)
                                           October 31, 2008                         October 31, 2007
                                 -------------------------------------    --------------------------------------
                                               Pro Forma                                 Pro Forma
                                  Reported    Adjustments   Pro Forma      Reported     Adjustments   Pro Forma
                                  -------------------------------------    --------------------------------------
Sales                               $12,766           $ --    $12,766         $10,389         $1,399    $11,788
Net income (loss)                       533             --        533             184          (414)      (230)

Basic earnings per share              $0.16                     $0.16           $0.06                   $(0.07)
Diluted earnings per share            $0.15                     $0.15           $0.05                   $(0.07)

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

     The Company's total acquired intangible assets consist of the following (in thousands):

                                                    October 31, 2008                  April 30, 2008
                                               ----------------------------    -----------------------------
                                               Gross                           Gross
     Intangible Asset                          Carrying       Accumulated      Carrying        Accumulated
        Description              Company        Amount       Amortization        Amount       Amortization
----------------------------    -----------    ----------    --------------    -----------    --------------
Patents, trademarks and
 copyrights                     NTG                 $352            $(138)           $352            $(120)
Customer relationships          NTG                   90              (33)             90              (24)
Customer relationships          Radix                950              (74)            950              (42)
Trade name                      Radix                530              (41)            530              (24)
Technology                      Radix                225              (17)            225              (10)
                                               ----------    --------------    -----------    --------------
                                                  $2,147            $(303)         $2,147            $(220)
                                               ==========    ==============    ===========    ==============

     Amortization expense for the six-month periods ended October 31, 2008 and
2007 was approximately $83,000 and $79,000, respectively.

     Estimated amortization expense for the next five fiscal years ending April
30 is as follows (in thousands):

                  Year                      Amount
                  ----------------      ----------------
                  2009                              $84
                  2010                              167
                  2011                              167
                  2012                              161
                  2013                              149
                  Thereafter                      1,116

4.       INVENTORY

     Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories, net of reserves of approximately $408,000 and $377,000, for the periods ended October 31, 2008 and April 30, 2008, respectively, are summarized by major classification as follows (in thousands):

                                   October 31, 2008            April 30, 2008
                              ----------------------     ---------------------
     Raw material                            $4,069                    $4,725
     Work-in-process                          1,028                       959
     Finished goods                             593                       523
                              ----------------------     ---------------------
                                             $5,690                    $6,207
                              ======================     =====================

5.       STOCK OPTION PLAN

     At October 31, 2008, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company. According to the terms of the Company's 1991 stock option plan (the "Plan") for

which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the
Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant. Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant. Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant. The Plan also provides for accelerated vesting if there is a change in control of the Company. As of October 31, 2008, options to purchase approximately 331,000 shares were outstanding of which 250,917 are vested and exercisable.

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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month periods ended October 31, 2008 and 2007.

                                        Six Months Ended           Six Months Ended
                                        October 31, 2008           October 31, 2007
                                     -----------------------    ------------------------
  Risk-free interest rate                 2.61 - 2.92%               4.16 - 4.85%
  Expected life, in years                      6                           6
  Expected volatility                    35.12 - 35.40%             50.00 - 51.32%
  Dividend yield                              0.0%                       0.0%
  Forfeiture rate                         5.00 - 6.30%                   5.00%

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

     The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options. In accordance with
SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows. For the six-month periods ended October 31,
2008 and 2007, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

     At October 31, 2008, there was approximately $145,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.17 years.

     The following table represents stock option activity for the six-month period ended October 31, 2008:

                                                                Number        Weighted-Average    Weighted-Average
                                                                  of            Exercise              Remaining
                                                                Shares            Price             Contract Life
                                                             -------------    --------------     --------------------
Outstanding options at April 30, 2008                             324,750             $2.53               5.34 Years
   Granted                                                         36,750              6.33
   Exercised                                                     (10,500)              3.94
   Forfeited                                                     (20,000)              5.61
                                                             -------------    --------------     --------------------
Outstanding options at October 31, 2008                           331,000             $2.73               5.23 Years
                                                             =============    ==============     ====================
Outstanding exercisable at October 31, 2008                       250,917             $1.87               4.07 Years
                                                             =============    ==============     ====================

     Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 16,750 at
October 31, 2008. At October 31, 2008 the aggregate intrinsic value of options outstanding was approximately $811,000, and the aggregate intrinsic value of options exercisable was approximately $777,000. The Company recognized share-based compensation expense of $41,000 and $38,000 for the six-month periods ended October 31, 2008 and 2007, respectively. The weighted-average fair value of the options granted in the six-month period ended October 31, 2008 was
$2.35 per option.

     The following table summarizes information about stock options outstanding at October 31, 2008:

                                        Options Outstanding                               Options Exercisable
                      ---------------------------------------------------------    ----------------------------------
                           Number                                                      Number
                           Number         Weighted-Average                         Exercisable at
 Range of Exercise     Outstanding at        Remaining       Weighted-Average        October 31,    Weighted-Average
       Prices         October 31, 2008    Contractual Life    Exercise Price            2008         Exercise Price
---------------------------------------------------------------------------------------------------------------------
$0.81                            95,750     3.50 years             $0.81                    95,750        $0.81
$1.25 - $1.50                    47,500     4.06 years             $1.25                    47,500        $1.25
$2.13 - $2.25                    51,000     1.26 years             $2.25                    51,000        $2.25
$3.66 - $3.99                    80,000     7.46 years             $3.70                    53,334        $3.70
$4.70                             5,000     9.92 years             $4.70                        --         --
$5.63 - $5.90                    20,000     9.29 years             $5.75                        --         --
$6.30                            10,000     8.83 years             $6.30                     3,333        $6.30
$7.00 - $7.05                    21,750     9.80 years             $7.03                        --         --
                      ------------------                                           ----------------
$0.81 - $7.05                   331,000     5.23 years             $2.73                   250,917        $1.87
                      ==================                                           ================

6.       NET INCOME PER SHARE

     The following table presents the calculation of basic and diluted income per share (in thousands):

                                                 Three Months Ended             Six Months Ended
                                                     October 31,                  October 31,
                                              --------------------------    -------------------------
                                                    2008           2007          2008           2007
                                              -----------    -----------    ----------     ----------
Numerator:
Net income                                          $424            $10          $533           $184

Denominator:
Weighted average common shares
  outstanding - basic                              3,293          3,285         3,290          3,284
     Effect of dilutive options outstanding          159            173           160            183
                                              -----------    -----------    ----------     ----------
Weighted average common shares
  outstanding - diluted                            3,452          3,458         3,450          3,467
                                              ===========    ===========    ==========     ==========

7.       PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

     As of October 31, 2008, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri. These credit agreements include an operating line of credit, an additional asset-backed long-term note related to the Company's acquisition of assets and assumption of certain liabilities of
Radix International Corporation, a long-term mortgage secured by approximately
74,000 square feet of land adjacent to the Company's production and headquarters in Olathe, Kansas, and long-term financing for the facility.

     The Company has an operating line of credit that provides the Company and its subsidiaries with short-term financing for their working capital requirements. On August 14, 2008, the Company and its financial institution renewed the $6,000,000 agreement. The line of credit accrues interest at the prime rate (4.56% at October 31, 2008) and has an interest rate floor of 5.50%.
The line of credit is secured by accounts receivable and inventory, expires on
August 13, 2009, and has a borrowing capacity calculated as a specified percentage of accounts receivable and inventory. The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios. As of
October 31, 2008, the Company is in compliance with all of the covenants. There were $2,258,000 and $3,836,000 in borrowings outstanding on the credit facility as of October 31, 2008 and April 30, 2008, respectively.

     The following table is a summary of the Company's long-term debt and related current maturities (in thousands):

                                                                                    October 31,        April 30,
                                                                                       2008               2008
                                                                                  ----------------    -------------
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.50% as of October
31, 2008), due in monthly principal and interest  payments  beginning October 1,
2006 through maturity on September 1, 2026, secured by real estate.
                                                                                           $3,452           $3,508

Note payable with an adjustable interest rate of 7.94%, due in monthly principal and interest payments  beginning  December 15, 2006 through maturity on November
15, 2016, secured by real estate.
                                                                                              207              217

Note payable with a fixed interest rate of 9.00%,  due in monthly  principal and interest  payments  beginning October 25, 2007 through maturity on September 25,
2010, secured by accounts receivable and inventory.
                                                                                              369              454
                                                                                  ----------------    -------------
                                                                                            4,028            4,179

Less current maturities                                                                       321              309
                                                                                  ----------------    -------------
Total long-term debt                                                                       $3,707           $3,870
                                                                                  ================    =============

     The approximate aggregate amount of principal to be paid on the long-term  debt during each of the next five years ending April 30 is as follows
(in thousands):

                                           Year                 Amount
                                      ----------------      ----------------
                                      2009                             $158
                                      2010                              334
                                      2011                              235
                                      2012                              158
                                      2013                              167
                                      Thereafter                      2,976
                                                            ----------------
                                                                     $4,028
                                                            ================

8.   SEGMENT REPORTING

     The Company operates three reportable business segments: DCI, Inc., NTG,
Inc. and Radix Corporation. DCI produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services. NTG designs, markets, and provides remote monitoring services. Radix develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers. The following table presents business segment revenues, income (loss), capital expenditures, goodwill and intangible assets, and total assets for the three-month and six-month periods ended October 31, 2008 and 2007 (in thousands).

                                                      Three Months Ended October 31, 2008
                            -----------------------------------------------------------------------------------------
                               DCI          NTG         Radix         Unallocated        Eliminations        Total
                            ----------    ---------    ---------     --------------     ---------------    ----------
Sales:
  External customers           $3,092         $833       $3,277               $ --                $ --        $7,202
  Intersegment                  1,484           --           --                 --             (1,484)            --
                            ----------    ---------    ---------     --------------     ---------------    ----------
Total sales                    $4,576         $833       $3,277               $ --            $(1,484)        $7,202
                            ==========    =========    =========     ==============     ===============    ==========

Depreciation and
 amortization expenses           $114          $22          $38               $ --                $ --          $174
                            ==========    =========    =========     ==============     ===============    ==========

Segment income (loss)
  before income tax
  expense                        $641          $55         $190             $(127)                  $6          $765
                            ==========    =========    =========     ==============     ===============    ==========

                                                      Three Months Ended October 31, 2007
                            -----------------------------------------------------------------------------------------
                               DCI          NTG         Radix         Unallocated        Eliminations        Total
                            ----------    ---------    ---------     --------------     ---------------    ----------
Sales:
  External customers           $4,197         $821         $584               $ --                $ --        $5,602
  Intersegment                    765           --           --                 --               (765)            --
                            ----------    ---------    ---------     --------------     ---------------    ----------
Total sales                    $4,962         $821         $584               $ --              $(765)        $5,602
                            ==========    =========    =========     ==============     ===============    ==========

Depreciation and
 amortization expenses           $120          $24          $51               $ --                $ --          $195
                            ==========    =========    =========     ==============     ===============    ==========

Segment income (loss)
  before income tax
  expense                        $398          $25       $(131)             $(148)              $(128)           $16
                            ==========    =========    =========     ==============     ===============    ==========

                                                       Six Months Ended October 31, 2008
                            -----------------------------------------------------------------------------------------
                               DCI          NTG         Radix         Unallocated        Eliminations        Total
                            ----------    ---------    ---------     --------------     ---------------    ----------
Sales:
  External customers           $6,411       $1,614       $4,741               $ --                $ --       $12,766
  Intersegment                  2,754           --           --                 --             (2,754)            --
                            ----------    ---------    ---------     --------------     ---------------    ----------
Total sales                    $9,165       $1,614       $4,741               $ --            $(2,754)       $12,766
                            ==========    =========    =========     ==============     ===============    ==========

Depreciation and
 amortization expenses           $233          $45          $74               $ --                $ --          $352
                            ==========    =========    =========     ==============     ===============    ==========

Segment income (loss)
  before income tax
  expense                      $1,200          $86         $151             $(322)              $(171)          $944
                            ==========    =========    =========     ==============     ===============    ==========

Capital expenditures              $16           $2          $49               $ --                $ --           $67
                            ==========    =========    =========     ==============     ===============    ==========

Goodwill and
  Intangible assets              $ --         $360       $2,898               $ --                $ --        $3,258
                            ==========    =========    =========     ==============     ===============    ==========

Total assets                  $19,190       $1,367       $5,708             $4,999           $(12,170)       $19,094
                            ==========    =========    =========     ==============     ===============    ==========

                                                       Six Months Ended October 31, 2007
                            -----------------------------------------------------------------------------------------
                               DCI          NTG         Radix         Unallocated        Eliminations        Total
                            ----------    ---------    ---------     --------------     ---------------    ----------
Sales:
  External customers           $8,633       $1,172         $584               $ --                $ --       $10,389
  Intersegment                    921           --           --                 --               (921)            --
                            ----------    ---------    ---------     --------------     ---------------    ----------
Total sales                    $9,554       $1,172         $584               $ --              $(921)       $10,389
                            ==========    =========    =========     ==============     ===============    ==========

Depreciation and
 amortization expenses           $238          $45          $51               $ --                $ --          $334
                            ==========    =========    =========     ==============     ===============    ==========

Segment income (loss)
  before income tax
  expense                        $914        $(64)       $(131)             $(316)              $(121)          $282
                            ==========    =========    =========     ==============     ===============    ==========

Capital expenditures             $192           $8          $34               $ --                $ --          $234
                            ==========    =========    =========     ==============     ===============    ==========

Goodwill and
  Intangible assets              $ --         $415       $2,748               $ --                $ --        $3,163
                            ==========    =========    =========     ==============     ===============    ==========

Total assets                  $18,927       $1,518       $4,743             $4,988            $(9,919)       $20,257
                            ==========    =========    =========     ==============     ===============    ==========

     The following table reconciles total revenues to the products and services offered by the Company (in thousands).

                                              Three Months Ended                    Six Months Ended
                                                  October 31,                          October 31,
                                       ----------------------------------    --------------------------------
                                            2008               2007              2008              2007
                                       ---------------    ---------------    --------------    --------------
Products and services:
  Electronic interface assemblies              $2,974             $4,132            $6,139            $8,447
  Remote monitoring solutions                     833                821             1,614             1,172
  Rugged mobile computing                       3,277                584             4,741               584
  Engineering services                            101                 18               180               112
  Other                                            17                 47                92                74
                                       ---------------    ---------------    --------------    --------------
Total sales                                    $7,202             $5,602           $12,766           $10,389
                                       ===============    ===============    ==============    ==============

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

                                                                                  Six Months Ended
                                                                                     October 31,
                                                                            ------------------------------
                                                                                   2008              2007
                                                                            ------------     -------------
        Warranty reserve balance at beginning of period                            $122               $85
        Expense accrued                                                              49                42
        Warranty costs incurred                                                    (54)              (37)
                                                                            ------------     -------------
        Warranty reserve balance at end of period                                  $117               $90
                                                                            ============     =============

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operation.

Overview

     Elecsys is a publicly traded company that tailors customer specific technology solutions wherever high quality, reliability, and innovation are essential. We provide electronic design and manufacturing services, custom liquid crystal displays ("LCDs"), ultra-rugged mobile computing devices, and wireless remote monitoring solutions to numerous industries worldwide. We operate our business through three wholly-owned subsidiaries, DCI, Inc. ("DCI"),
Radix Corporation ("Radix") and NTG, Inc. ("NTG").

     DCI provides electronic design and manufacturing services to original equipment manufacturers ("OEMs") in the aerospace, transportation, communications, safety, security and other industrial product markets. DCI has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of specialized interface technologies, such as custom LCDs, keypads, and touchscreens with circuit boards and other electronic components. DCI seeks to become an extension of our partners' organizations by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production.

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

     NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring. NTG's wireless remote monitoring devices utilize the existing cellular and satellite infrastructure and its WatchdogCP Web Monitor to provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet. This highly reliable network, combined with its internet-based front-end, provides NTG's customers with active monitoring and control of a large population of field-deployed remote monitoring devices.

     On August 14, 2008, the Company renewed its $6,000,000 operating line of credit. This line of credit provides the Company and its subsidiaries with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on August 13, 2009. The Company's borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the higher of the prime rate (4.56% at October 31, 2008) and 5.5%. The loan agreement has various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

Results of Operations

Three Months Ended October 31, 2008 Compared With Three Months Ended October 31, 2007.

     The following table sets forth, for the periods presented, certain statement of operations data of the Company:

                                                                     Three Months Ended
                                                    -----------------------------------------------------
                                                           (In thousands, except per share data)
                                                        October 31, 2008             October 31, 2007
                                                        ----------------             ----------------
Sales                                                   $7,202     100.0%             $5,602     100.0%
Cost of products sold                                    4,314      59.9%              3,806      67.9%
                                                    ------------ ------------     ------------ ----------
Gross margin                                             2,888      40.1%              1,796      32.1%
Selling, general and administrative expenses             2,017      28.0%              1,656      29.6%
                                                    ------------ ------------     ------------ ----------
Operating income                                           871      12.1%                140       2.5%
Interest expense                                         (107)     (1.5%)              (127)     (2.3%)
Other income, net                                            1       0.0%                  3       0.1%
                                                    ------------ ------------     ------------ ----------
Income before income taxes                                 765      10.6%                 16       0.3%
Income tax expense                                         341       4.7%                  6       0.1%
                                                    ------------ ------------     ------------ ----------
Net income                                                $424       5.9%                $10       0.2%
Net income per share - basic                             $0.13                         $0.00
                                                    ============                  ============
Net income per share - diluted                           $0.12                         $0.00
                                                    ============                  ============

     Sales for the three months ended October 31, 2008 were approximately
$7,202,000, an increase of $1,600,000, or 28.6%, from $5,602,000 for the comparable period of fiscal 2008.
     DCI. Sales at DCI were approximately $4,576,000, a decrease of $386,000, or
7.8%, from $4,962,000 from the prior year. The sales from the second quarter of the prior year included $175,000 in sales to the former Radix Corporation.
External sales reported at DCI no longer include sales made to our Radix subsidiary after September 18, 2007. The remaining decrease in sales at DCI resulted from lower bookings during the preceding quarters. We expect sales volumes at DCI to remain at or near the current levels during the next fiscal quarter, and we expect to increase sales in the fourth quarter of the 2009 fiscal year. This expectation is based upon scheduled shipments to customers currently recorded in our backlog, combined with anticipated future bookings, and the additional sales and marketing investments made at DCI.
     Radix. Sales at Radix totaled approximately $3,277,000 for the quarter, compared to $584,000 in the comparable quarter of the previous year. Revenues for the current three-month period were mainly the result of sales of rugged hand held computer hardware and peripherals as a result of the $2.6 million order announced in July that was delivered by the end of October. This order was the result of the initial phase of a customer's larger project that could potentially generate similar orders over the next few years. Sales of our rugged hand held computers and peripherals totaled approximately $2,968,000 for the current period while maintenance contract revenues and repairs were approximately $309,000. Revenues for the third quarter are expected show significant increases over the comparable period of the preceding year, but will likely be lower than the current period. Subsequent quarters are also likely to show increases in revenue from the prior year periods based on expected orders and our ongoing domestic and international marketing initiatives.
     NTG. Sales volumes at NTG were $833,000 for the three-month period ended
October 31, 2008 an increase of $12,000, or 1.5%, from the three-month period ended October 31, 2007. Sales from the second quarter of the prior year included approximately $254,000 of upgrade kits to convert fielded analog units to the new digital standard in advance of the FCC's phase-out of analog service in
February 2008. Revenues from upgrade kits in the current period totaled approximately $87,000. Exclusive of these one-time sales of upgrade kits, revenue increased $179,000, or 31.6%. Sales at NTG are expected to continue increasing over the next few quarters as compared to the current period due to continued strong demand for our WatchdogCP products and our initiative to market our products internationally.
     Elecsys revenues are generally derived from markets that are typically less susceptible to economic cycles. In spite of the current global economic conditions, we expect revenues for the next quarter to be lower than the current period, but similar to, or higher than, the revenues in the comparable period of the prior year. With the product development and international sales and marketing initiatives currently underway, we expect that for the subsequent quarters there will be increasing revenues as compared to the comparable periods of prior years.

     Total consolidated backlog at October 31, 2008 was approximately
$4,163,000, a decrease of approximately $3,934,000, or 48.6%, from a total backlog of $8,097,000 on October 31, 2007 and a decrease of $1,003,000 from a total backlog of $5,166,000 on April 30, 2008. The amount of total consolidated backlog at October 31, 2008, includes purchase orders in place from our customers at each of the three subsidiaries that are scheduled for shipment in future periods but excludes any intercompany purchase orders. The following table presents total backlog by subsidiary (in thousands):

                                            October 31, 2008            April 30, 2008           October 31, 2007
                                         -----------------------     ---------------------    -----------------------
DCI, Inc.                                                $6,318                    $7,888                     $9,998
NTG, Inc.                                                    88                       108                      1,120
Radix Corporation                                           647                       589                        551
Less intercompany backlog                               (2,890)                   (3,419)                    (3,572)
                                         -----------------------     ---------------------    -----------------------
Total                                                    $4,163                    $5,166                     $8,097
                                         =======================     =====================    =======================

     Gross margin for the three-month period ended October 31, 2008, was 40.1%
of sales, or $2,888,000, compared to 32.1% of sales, or $1,796,000, for the three-month period ended October 31, 2007. The increase in gross margin of approximately $1,092,000 is primarily the result of increased sales volumes at
Radix and NTG.
     DCI. DCI's gross margin was approximately $1,464,000, or 32.0% of sales, for the period as compared to approximately $1,297,000, or 26.1%, for the comparable period of the prior year primarily as a result of product mix to its outside customers. The gross margin for intercompany sales to Radix and NTG of
$7,000 and $128,000 for the three months ended October 31, 2008 and 2007, respectively, are included in DCI's gross margins for the periods presented and are excluded from the reported consolidated gross margins.

     Radix. The gross margin at Radix for the fiscal quarter was approximately
$1,077,000, or 32.9%. The gross margin percentage in the last two consecutive three-month periods ended July 31, 2008 and April 30, 2008 were 29.5% and 34.2%,
respectively.   The gross margin at Radix for the fiscal quarter was approximately
$1,077,000, or 32.9%. The gross margin percentage in the last two consecutive three-month periods ended July 31, 2008 and April 30, 2008 were 29.5% and 34.2%, respectively. The gross margin for the three-month period ended October 31, 2007 was $286,000, or 49.0% of sales, and only included gross margin from the acquisition date of September 17, 2008.
     NTG. The gross margin at NTG was approximately $340,000, or 40.8% of sales, for the three-month period ended October 31, 2008 as compared to approximately
$339,000, or 41.3%, for the three-month period ended October 31, 2007. The gross margin at NTG was due to the increased sales volumes of NTG's products, including new equipment sales and network services.
     We expect that consolidated gross margins over the next few quarters will continue to remain in the range of 35% to 40%.

     Selling, general and administrative ("SG&A") expenses increased $361,000, or 21.8%, to $2,017,000 for the three-month period ended October 31, 2008 from
$1,656,000 in the three-month period ended October 31, 2007. SG&A expenses were
28.0% of sales for the fiscal second quarter of 2009 as compared to 29.6% of sales for the comparable period for fiscal 2008.
     DCI. SG&A expenses at DCI decreased  $53,000 from the prior year period to $727,000 for the current  period.  The 6.8%  decrease in DCI's SG&A  expenses
included   decreases  in  support   engineering   costs,  sales  commissions  to
independent sales representatives and lower bad debt expense.
     Radix. SG&A expenses at Radix were approximately $878,000 during the period, an increase of $465,000 from the prior year period. The increase was primarily due to the impact of a full period of expenses at Radix. The Company acquired Radix midway through the previous year's quarter and those expenses included the resulting costs of the transaction and the move of integration, engineering, and service operations to the Company's headquarters in Olathe,
Kansas. The current period included additional expenses for engineering, sales and marketing personnel as well as additional travel costs for marketing.
     NTG. SG&A expenses at NTG decreased $29,000 from the prior year period. The
SG&A expenses at NTG are indicative of the current level of expenses required to support NTG's sales, marketing and customer support efforts at their current level of sales and number of customers.
     Elecsys Corporation. Corporate expenses were approximately $21,000 lower than for the corresponding fiscal 2008 quarter as a result of lower accounting and consulting expenses that were incurred during the previous year period for corporate governance and valuation services.
     We anticipate that our SG&A expenses will continue at or near their present levels. We will continue to invest in the growth at DCI and will intensify our investment in product development, marketing, and sales at both NTG and Radix.

     Interest expense was $107,000 and $127,000 for the three-month periods ended October 31, 2008 and 2007, respectively. This decrease of $20,000 was the direct result of a decrease in the interest rate on our operating line of credit during the period. The line of credit was utilized during the period to pay operating expenses, including accounts payable, income taxes and debt payments.
As of October 31, 2008, there was $2,258,000 outstanding on the line of credit and an additional $4,028,000 in outstanding long-term borrowings. We plan to continue to utilize the operating line of credit over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our business continues to grow.

     Income tax expense totaled $341,000 for the three-month period ended
October 31, 2008

as compared to $6,000 for the three-month period ended October 31, 2007. Income tax expense for the three-month period ended October 31, 2008 was based on a 39%
blended tax rate for both federal and state taxes and included certain state income tax adjustments which increased the effective tax rate to 44.6% for the current period.

     As a result of the above factors, net income was $424,000, or $0.12 per diluted share, for the three-month period ended October 31, 2008 as compared to net income of $10,000, or $0.00 per diluted share, reported for the three-month period ended October 31, 2007.

Six Months Ended October 31, 2008 Compared With Six Months Ended October 31, 2007.

     The following table sets forth, for the periods presented, certain statement of operations data of the Company:

                                                                      Six Months Ended
                                                    -----------------------------------------------------
                                                           (In thousands, except per share data)
                                                        October 31, 2008             October 31, 2007
                                                        ----------------             ----------------
Sales                                                  $12,766     100.0%            $10,389     100.0%
Cost of products sold                                    7,927      62.1%              7,078      68.1%
                                                    ------------ ------------     ------------ ----------
Gross margin                                             4,839      37.9%              3,311      31.9%
Selling, general and administrative expenses             3,672      28.8%              2,817      27.1%
                                                    ------------ ------------     ------------ ----------
Operating income                                         1,167       9.1%                494       4.8%
Interest expense                                         (224)     (1.8%)              (229)     (2.2%)
Other income, net                                            1       0.0%                 17       0.1%
                                                    ------------ ------------     ------------ ----------
Income before income taxes                                 944       7.4%                282       2.7%
Income tax expense                                         411       3.2%                 98       0.9%
                                                    ------------ ------------     ------------ ----------
Net income                                                $533       4.2%               $184       1.8%
Net income per share - basic                             $0.16                         $0.06
                                                    ============                  ============
Net income per share - diluted                           $0.15                         $0.05
                                                    ============                  ============

     Sales for the six months ended October 31, 2008 were approximately
$12,766,000, an increase of $2,377,000, or 22.9%, from $10,389,000 for the six months ended October 31, 2007.
     DCI. Sales at DCI were approximately $9,165,000, a decrease of $389,000, or
4.1%, from $9,554,000 from the prior year. The sales from the prior year included approximately $872,000 in sales to the former Radix Corporation.
External sales reported at DCI no longer include sales made to our Radix subsidiary after September 18, 2007. The remaining decrease in sales at DCI resulted from lower bookings during the preceding quarters. We expect sales volumes to outside customers at DCI to remain at or near the current levels during the next fiscal quarter, and we expect to increase sales in the fourth quarter of the 2009 fiscal year. This expectation is based upon scheduled shipments to customers currently recorded in our backlog, combined with anticipated future bookings, and the additional sales and marketing investments made at DCI.
     Radix. Sales at Radix totaled approximately $4,741,000 for the six-month period ended October 31, 2008. Revenues for the current six-month period were primarily for sales of rugged

hand held computer hardware and peripherals that totaled approximately
$4,018,000. Maintenance contract revenues and repairs were approximately
$723,000 for the six-month period ended October 31, 2008. Revenues for the second half of the fiscal year are expected to show significant increases over the preceding year.
     NTG. Sales volumes at NTG were $1,614,000 for the six-month period ended
October 31, 2008 an increase of $442,000, or 37.7%, from the six-month period ended October 31, 2007. The increase in sales at NTG resulted primarily from shipments of our new products during the period which totaled approximately
$959,000 and increases in network messaging service revenues which totaled approximately $219,000. Sales at NTG are expected to continue increasing over the next few quarters as compared to the current period and should equal or show increases to the comparable quarters of fiscal 2008 due to continued strong demand for our WatchdogCP products and our initiative to market our products internationally.

     Gross margin for the six-month period ended October 31, 2008, was 37.9% of sales, or $4,839,000, compared to 31.9% of sales, or $3,311,000, for the comparable period of fiscal 2008. The increase in gross margin of approximately
$1,528,000 is primarily the result of increased sales volumes at Radix and NTG as well as improved product mix at DCI.
     DCI. DCI's gross margin was approximately $2,862,000, or 31.2% of sales, for the period as compared to approximately $2,625,000, or 27.5%, for the comparable period of the prior year primarily as a result of product mix to its outside customers. The gross margin for intercompany sales to Radix and NTG of
$170,000 and $121,000 for the six months ended October 31, 2008 and 2007, respectively, are included in DCI's gross margins for the periods presented and are excluded from the reported consolidated gross margins.
     Radix. The gross margin at Radix for the first six months of the fiscal year was approximately $1,509,000, or 31.8% of sales. The resulting gross margin for the current year-to-date period was the result of increases in sales of our rugged hand held computers. The gross margin for the comparable period ended
October 31, 2007 was $286,000, or 49.0% of sales, and only included the period from the acquisition date of September 17, 2008.
     NTG. The gross margin at NTG was approximately $638,000, or 39.5% of sales, for the six-month period ended October 31, 2008 as compared to approximately
$520,000, or 44.4%, for the six-month period ended October 31, 2007. The lower gross margin percentage at NTG was due to the product mix during the current year period.
     We expect that consolidated gross margins over the next few quarters will continue to remain in the range of 35% to 40%.

     Selling, general and administrative ("SG&A") expenses increased $855,000, or 30.3%, to $3,672,000 for the six-month period ended October 31, 2008 from
$2,817,000 in the six-month period ended October 31, 2007. SG&A expenses were
28.8% of sales for the period as compared to 27.1% of sales for the comparable period for fiscal 2008.
     DCI. SG&A expenses at DCI decreased $45,000 from the prior year period to
$1,459,000 for the current period. The decrease in DCI's SG&A expenses included decreases in travel, external sales commissions, support engineering expenses and other administration costs.
     Radix. SG&A expenses at Radix were approximately $1,339,000 during the fiscal year-to-date period, which was the primary contributing factor to the overall increase in Elecsys S,G&A expenses for the period. The increase was primarily due to the impact of a full period of expenses at Radix. The Company acquired Radix midway through the comparable period last year and those expenses included the resulting costs of the transaction and the move of integration, engineering, and service operations to the Company's headquarters in Olathe,

Kansas. Radix has intensified its engineering efforts with additional experienced personnel and has also enhanced its marketing expertise with more sales and marketing resources.
     NTG. SG&A expenses at NTG decreased $31,000 from the prior year period. The decrease was the result of slightly lower personnel and personnel-related expenses as well as a decrease in sales commissions to independent sales representatives. The SG&A expenses at NTG are indicative of the current level of expenses required to support NTG's sales, marketing and customer support efforts at their current level of sales and number of customers.
     Elecsys Corporation. Corporate expenses were approximately $6,000 higher than for the corresponding fiscal 2008 period as a result of higher accounting and consulting expenses primarily as a result of the work necessary to comply with the requirements of the Sarbanes-Oxley Act of 2002.
     We anticipate that our SG&A expenses will continue at or near their present levels. We will continue to invest in the growth at DCI and will intensify our investment in product development, marketing, and sales at both NTG and Radix.

     Interest expense was $224,000 and $229,000 for the six-month periods ended
October 31, 2008 and 2007, respectively. This decrease of $5,000 was the direct result of a lower overall interest rate on our operating line of credit during the period. The line of credit was utilized during the period to pay operating expenses, including accounts payable, income taxes and debt payments. As of
October 31, 2008, there was $2,258,000 outstanding on the line of credit and an additional $4,028,000 in outstanding long-term borrowings. We plan to continue to utilize the operating line of credit over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our business continues to grow.

     Income tax expense totaled $411,000 for the six-month period ended October
31, 2008 as compared to $98,000 for the prior year period. Income tax expense for the six-month period ended October 31, 2008 was based on a 39% blended tax rate for both federal and state taxes and included certain state income tax adjustments which increased the rate 43.5% for the current period.

     As a result of the above factors, net income was $533,000, or $0.15 per diluted share, for the six-month period ended October 31, 2008 as compared to net income of $184,000, or $0.05 per diluted share, reported for the six-month period ended October 31, 2007.

Liquidity and Capital Resources

     Cash and cash equivalents increased $44,000 to $401,000 as of October 31,
2008 compared to $357,000 at April 30, 2008. This increase was primarily the result of cash provided by collections from accounts receivable and reductions in inventory slightly offset by payments made on the note payable to the bank.

     Operating activities. Our consolidated working capital increased approximately $875,000 for the six-month period ended October 31, 2008. The increase was due to an overall reduction in current assets, with reductions in accounts receivable from collections and a decrease in inventories, offset by a larger decrease in current liabilities as a result of payments for accounts payable, taxes and debt. Operating cash receipts totaled approximately
$13,883,000

and $10,140,000 during the six-month periods ended October 31, 2008 and 2007, respectively. The increase is the result of the increase in sales for the current period in combination with the reduction in receivables as compared to the prior year. Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $12,085,000 for the six-month period ended October 31, 2008 and $12,249,000 for the six-month period ended October 31, 2007. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

     Investing activities. Cash used in investing activities totaled $66,000 during the six-month period ended October 31, 2008. Purchases of equipment were approximately $67,000 and cash received from the sale of equipment totaled
$1,000. During the period ended October 31, 2007, purchases of equipment totaled
$234,000.

     Financing activities. For the six-month period ended October 31, 2008, total  borrowings on our  operating  line of credit were  $2,252,000  which were primarily used to finance the operations of DCI, Radix and NTG.  Payments on the line of credit and long-term  debt were  $3,981,000  for the first six months of the fiscal year.  Also included in the Company's  financing  activities  for the quarter was $41,000 of cash provided by the exercise of stock  options.  For the six-month  period ended October 31, 2007, the cash used in financing  activities included  payments of  long-term  debt  principal  of  $142,000,  line of credit payments of $2,157,000, and borrowings on the line of credit of $4,069,000. Also during the prior year  period  the  Company  borrowed  $550,000  to finance  the
Company's   acquisition   of  the  assets  and  certain   liabilities  of  Radix
International  Corporation.  As of  October  31,  2008,  there  were  $2,258,000 borrowings outstanding on the operating line of credit.

     The Company renewed its $6,000,000 operating line of credit on August 14,
2008. The line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on August 13, 2009 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory. The line of credit accrues interest at the prime rate (4.56% at
October 31, 2008) and contains an interest rate floor of 5.5%. The loan also contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Smaller reporting companies are not required to provide the information required by this item.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

          None.

ITEM 1A. Risk Factors.

          Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not Applicable.

ITEM 3. Defaults Upon Senior Securities

          Not Applicable.

ITEM 4. Submission of Matters to a vote of Security Holders

          On September 11, 2008, the Company held its annual meeting of stockholders during which Mr. Stan Gegen was reelected as a Class III director of the Company for a period of three years until the 2011
          Annual Meeting of Stockholders. Shares voted for the election of Mr.
          Gegen were 3,010,815. No shares were voted against his appointment,
          48,799 shares were withheld, and 230,823 shares were not voted. Mr.
          Robert D. Taylor, a Class I director, and Mr. Karl B. Gemperli, a
          Class II director, will continue to serve as directors of the Company until their elective terms end at the annual meeting of stockholders in 2009 and 2010, respectively.

ITEM 5. Other Information

          Not Applicable.

ITEM 6. Exhibits

     10.1 Business Loan Agreement (Asset Based) dated August 14, 2008 between
     Elecsys Corporation and Bank Midwest N.A. filed as Exhibit 10.2 to the
     Company's Form 10-Q filed on September 9, 2008 is incorporated herein by reference.
     10.2 Promissory Note dated August 14, 2008 between Elecsys Corporation and
     Bank Midwest N.A. filed as Exhibit 10.3 to the Company's Form 10-Q filed on
     September 9, 2008 is incorporated herein by reference.
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

                                       ELECSYS CORPORATION

December 9, 2008                       /s/ Karl B. Gemperli
----------------------                 -----------------------------------
Date                                   Karl B. Gemperli
                                       President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

December 9, 2008                       /s/ Todd A. Daniels
----------------------                 -----------------------------------
Date                                   Todd A. Daniels
                                       Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Item    Description

     10.1 Business Loan Agreement (Asset Based) dated August 14, 2008 between
     Elecsys Corporation and Bank Midwest N.A. filed as Exhibit 10.2 to the
     Company's Form 10-Q filed on September 9, 2008 is incorporated herein by reference.
     10.2 Promissory Note dated August 14, 2008 between Elecsys Corporation and
     Bank Midwest N.A. filed as Exhibit 10.3 to the Company's Form 10-Q filed on
     September 9, 2008 is incorporated herein by reference.
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

