Form 10-Q
period 2009-01-31
ELECSYS CORP
filed 2009-03-11
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2009.

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
Large accelerated filer (   )                                                                                                                                           Accelerated filer (   )
Non-accelerated filer (   )                                                                                                                             Smaller reporting company  (X)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  (   )No  (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,295,937 shares outstanding as of March 5, 2009.

ELECSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
Quarter Ended October 31, 2008

INDEX

Signatures	42

Exhibit Index	43

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Sales	$5,032	$6,135	$17,798	$16,524
Cost of products sold	3,111	3,733	11,038	10,811
Gross margin	1,921	2,402	6,760	5,713

Selling, general and administrative expenses	1,695	1,876	5,367	4,693

Operating income	226	526	1,393	1,020

Financial income (expense):
Interest expense	(92)	(138)	(316)	(367)
Other income, net	1	2	2	19
	(91)	(136)	(314)	(348)

Net income before income taxes	135	390	1,079	672

Income tax (benefit) expense	(78)	149	332	247

Net income	$213	$241	$747	$425

Net income per share information:
Basic	$0.06	$0.07	$0.23	$0.13
Diluted	$0.06	$0.07	$0.22	$0.12

Weighted average common shares outstanding:
Basic	3,296	3,285	3,292	3,285
Diluted	3,435	3,438	3,443	3,453

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2009	April 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$411	$357
Accounts receivable, less allowances of $329 and $303, respectively	2,668	3,757
Inventories, net	5,932	6,207
Income tax refund claims receivable	46	--
Prepaid expenses	52	75
Deferred taxes	786	781
Total current assets	9,895	11,177

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,684	3,490
	8,816	8,622
Accumulated depreciation	(2,570)	(2,249)
	6,246	6,373

Goodwill	1,414	1,544
Intangible assets, net	1,802	1,927
Other assets, net	74	77
Total assets	$19,431	$21,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,275	$2,051
Accrued expenses	1,628	2,042
Income taxes payable	--	564
Note payable to bank	3,810	3,836
Current maturities of long-term debt	120	309
Total current liabilities	6,833	8,802

Deferred taxes	327	311
Long-term debt, less current maturities	3,304	3,870

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,295,937 at January 31, 2009 and 3,285,437 at April 30, 2008	33	33
Additional paid-in capital	9,222	9,117
Accumulated deficit	(288)	(1,035)

Total stockholders' equity	8,967	8,115
Total liabilities and stockholders' equity	$19,431	$21,098
See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2007	3,285	$33	$9,031	$(1,723)	$7,341
Net income	--	--	--	688	688
Share-based compensation expense	--	--	86	--	86
Balance at April 30, 2008	3,285	33	9,117	(1,035)	8,115
Net income	--	--	--	747	747
Exercise of stock options	11	--	41	--	41
Share-based compensation expense	--	--	64	--	64
Balance at January 31, 2009 (unaudited)	3,296	$33	$9,222	$(288)	$8,967

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended January 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$747	$425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	64	62
Depreciation	401	392
Amortization	128	78
Provision for doubtful accounts	59	95
Loss on disposal of equipment	1	1
Deferred income taxes (benefit)	11	(6)
Changes in operating assets and liabilities:
Accounts receivable	1,028	(1,903)
Inventories	275	(947)
Income tax refund claims receivable	(46)	--
Accounts payable	(644)	(481)
Accrued expenses	(414)	(160)
Income taxes payable/refundable	(564)	251
Other	23	(131)
Net cash provided by (used in) operating activities	1,069	(2,324)

Cash Flows from Investing Activities:
Purchases of property and equipment	(276)	(537)
Proceeds from sale of property and equipment	1	--
Acquisition, net of cash acquired	--	(12)
Change in goodwill for purchase price adjustments	--	(7)
Net cash (used in) investing activities	(275)	(556)

Cash Flows from Financing Activities:
Borrowings on note payable to bank	4,039	4,493
Principal payments on note payable to bank	(4,065)	(2,157)
Proceeds from exercise of stock options	41	--
Borrowings on long-term debt	--	550
Principal payments on long-term debt	(755)	(215)
Net cash (used in) provided by financing activities	(740)	2,671
Net increase (decrease) in cash and cash equivalents	54	(209)
Cash and cash equivalents at beginning of period	357	503
Cash and cash equivalents at end of period	$411	$294

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$318	$366
Cash paid during the period for income taxes	931	--

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended January 31,
	2009	2008

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Receivables	$(2)	$838
Inventories	--	1,005
Intangibles	--	1,300
Change in Goodwill for purchase price adjustments	(130)	1,486
Accounts payable	132	(715)
Accounts payable due to Elecsys Corporation	--	(2,262)
Accrued expenses	--	(1,640)
Total cash paid in acquisition, net of cash acquired	$ --	$12

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2009
(Unaudited)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (the “Company”) is a publicly traded holding company with three wholly owned subsidiaries, DCI, Inc. (“DCI”), NTG, Inc. (“NTG”), and Radix Corporation (“Radix”).  DCI provides electronic design and manufacturing services for original equipment manufacturers (“OEMs”) in the aerospace, transportation, communications, safety, security and other industrial product markets.  DCI has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of innovative display and interface technologies.  NTG designs, markets, and provides remote monitoring solutions for the gas and oil pipeline industry as well as other industries that require remote monitoring.  Radix develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers.  The markets served by its products include utilities, transportation logistics, traffic and parking enforcement, route accounting/deliveries, and inspection and maintenance.

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP, establishes guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  FASB Staff Position No. SFAS 157-2 was issued in February 2008.  SFAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2010.  The Company believes that the financial impact, if any, of adopting SFAS 157 will not result in a material impact to its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities.  Under SFAS 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met.   The Company adopted SFAS 159 as of May 1, 2008 and it did not result in a material impact to its financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for the Company in its fiscal year beginning May 1, 2009.  The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations.  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will be effective for the Company’s fiscal year beginning May 1, 2009.  The Company does not believe the adoption of this statement will have a material impact on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective November 15, 2008.  The Company’s adoption of SFAS No. 162 did not have a material impact on its financial statements.

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms (30 days for the majority of customers).  Interest is not charged on past due accounts for the majority of our customers.

Inventory Valuation
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon.  Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of the quarterly inventory write-down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.  The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is “more likely than not,” according to the criteria of SFAS 109, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, DCI, Inc., NTG, Inc. and Radix Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

The balance sheet at April 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-KSB for the year ended April 30, 2008.

3.           ACQUISITIONS OF ASSETS

Radix.  On September 18, 2007, the Company, through its newly formed and wholly owned subsidiary, Radix Corporation, acquired the assets and assumed certain liabilities of Radix International Corporation and its subsidiary.  The Company made the strategic decision to grow through expansion into the specialized niche of rugged mobile computing.  The Company, through Radix, acquired approximately $4.43 million in assets, including accounts receivable and inventory, as well as all of the intellectual property and intangible assets owned by Radix International Corporation and its subsidiary.  In the transaction, Radix assumed accounts payable due to DCI, assumed an additional amount of approximately $2.15 million in liabilities, and incurred acquisition costs of approximately $50,000.  The transaction also includes performance related contingent consideration based on the annual revenues of the acquired business through 2012.  The total performance related contingency is limited to approximately $2.2 million and is subject to certain conditions that may impact the total amount to be paid.

The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements include the results of operations of Radix, from the date of the acquisition.

The purchase price was initially allocated based on the fair value of the assets acquired and, subsequent to the acquisition date, there have been additional purchase price adjustments (reduction of goodwill and others) leading to the final allocation for the assets purchased and liabilities assumed (in thousands):

Assets acquired:
Receivables	$783
Inventories	614
Goodwill	1,325
Intangibles (customer list, trade names/trade secrets, and technology)	1,705
4,427
Liabilities assumed:
Accounts payable to outside vendors	(533)
Accounts payable to DCI, Inc. (a subsidiary of Elecsys Corporation)	(2,262)
Accrued expenses	(1,620)
(4,415)
Cost of acquisition, net of cash acquired	$12

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

The following table sets forth the unaudited pro forma results of operations of the Company for the three-month and nine-month periods ended January 31, 2009 and 2008 as if the Company had acquired the assets and assumed certain liabilities of Radix International Corporation and subsidiary at the beginning of the respective periods.  The pro forma information contains the actual operating results of the Company and Radix with the results prior to September 18, 2007, for Radix, adjusted to include pro forma impact of (i) the elimination of intercompany sales and gross margin in inventory as of the periods presented; (ii) additional interest expense associated with the financing arrangement entered into by the Company on September 25, 2007 in connection with the transaction; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; and (iv) an adjustment to income tax expense for the tax effect of the above adjustments.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Three Months Ended
	(In thousands, except per share data)
	January 31, 2009			January 31, 2008
	Reported	Pro Forma Adjustments	Pro Forma	Reported	Pro Forma Adjustments	Pro Forma
Sales	$5,032	$ --	$5,032	$6,135	$--	$6,135
Net income (loss)	213	--	213	241	--	241

Basic earnings per share	$0.06		$0.06	$0.07		$0.07
Diluted earnings per share	$0.06		$0.06	$0.07		$0.07

	Nine Months Ended
	(In thousands, except per share data)
	January 31, 2009			January 31, 2008
	Reported	Pro Forma Adjustments	Pro Forma	Reported	Pro Forma Adjustments	Pro Forma
Sales	$17,798	$ --	$17,798	$16,524	$1,399	$17,923
Net income (loss)	747	--	747	425	(414)	11

Basic earnings per share	$0.23		$0.23	$0.13		$0.00
Diluted earnings per share	$0.22		$0.22	$0.12		$0.00

AMCI.  On December 19, 2006, the Company announced that its NTG subsidiary had acquired the product lines, technology, customer base and intellectual property of Advanced

Monitoring & Control, Inc. (“AMCI”) for approximately $90,000.  The purchase price also included a pending patent application.  The entire purchase price was allocated to the customer list.  AMCI was a competitor of NTG in the business of remote monitoring of oil and gas pipelines as well as other various remote monitoring applications.  The employees of AMCI became employees of NTG upon completion of the transaction.

The Company’s total acquired intangible assets consist of the following (in thousands):

		January 31, 2009		April 30, 2008
Intangible Asset Description	Company	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	NTG	$352	$(146)	$352	$(120)
Customer relationships	NTG	90	(38)	90	(24)
Customer relationships	Radix	950	(90)	950	(42)
Trade name	Radix	530	(50)	530	(24)
Technology	Radix	225	(21)	225	(10)
		$2,147	$(345)	$2,147	$(220)

Amortization expense for the nine-month periods ended January 31, 2009 and 2008 was approximately $125,000 and $78,000, respectively.

Estimated amortization expense for remainder the current fiscal year and the next four fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2009	$42
2010	167
2011	167
2012	161
2013	149
Thereafter	1,116

4.           INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $438,000 and $377,000, for the periods ended January 31, 2009 and April 30, 2008, respectively, are summarized by major classification as follows (in thousands):

	January 31, 2009	April 30, 2008
Raw material	$4,595	$4,725
Work-in-process	796	959
Finished goods	541	523
	$5,932	$6,207

5.           STOCK OPTION PLAN

At January 31, 2009, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  According to the terms of the Company’s 1991 stock option plan (the “Plan”) for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The Plan also provides for accelerated vesting if there is a change in control of the Company.  As of January 31, 2009, options to purchase approximately 324,333 shares were outstanding of which 257,583 were vested and exercisable.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the nine-month periods ended January 31, 2009 and 2008.

	Nine Months Ended January 31, 2009	Nine Months Ended January 31, 2008
Risk-free interest rate	1.71 - 2.92%	2.93 - 4.85%
Expected life, in years	6	6
Expected volatility	35.10 – 37.96%	48.78 - 51.32%
Dividend yield	0.0%	0.0%
Forfeiture rate	5.00 - 6.30%	5.00%

The Company uses historical data to estimate option exercises and employee terminations used in the model.  Expected volatility is based on monthly historical fluctuations of the Company’s common stock using the closing market value for the number of months of the expected term immediately preceding the grant.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the nine-month periods ended January 31, 2009 and 2008, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

At January 31, 2009, there was approximately $103,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.90 years.

The following table represents stock option activity for the six-month period ended January 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2008	324,750	$2.53	5.34 Years
Granted	36,750	6.33
Exercised	(10,500)	3.94
Forfeited	(26,667)	5.78
Outstanding options at January 31, 2009	324,333	$2.65	4.82 Years

Outstanding exercisable at January 31, 2009	257,583	$1.95	3.82 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 23,417 at January 31, 2009.  At January 31, 2009 the aggregate intrinsic value of options outstanding was approximately $590,000, and the aggregate intrinsic value of options exercisable was approximately $579,000.  The intrinsic value of options exercised during the nine-month period ended January 31, 2009 was approximately $6,000.  The Company recognized share-based compensation expense of $64,000 and $62,000 for the nine-month periods ended January 31, 2009 and 2008, respectively.  The weighted-average fair value of the options granted in the nine-month period ended January 31, 2009 was $2.35 per option.

The following table summarizes information about stock options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 31, 2009	Weighted- Average Exercise Price
$0.81	95,750	3.23 years	$0.81	95,750	$0.81
$1.25 - $1.50	47,500	3.84 years	$1.25	47,500	$1.25
$2.13 - $2.25	51,000	1.00 year	$2.25	51,000	$2.25
$3.66 - $3.99	80,000	7.25 years	$3.70	56,667	$3.70
$4.70	5,000	9.68 years	$4.70	--	--
$5.63 - $5.90	20,000	9.10 years	$5.75	3,333	$5.87
$6.30	13,333	7.16 years	$6.83	3,333	$6.30
$7.00 - $7.05	11,750	9.61 years	$7.05	--	--
$0.81 - $7.05	324,333	4.82 years	$2.65	257,583	$1.95

6.           NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income per share (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Numerator:
Net income	$213	$241	$747	$425

Denominator:
Weighted average common shares outstanding – basic	3,296	3,285	3,292	3,285
Effect of dilutive options outstanding	139	153	151	168
Weighted average common shares outstanding – diluted	3,435	3,438	3,443	3,453

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of January 31, 2009, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri.  These credit agreements include an operating line of credit and long-term financing for the Company’s production and headquarters in Olathe, Kansas.  During the three-month period ended January 31, 2009, the Company completely paid off two additional loans which included an additional asset-backed long-term note related to the Company’s acquisition of assets and assumption of certain liabilities of Radix International Corporation and a long-term mortgage secured by approximately 74,000 square feet of land adjacent to the Company’s facility

The Company has an operating line of credit that provides the Company and its subsidiaries with short-term financing for their working capital requirements.  On August 14, 2008, the Company and its financial institution renewed the $6,000,000 agreement.  The line of credit accrues interest at the prime rate (3.25% at January 31, 2009) and has an interest rate floor of 5.50%.  The line of credit is secured by accounts receivable and inventory, expires on August 13, 2009, and has a borrowing capacity calculated as a specified percentage of accounts receivable and inventory.  The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.  As of January 31, 2009, the Company is in compliance with all of the covenants. There were $3,810,000 and $3,836,000 in borrowings outstanding on the credit facility as of January 31, 2009 and April 30, 2008, respectively.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	January 31, 2009	April 30, 2008
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.50% as of October 31, 2008), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,424	$3,508

Note payable with an adjustable interest rate of 7.94%, due in monthly principal and interest payments beginning December 15, 2006 through maturity on November 15, 2016, secured by real estate.	--	217

Note payable with a fixed interest rate of 9.00%, due in monthly principal and interest payments beginning October 25, 2007 through maturity on September 25, 2010, secured by accounts receivable and inventory.	--	454
	3,424	4,179

Less current maturities	120	309

Total long-term debt	$3,304	$3,870

The approximate aggregate amount of principal to be paid on the long-term debt for the remainder of the current fiscal year and for each of the next four years ending April 30 is as follows (in thousands):

Year	Amount
2009	$30
2010	121
2011	128
2012	134
2013	142
Thereafter	2,869
$3,424

8.           SEGMENT REPORTING

The Company operates three reportable business segments:  DCI, Inc., NTG, Inc. and Radix Corporation.  DCI produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services.  NTG designs, markets, and provides remote monitoring services.  Radix develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers.  The following table presents business segment revenues, income (loss), capital expenditures, goodwill and intangible assets, and total assets for the three-month and nine-month periods ended January 31, 2009 and 2008 (in thousands).

	Three Months Ended January 31, 2009
	DCI	NTG	Radix	Unallocated	Eliminations	Total
Sales:
External customers	$2,726	$1,049	$1,257	$ --	$ --	$5,032
Intersegment	1,322	--	--	--	(1,322)	--
Total sales	$4,048	$1,049	$1,257	$ --	$(1,322)	$5,032

Depreciation and amortization expenses	$113	$22	$39	$ --	$ --	$174

Segment income (loss) before income tax expense	$461	$105	$(274)	$(102)	$(55)	$135

	Three Months Ended January 31, 2008
	DCI	NTG	Radix	Unallocated	Eliminations	Total
Sales:
External customers	$3,560	$1,300	$1,275	$ --	$ --	$6,135
Intersegment	1,757	--	--	--	(1,757)	--
Total sales	$5,317	$1,300	$1,275	$ --	$(1,757)	$6,135

Depreciation and amortization expenses	$123	$23	$(9)	$ --	$ --	$137

Segment income (loss) before income tax expense	$632	$146	$(20)	$(133)	$(235)	$390

	Nine Months Ended January 31, 2009
	DCI	NTG	Radix	Unallocated	Eliminations	Total
Sales:
External customers	$9,137	$2,663	$5,998	$ --	$ --	$17,798
Intersegment	4,075	--	--	--	(4,075)	--
Total sales	$13,212	$2,663	$5,998	$ --	$(4,075)	$17,798

Depreciation and amortization expenses	$350	$66	$113	$ --	$ --	$529

Segment income (loss) before income tax expense	$1,661	$190	$(122)	$(424)	$(226)	$1,079

Capital expenditures	$205	$3	$68	$ --	$ --	$276

Goodwill and Intangible assets	$ --	$347	$2,869	$ --	$ --	$3,216

Total assets	$21,129	$1,786	$5,856	$5,026	$(14,366)	$19,431

	Nine Months Ended January 31, 2008
	DCI	NTG	Radix	Unallocated	Eliminations	Total
Sales:
External customers	$12,192	$2,472	$1,860	$ --	$ --	$16,524
Intersegment	2,679	--	--	--	(2,679)	--
Total sales	$14,871	$2,472	$1,860	$ --	$(2,679)	$16,524

Depreciation and amortization expenses	$360	$68	$42	$ --	$ --	$470

Segment income (loss) before income tax expense	$1,546	$82	$(151)	$(449)	$(356)	$672

Capital expenditures	$380	$8	$149	$ --	$ --	$537

Goodwill and Intangible assets	$ --	$400	$2,750	$ --	$ --	$3,150

Total assets	$19,917	$1,654	$5,707	$4,981	$(11,272)	$20,987

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Products and services:
Electronic interface assemblies	$2,585	$3,487	$8,723	$11,934
Remote monitoring solutions	1,049	1,300	2,663	2,472
Rugged mobile computing	1,257	1,275	5,998	1,860
Engineering services	127	26	307	137
Other	14	47	107	121
Total sales	$5,032	$6,135	$17,798	$16,524

9.           WARRANTY

The Company provides a limited warranty for a period of one year from the date of a customer’s receipt of its products.  The Company’s standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The Company’s product warranty liability reflects management’s best estimate of probable liability under product warranties.  Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Nine Months Ended January 31,
	2009	2008
Warranty reserve balance at beginning of period	$122	$85
Expense accrued	98	68
Warranty costs incurred	(88)	(44)
Warranty reserve balance at end of period	$132	$109

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
 Results of Operation.

Overview

Elecsys is a publicly traded company that tailors specific technology solutions to our customer requirements wherever high quality, reliability, and innovation are essential.  We provide electronic design and manufacturing services, custom liquid crystal displays (“LCDs”), ultra-rugged mobile computing devices, and wireless remote monitoring solutions to numerous industries worldwide.  We operate our business through three wholly-owned subsidiaries, DCI, Inc. (“DCI”), Radix Corporation (“Radix”) and NTG, Inc. (“NTG”).

DCI provides electronic design and manufacturing services to original equipment manufacturers (“OEMs”) in the aerospace, transportation, communications, safety, security and other industrial product markets.  DCI has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies which integrate a variety of specialized interface technologies, such as custom LCDs, keypads, and touchscreens with circuit boards and other electronic components.  DCI seeks to become an extension of our partners’ organizations by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production.

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

NTG designs, markets, and provides remote monitoring solutions for the oil and gas pipeline industry as well as other industries that require remote monitoring.  NTG's wireless remote monitoring devices utilize the existing cellular and satellite infrastructure and its WatchdogCP Web Monitor to provide full time, wireless status monitoring and alarm notification regarding the performance of multiple types of systems over the internet.  This highly reliable network, combined with its internet-based front-end, provides NTG’s customers with active monitoring and control of a large population of field-deployed remote monitoring devices.

On August 14, 2008, the Company renewed its $6,000,000 operating line of credit.  This line of credit provides the Company and its subsidiaries with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on August 13, 2009.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the higher of the prime rate (3.25% at January 31, 2009) and 5.5%.  The loan agreement has various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

Results of Operations

Three Months Ended January 31, 2009 Compared With Three Months Ended January 31, 2008.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	January 31, 2009		January 31, 2008
Sales	$5,032	100.0%	$6,135	100.0%
Cost of products sold	3,111	61.8%	3,733	60.9%
Gross margin	1,921	38.2%	2,402	39.1%
Selling, general and administrative expenses	1,695	33.7%	1,876	30.6%
Operating income	226	4.5%	526	8.5%
Interest expense	(92)	(1.8%)	(138)	(2.2%)
Other income, net	1	0.0%	2	0.0%
Income before income taxes	135	2.7%	390	6.3%
Income tax (benefit) expense	(78)	1.5%	149	2.4%
Net income	$213	4.2%	$241	3.9%
Net income per share – basic	$0.06		$0.07
Net income per share – diluted	$0.06		$0.07

Sales for the three months ended January 31, 2009 were approximately $5,032,000, a decrease of $1,103,000, or 18.0%, from $6,135,000 for the comparable period of fiscal 2008.
DCI. Sales at DCI were approximately $4,048,000, a decrease of $1,269,000, or 23.9%, from $5,317,000 from the prior year.  The decrease in sales at DCI resulted from lower bookings from outside customers during the preceding quarters.  We expect sales volumes to outside customers at DCI to be lower than the current period during the next fiscal quarter as a result of decreased bookings from the previous quarters.  For quarters subsequent to the fiscal fourth quarter, we expect DCI revenues to increase to levels comparable to those previously reported in the preceding year.  This expectation is based upon scheduled shipments to customers currently recorded in our backlog, combined with anticipated future bookings expected to result from the additional sales and marketing investments made at DCI.

Radix. Sales at Radix totaled approximately $1,257,000 for the quarter, compared to $1,275,000 in the comparable quarter of the previous year, a decrease of approximately 1.4%.  Sales of our rugged hand held computers and peripherals totaled approximately $898,000 for the current period while maintenance contract revenues and repairs were approximately $299,000.  For the three-month period ended January 31, 2008, sales of handheld computers and peripherals were approximately $866,000 and maintenance contract revenues totaled approximately $382,000.  Revenues for the fiscal fourth quarter are expected to be at or near the revenues of the current period.  Sales volumes in subsequent quarters are expected to show increases in revenue as compared to the second half of fiscal 2009 based on anticipated orders expected to result from our ongoing domestic and international marketing initiatives.
NTG. Sales volumes at NTG were $1,049,000 for the three-month period ended January 31, 2009 a decrease of $251,000, or 19.3%, from the three-month period ended January 31, 2008. Sales from the third quarter of the prior year included approximately $267,000 of upgrade kits to convert fielded analog units to the new digital standard in advance of the FCC’s phase-out of analog service in February 2008.  Revenues from upgrade kits in the current period totaled approximately $79,000.  Exclusive of these one-time sales of upgrade kits, revenue decreased $65,000, or 6.3%.  Sales at NTG are expected to continue with modest growth over the next few quarters due to continued demand for our WatchdogCP products and our initiative to market our products internationally.
Elecsys revenues are generally derived from markets that are typically less susceptible to economic cycles.  However, as a result of the current global economic conditions, we expect revenues for the next quarter to be lower than the current period, as well as lower than the revenues in the comparable period of the prior year.  The Company is continuing to invest in new and improved product development and is increasing its commitment to its international sales and marketing initiatives.  As a result of these investments, we expect that for the quarters subsequent to the fourth quarter of fiscal 2009 there will be increasing revenues as compared to the second half of fiscal 2009.

Total consolidated backlog at January 31, 2009 was approximately $3,971,000, a decrease of approximately $3,129,000, or 44.1%, from a total backlog of $7,100,000 on January 31, 2008 and a decrease of $1,195,000 from a total backlog of $5,166,000 on April 30, 2008.  The amount of total consolidated backlog at January 31, 2009, includes purchase orders in place from our customers at each of the three subsidiaries that are scheduled for shipment in future periods but excludes any intercompany purchase orders.  The following table presents total backlog by subsidiary (in thousands):

	January 31, 2009	April 30, 2008	January 31, 2008
DCI, Inc.	$5,764	$7,888	$10,950
NTG, Inc.	7	108	322
Radix Corporation	222	589	639
Less intercompany backlog	(2,022)	(3,419)	(4,811)

Total	$3,971	$5,166	$7,100

Gross margin for the three-month period ended January 31, 2009, was 38.2% of sales, or $1,921,000, compared to 39.1% of sales, or $2,402,000, for the three-month period ended January 31, 2008.  The decrease in gross margin of approximately $481,000 is primarily the result of decreased sales volumes at DCI, Radix and NTG.
DCI.  DCI’s gross margin was approximately $1,138,000, or 28.1% of sales, for the period as compared to approximately $1,285,000, or 24.2%, for the comparable period of the prior year primarily as a result of product mix to its outside customers.  The gross margin of $55,000 and $235,000 for intercompany sales to Radix and NTG for the three months ended January 31, 2009 and 2008, respectively, are included in DCI’s gross margins for the periods presented and are excluded from the reported consolidated gross margins.
Radix.  The gross margin at Radix for the fiscal quarter was approximately $358,000, or 28.5%.  The gross margin for the three-month period ended January 31, 2008 was $619,000, or 48.5% of sales.   The decrease in Radix’s gross margin for the current period was primarily the result of product mix, as there were higher sales volumes of higher margin computer peripherals and printers in the prior year period.
NTG.  The gross margin at NTG was approximately $425,000, or 40.5% of sales, for the three-month period ended January 31, 2009 as compared to approximately $498,000, or 38.3%, for the three-month period ended January 31, 2008.  The modest increase in gross margin at NTG was due to the increased sales volumes of new equipment and network services.
We expect that consolidated gross margins over the next few quarters will continue to remain in the range of 35% to 40%.

Selling, general and administrative (“SG&A”) expenses decreased $181,000, or 9.6%, to $1,695,000 for the three-month period ended January 31, 2009 from $1,876,000 in the three-month period ended January 31, 2008.  SG&A expenses were 33.7% of sales for the fiscal third quarter of 2009 as compared to 30.6% of sales for the comparable period for fiscal 2008.
DCI. SG&A expenses at DCI decreased $117,000 from the prior year period to $646,000 for the current period.  The 15.3% decrease in DCI’s SG&A expenses included decreases in support engineering costs, decreases in sales commissions to independent sales representatives and lower bad debt expense slightly offset by increases in engineering personnel and personnel-related expenses.
Radix. SG&A expenses at Radix were approximately $626,000 during the period, unchanged from the prior year period.  Compared to the previous year’s period, Radix showed additional costs for support and contract engineering as well as increases in travel expenses for sales and marketing personnel.  There were decreases in personnel and personnel-related expenses in sales and administration which offset the increases in the engineering and travel costs.  These decreases resulted from the transition of work and positions from the site of Radix’s former headquarters location to the Company’s facility in Olathe, Kansas.
NTG. SG&A expenses at NTG decreased $32,000 from the prior year period.  The SG&A expenses at NTG are indicative of the level of expenses required to support NTG’s sales, marketing and customer support efforts for the next several quarters.
Elecsys Corporation.  Corporate expenses were approximately $31,000 lower than for the corresponding fiscal 2008 quarter as a result of lower accounting and consulting expenses that were incurred during the previous year period for corporate governance and valuation services.
We anticipate that our SG&A expenses will continue at or near their present levels.  We will continue to invest in growth at DCI and will intensify our investment in product development, marketing, and sales at both NTG and Radix.

Interest expense was $92,000 and $138,000 for the three-month periods ended January 31, 2009 and 2008, respectively.  This decrease of $46,000 was due to the repayment of two long-term notes during the current period.  The asset-backed long-term note related to the Company’s acquisition of assets and assumption of certain liabilities of Radix International Corporation and the long-term mortgage secured by approximately 74,000 square feet of land adjacent to the Company’s production and headquarters in Olathe, Kansas, were paid in full during the period.  An additional impact on the decrease in interest expense was the lower average outstanding balance on the line of credit during the current period relative to comparable period of the prior year.   The line of credit was utilized during the period to pay operating expenses, including accounts payable, income taxes and debt payments.  As of January 31, 2009, there was $3,810,000 outstanding on the line of credit and an additional $3,424,000 in outstanding long-term borrowings.   We plan to continue to utilize the operating line of credit over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our business continues to grow.

Income tax benefit totaled $78,000 for the three-month period ended January 31, 2009 as compared to income tax expense of $149,000 for the three-month period ended January 31, 2008. The income tax benefit for the current period resulted from the recognition of certain state income tax adjustments, state income tax credits and the benefit derived from the domestic manufacturing deduction that were not previously recognized in the current fiscal year.

As a result of the above factors, net income was $213,000, or $0.06 per diluted share, for the three-month period ended January 31, 2009 as compared to net income of $241,000, or $0.07 per diluted share, reported for the three-month period ended January 31, 2008.

Nine Months Ended January 31, 2009 Compared With Nine Months Ended January 31, 2008.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Nine Months Ended
	(In thousands, except per share data)
	January 31, 2009		January 31, 2008
Sales	$17,798	100.0%	$16,524	100.0%
Cost of products sold	11,038	62.0%	10,811	65.4%
Gross margin	6,760	38.0%	5,713	34.6%
Selling, general and administrative expenses	5,367	30.2%	4,693	28.4%
Operating income	1,393	7.8%	1,020	6.2%
Interest expense	(316)	(1.8%)	(367)	(2.2%)
Other income, net	2	0.0%	19	0.1%
Income before income taxes	1,079	6.0%	672	4.1%
Income tax expense	332	1.8%	247	1.5%
Net income	$747	4.2%	$425	2.6%
Net income per share – basic	$0.23		$0.13
Net income per share – diluted	$0.22		$0.12

Sales for the nine months ended January 31, 2009 were approximately $17,798,000, an increase of $1,274,000, or 7.7%, from $16,524,000 for the nine months ended January 31, 2008.
DCI. Sales at DCI were approximately $13,212,000, a decrease of $1,659,000, or 11.2%, from $14,871,000 from the prior year. The sales from the prior year included approximately $872,000 in sales to the former Radix Corporation.  External sales reported at DCI no longer include sales made to our Radix subsidiary after September 18, 2007.  The decrease in sales at DCI resulted from lower bookings during the preceding quarters.  We expect sales volumes to outside customers at DCI to decrease from their current levels during the next fiscal quarter, but we expect to increase sales in the subsequent quarters in the 2010 fiscal year as a result of focused investments in resources dedicated to DCI’s sales and marketing efforts.  This expectation is based upon scheduled shipments to customers currently recorded in our backlog, combined with anticipated future bookings expected to result from the additional sales and marketing investments made at DCI.
Radix. Sales at Radix totaled approximately $5,998,000 for the nine-month period ended January 31, 2009.  Revenues for the current nine-month period were primarily for sales of rugged hand held computer hardware and peripherals that totaled approximately $4,916,000.
Maintenance contract revenues and repairs were approximately $955,000 for the nine-month period ended

January 31, 2009.   Radix sales for the previous nine-month period ended totaled approximately $1,860,000 and only included sales from the acquisition date of September 17, 2007.  Sales at Radix during the next fiscal quarter are expected to be similar to the sales levels in the current period.  Based on current opportunities and the expected booking and delivery of rugged handheld solutions to customers, we expect revenues for the first half of the next fiscal year to increase as compared to the second half of the current fiscal year.
NTG. Sales volumes at NTG were $2,663,000 for the nine-month period ended January 31, 2009 an increase of $191,000, or 7.7%, from the nine-month period ended January 31, 2008.  The increase in sales at NTG resulted primarily from shipments of our new products during the period which totaled approximately $1,844,000 and $24,000 of increases in network messaging service revenues.  Sales at NTG are expected to continue with modest growth over the next several quarters due to continuing demand for new products in the domestic market and an increase in international marketing efforts.

Gross margin for the nine-month period ended January 31, 2009, was 38.0% of sales, or $6,760,000, compared to 34.6% of sales, or $5,713,000, for the comparable period of fiscal 2008.  The increase in gross margin of approximately $1,047,000 is primarily the result of increased sales volumes at Radix and NTG as well as improved product mix at DCI.
DCI. DCI’s gross margin was approximately $4,056,000, or 30.7% of sales, for the period as compared to approximately $4,145,000, or 27.9%, for the comparable period of the prior year primarily as a result of product mix to its outside customers.  The gross margin for intercompany sales to Radix and NTG of $226,000 and $356,000 for the nine months ended January 31, 2009 and 2008, respectively, are included in DCI’s gross margins for the periods presented and are excluded from the reported consolidated gross margins.
Radix. The gross margin at Radix for the first nine months of the fiscal year was approximately $1,867,000, or 31.1% of sales.  The gross margin for the comparable period ended January 31, 2008 was $905,000, or 48.7% of sales, and only included the period from the acquisition date of September 17, 2008.  The change in Radix’s gross margin was the result of sales of higher margin products in the previous year period as compared to the current year period.
NTG. The gross margin at NTG was approximately $1,063,000, or 39.9% of sales, for the nine-month period ended January 31, 2009 as compared to approximately $1,019,000, or 41.2%, for the nine-month period ended January 31, 2008.  The gross margin percentage at NTG was consistent with the prior period.
We expect that consolidated gross margins over the next few quarters will continue to remain in the range of 35% to 40%.

Selling, general and administrative (“SG&A”) expenses increased $674,000, or 14.4%, to $5,367,000 for the nine-month period ended January 31, 2009 from $4,693,000 in the nine-month period ended January 31, 2008.  SG&A expenses were 30.2% of sales for the period as compared to 28.4% of sales for the comparable period for fiscal 2008.
DCI. SG&A expenses at DCI decreased $162,000 from the prior year period to $2,104,000 for the nine-month period.  The decrease in DCI’s SG&A expenses included decreases in travel, external sales commissions, support engineering expenses, bad debt expenses, and other administration costs.
Radix. SG&A expenses at Radix were approximately $1,965,000 during the fiscal year-to-date period, which was the primary contributing factor to the overall increase in Elecsys SG&A expenses for the period.  SG&A expenses were $627,000 for the nine-month period ended January 31, 2008.  The approximate $1,338,000 increase was primarily due to the impact of a full nine months of expenses at Radix.  The Company acquired Radix midway through the comparable period of the prior year.  During the current fiscal year, Radix has intensified its engineering efforts with additional experienced personnel and has also enhanced its marketing expertise with more sales and marketing resources which has contributed to the overall increase in SG&A expenses.
NTG. SG&A expenses at NTG decreased $64,000 from the prior nine-month period.  The decrease was the result of lower engineering costs and a decrease in sales commissions to independent sales representatives slightly offset by higher personnel and personnel-related expenses.  The SG&A expenses at NTG are indicative of the current level of expenses required to support NTG’s sales, marketing and customer support efforts for the next several quarters.
Elecsys Corporation.  Corporate expenses were approximately $26,000 lower than for the corresponding fiscal 2008 period as a result of higher accounting and consulting expenses in the previous nine-month period as a result of the work necessary to comply with the requirements of the Sarbanes-Oxley Act of 2002.
We anticipate that our SG&A expenses will continue at or near their present levels.  We will continue to invest in the growth at DCI and will intensify our investment in product development, marketing, and sales at both NTG and Radix.

Interest expense was $316,000 and $367,000 for the nine-month periods ended January 31, 2009 and 2008, respectively.  This decrease of $51,000 was the direct result of the repayment of two long-term notes during the current period.  The asset-backed long-term note related to the Company’s acquisition of assets and assumption of certain liabilities of Radix International Corporation and the long-term mortgage secured by approximately 74,000 square feet of land adjacent to the Company’s production and headquarters in Olathe, Kansas, were paid in full at the end of December.  Additionally, the average outstanding balance on the line of credit has been lower during the nine-month period ended January 31, 2009 as compared to the same period of the prior year.  The line of credit was utilized during the period to pay operating expenses, including accounts payable, income taxes and debt payments.  As of January 31, 2009, there was $3,810,000 outstanding on the line of credit and an additional $3,424,000 in outstanding long-term borrowings.   We plan to continue to utilize the operating line of credit over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our business continues to grow.

Income tax expense totaled $332,000 for the nine-month period ended January 31, 2009 as compared to $247,000 for the prior year period.  Income tax expense for the nine-month period ended January 31, 2009 was based on a 39% blended tax rate for both federal and state taxes and included certain state income tax adjustments, state income tax credits and the recognition of the domestic manufacturing deduction which resulted in an adjusted tax rate of 30.8% for the current period.  The income tax rate for the nine-month period ended January 31, 2008 was 36.8%.

As a result of the above factors, net income was $747,000, or $0.22 per diluted share, for the nine-month period ended January 31, 2009 as compared to net income of $425,000, or $0.12 per diluted share, reported for the nine-month period ended January 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents increased $54,000 to $411,000 as of January 31, 2009 compared to $357,000 at April 30, 2008.  This increase was primarily the result of cash provided by collections from accounts receivable and reductions in inventory slightly offset by principal payments made on long-term debt.

Operating activities.  Our consolidated working capital increased approximately $687,000 for the nine-month period ended January 31, 2009.  The increase occurred in spite of an overall reduction in current assets, with reductions in accounts receivable from collections and a decrease in inventories, offset by a larger decrease in current liabilities as a result of payments for accounts payable, taxes and debt.  Operating cash receipts totaled approximately $18,887,000 and $14,621,000 during the nine-month periods ended January 31, 2009 and 2008, respectively.  The increase is the result of the increase in sales for the current period in combination with the reduction in receivables as compared to the prior year.  Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $17,818,000 for the nine-month period ended January 31, 2009 and $16,945,000 for the nine-month period ended January 31, 2008. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  Cash used in investing activities totaled $275,000 during the nine-month period ended January 31, 2009.  Purchases of equipment were approximately $276,000 and cash received from the sale of equipment totaled $1,000.  During the nine-month period ended January 31, 2008, purchases of equipment totaled $537,000.

Financing activities.  For the nine-month period ended January 31, 2009, total borrowings on our operating line of credit were $4,039,000 which were primarily used to finance the operations of DCI, Radix and NTG.  Payments on the line of credit and long-term debt were $4,820,000 for the first nine months of the fiscal year.  Also included in the Company’s financing activities for the quarter was $41,000 of cash provided by the exercise of stock options.  For the nine-month period ended January 31, 2008, the cash used in financing activities included payments of long-term debt principal of $215,000, line of credit payments of $2,157,000, and borrowings on the line of credit of $4,493,000.  Also during the prior year period the Company borrowed $550,000 to finance the Company’s acquisition of the assets and certain liabilities of Radix International Corporation.  As of January 31, 2009, there were $3,810,000 in borrowings outstanding on the operating line of credit.

The Company renewed its $6,000,000 operating line of credit on August 14, 2008.  The line of credit is secured by accounts receivable and inventory and is available for working capital.  It expires on August 13, 2009 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the prime rate (3.25% at January 31, 2009) and contains an interest rate floor of 5.5%.  The loan also contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow NTG, Radix and DCI, the Company’s dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q, the annual report on Form 10-KSB, and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

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

ELECSYS CORPORATION

Date: March 11, 2009	By:	/s/ Karl B. Gemperli
Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2009	By:	/s/ Todd A. Daniels
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

Item                                   Description

31.1                                    Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2                                    Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1                                    Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2            Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer.)