Form 10-K
period 2009-04-30
ELECSYS CORP
filed 2009-07-22
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended April 30, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________to _________

Commission file number 0-22760
ELECSYS CORPORATION
(Exact name of Registrant as Specified in its charter)

Kansas	48-1099142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

846 N. Mart-Way Court Olathe, KS	66061
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (913)647-0158

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]Yes [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not  contain, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer                                           [ ] Accelerated filer                                           [ ] Non-accelerated filer                                                      [X] Smaller Reporting Company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[  ] No[X]

The aggregate market value of the Common Stock held by non-affiliates as of October 31, 2008, was approximately $11,567,615 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,471,187 shares of Common Stock, $.01 par value, outstanding as of July 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:

Portions of the Company’s Proxy Statement for its 2009 Annual Meeting are incorporated by reference into Part III.

ELECSYS CORPORATION AND SUBSIDIARIES
FORM 10-K
Year Ended April 30, 2009

INDEX

Part I

Item 1. BUSINESS

General

Elecsys is a publicly traded company that tailors specific technology solutions to its customers’ requirements wherever high quality, reliability, and innovation are essential.  Elecsys provide electronic design and manufacturing services, custom liquid crystal displays (“LCDs”), ultra-rugged mobile computing devices, and wireless remote monitoring solutions to numerous industries worldwide.  The Company operates its business through three wholly-owned subsidiaries, DCI, Inc. (“DCI”), Radix Corporation (“Radix”) and NTG, Inc. (“NTG”).

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

Radix designs, develops, and implements ultra-rugged handheld computing solutions for tough environments where data integrity is paramount.  Its products, which include handheld computers, printers, peripherals, and application software, are deployed in over 70 countries in applications that include utilities, transportation logistics, traffic and parking enforcement, route accounting/deliveries, and inspection and maintenance.  Radix’s flexibility to custom configure solutions tailored to specific requirements has provided opportunities to expand our product offerings into new industries.

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

Elecsys was incorporated in Kansas in 1991. In September 2007, the Company, through its newly formed and wholly owned subsidiary, Radix Corporation, acquired substantially all of the tangible assets, as well as all of the intellectual property and intangible assets and assumed certain liabilities of Radix International Corporation and its subsidiary of Salt Lake City, Utah.  Radix had built a reputation for reliability and support over its history of manufacturing ultra-rugged mobile computing devices.

Business

DCI.  DCI provides a range of design, manufacturing, integration and testing services to OEMs that desire a cost-effective single source for the development and production of custom electronic assemblies that integrate specialized interface technologies with flexible electronic production.  DCI’s strategy is to leverage its expertise as a technical partner that can integrate specialized technologies, such as custom LCD fabrication, wireless communication interfaces, and microelectronic assembly to provide solutions tailored to our customers’ specific electronic needs.  DCI designs, manufactures, integrates, and tests a wide variety of electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules.  The electronic interfaces, assemblies, and LCDs DCI produces, or imports, are used in aerospace, industrial, communications, safety, transportation, military, medical and other applications.  DCI’s operating business is located in the Company’s 60,000 square foot production and headquarters facility located in Olathe, Kansas.  Although DCI operations utilize the majority of the facility, we believe that there is sufficient surplus capacity to accommodate anticipated near-term growth for all of our subsidiaries.

DCI is registered to the ISO 9001:2000 international quality standard, having received initial ISO 9001 certification in November 2000.  DCI is also registered to the ISO 13485:2003 standard, which governs the design and manufacture of medical devices.  DCI is also registered with the U.S. Department of State, Directorate of Defense Trade Controls for the production of restricted military and defense items in compliance with the Arms Export Control Act (AECA) and the International Traffic in Arms Regulations (ITAR).

Sales at DCI are made primarily to customers in the United States, Canada and a few other international markets, which are serviced primarily by in-house sales and program management personnel.  DCI views its OEM customers as strategic partners and works to provide them with broad technical services and excellent customer care.  A strategic operating objective is to form long-term business relationships with customers by developing technological partnership between DCI and the customer.

The DCI engineering staff provides hardware design, software design and component engineering services to OEMs.  Its manufacturing processes produce assemblies incorporating both conventional electronic packaging and high-density configurations, including ball grid array (BGA) and microelectronic technologies.  DCI maintains manufacturing capabilities that include automated surface mount technology component placement, automated solder paste application and soldering, automated through-hole component insertion, wire bonded chip on board microelectronic assembly, and complete in-circuit and functional testing services.  DCI integrates our customers’ electronic assemblies with numerous specialized interface technologies such as custom LCDs, touchscreens, wireless communications and other user input devices as well as application specific backlights and illumination sources.

DCI’s LCD fabrication process produces custom LCDs that are used to display information in a variety of applications from commercial and consumer to aerospace and medical products.  DCI fabricates highly specialized and low-to-medium volume custom LCD devices in its Class 10000 cleanroom located in Olathe, Kansas.  DCI also maintain relationships with several offshore LCD manufacturers to source higher volume customer requirements.  DCI is capable of designing and manufacturing a complete display module involving both the custom LCD device and the supporting electronics.  DCI believes a limited number of competitors currently have the capability to produce such complete modules.

DCI believes the design, manufacturing, and integration capabilities, combined with materials management expertise, make it an effective single resource for product development and production that allows customers to integrate their supply chains and reduce their vendor bases.  DCI’s ideal customer requires both design and manufacturing services and places a high value on quality, reliable delivery and customer service.  This strategy of focusing on specialized display and interface technologies differentiates DCI from conventional domestic EMS providers.

DCI views the integration of electronic manufacturing services with specialized niche technologies to be a large and growing market.  It is DCI’s primary focus to grow internally through both the existing customer base and the addition of new customers, for which DCI’s expertise in EMS, displays, display integration, and customer service is a single-source solution.  To further develop DCI’s business and complement the internal growth strategy, DCI will continue to selectively evaluate opportunities that will permit it to leverage its capabilities.  DCI will continue to explore complementary niche technologies in order to expand its capabilities and drive its growth into additional sectors of the EMS market.  DCI will look at businesses where it sees an opportunity to add complementary customers and capabilities, or purchase assets at reasonable prices.

Radix.  Radix designs, develops, and implements ultra-rugged handheld computing solutions for use in demanding environments where data integrity is paramount.  Radix has built a reputation for reliability and support and markets what are considered to be some of the most rugged, reliable, and easy-to-use handheld computers and portable printers in the world.  Its field proven products, which include handheld computers, printers, peripherals, and application software, are deployed in over 70 countries in a variety of critical applications.  Engineering and production operations for Radix are located in the Company’s 60,000 square foot production and headquarters facility in Olathe, Kansas, where a majority of Radix’s electronic subassemblies are manufactured by DCI.  Several satellite locations provide sales and technical support to its customers and business partners.

Radix sells its products and services to both private firms and government affiliated end users worldwide.  Radix utilizes both a direct sales force and a network of specialized business partners located throughout the world.  In many cases, Radix combines its hardware and software products with those of its business partners to create an integrated solution for its mutual customers.  Radix products can be found in utilities, law enforcement, transportation, logistics tracking, maintenance, and other critical applications in rugged environments.  The Radix reputation for supplying innovative, reliable, and easy-to-use products and its commitment to provide superior support has earned Radix many customers and business partners.

Radix handheld computers are designed to withstand the extreme environmental conditions found in our customers’ demanding applications.  Radix equipment is designed to exceed the industry’s highest specifications for shock, vibration, and environmental ruggedness.  Radix products operate throughout a wide temperature range, are completely waterproof and submersible, and are resistant to dust, oil and solvents.  To enhance customer productivity and facilitate training, Radix proprietary design keyboards can be customized for different languages and applications.  Based on Windows® CE.NET operating systems and high performance Intel XScale® architecture, Radix’s handheld devices make use of industry standard components that simplify application development.

Radix offers a comprehensive range of cutting edge peripheral equipment including printers,

scanners, and communications devices.  Radix manufactures a full line of bar code readers, radio frequency identification (RFID) scanners, and image capture devices, as well as magnetic stripe and smart card readers.  A wide range of communication options are supported including Ethernet, USB, Bluetooth®, WiFi, GSM/GPRS, and CDMA.  Since these are custom integrated devices designed by Radix, all of these options can be added without compromising the environmental durability of the equipment.  In addition to integrated peripherals, Radix can provide multiple accessories, including chargers, loaders, carrying cases, and vehicle mounts.

Radix also provides the Utility Management System (UMS), a complete meter reading solution designed to meet the unique requirements of the utility meter reading market.  Available in multiple languages, UMS is a highly configurable data capture application that provides advanced route management to hundreds of utilities worldwide.  UMS offers configurable file formats, custom handheld configuration, and professional reports and interfaces to most automatic meter reading (AMR) technologies, as well as existing billing systems.

Radix’s commitment to customers extends beyond the delivery and installation of our hardware.  Radix provides factory direct support to its customers and business partners through a customer service department staffed with highly experienced technical professionals.  Radix products are offered with comprehensive support and maintenance agreements to ensure that systems remain fully operational and deliver the expected benefits to its customers.  Radix has established several factory certified service centers outside North America to serve international customers.

Radix Corporation is believed to be an established leader in the specialized ultra-rugged handheld computing market.  Radix believes that the market for rugged mobile computing equipment is large and growing.  Radix is committed to developing and supplying the best products and services for the markets that demand secure mobile computing solutions for use in the harshest environments.  Radix remains committed to providing its customers with the most durable and reliable products backed up with the best service and support in the industry.

NTG.  NTG provides wireless, internet-based remote monitoring equipment and network data services for industrial monitoring applications. NTG’s strategy is to focus product and market development on industrial monitoring applications that require wide-area wireless networking technologies and proprietary field application hardware.  NTG provides various application specific remote monitoring units that are integrated with centralized data services that operate using the Company’s proprietary WatchdogCP Web Monitor software and data center.  In addition to initial equipment revenue, each remote monitor generates monthly network services revenue. NTG currently operates out of a portion of the Company’s 60,000 square foot production and headquarters facility located in Olathe, Kansas, where a majority of NTG’s electronic subassemblies are manufactured by DCI.  Sales at NTG are primarily conducted through, in-house direct marketing and sales efforts combined with independent sales representatives with expertise in the pipeline corrosion protection market and national and regional trade expositions. NTG currently sells its remote monitoring products and services throughout North America and select markets in the Middle East and South America.

The WatchdogCP Web Monitor is comprised of a variety of remote monitoring devices that use either the digital cellular network infrastructure or the Inmarsat-D satellite data transmission system to link into an internet-based back-end network and customer/user interface.  The remote devices, proprietary designs and technology pioneered by the Company monitor functions such as voltages, currents, temperatures, levels, and pressures, and allow control activity to take place at remote sites.  By utilizing the capacity, coverage, and capability of the existing cellular and satellite based wireless infrastructure, the WatchdogCP Web Monitor can receive data from and deliver information to remote devices.  When combined with its internet-based user interface, NTG’s customers can directly access and control a large population of field-deployed remote monitoring devices at an attractive cost.

NTG initially targeted the cathodic protection (“CP”) market for North American pipelines where numerous applications currently exist for our products and services.  The millions of miles of buried pipelines that carry gas, oil, water, and other products throughout North America corrode due to the interaction of the metals with underground moisture.  Pipeline operators constantly fight this natural corrosion process to protect their pipeline assets and comply with strictly enforced federal regulations that require corrosion protection, assessment, and monitoring.  Pipelines are generally protected with CP rectifiers deployed along the pipeline that establish a voltage between the pipeline and the surrounding soil to arrest corrosion activity.  Historically, pipeline organizations employ corrosion technicians who travel from site to site to verify the operation of CP systems.  There currently are vast numbers of CP-related sites in North America with thousands of additional sites being installed each year.  A small number of these sites are remotely monitored at the present time.  NTG feels that the availability of cellular and satellite digital data channels, and the low cost of sending periodic, by-exception data over the wireless infrastructure, is an ideal means to automate the monitoring and data collection tasks required by the pipeline CP industry.  Thousands of NTG remote monitors have been deployed in various applications and locations that provide recurring network services revenues to the Company.

During the past year, NTG has integrated globally compatible wireless communications techniques into its products, while using the same centralized, internet-centric network to provide network services from its data center in Olathe, Kansas and a secure off-site location.  NTG will continue to explore opportunities to both expand into additional markets and regions with its proprietary product lines and to design new products.  NTG will continue to focus product and market development on niche applications that leverage complete client solutions, wireless networking technologies, and proprietary field application hardware.

Competition

There are numerous domestic and foreign EMS providers with which DCI competes.  Many of these competitors are substantially larger than DCI, with greater financial, operating, manufacturing and marketing resources, including Flextronics International Ltd., Sanmina-SCI Corporation, and Celestica, Inc.  Many have broader geographic breadth, a broader range of services, and established overseas operations.  There are a limited number of LCD manufacturers located in the United States.  There are also numerous foreign manufacturers who export LCD products into DCI’s primary customer markets.  DCI’s ability to integrate custom LCDs and other specialized electronic interface technologies with electronic assemblies helps differentiate DCI from its competitors.  The Company’s management team believes that the principal competitive factors in target markets for DCI are product quality, reliability in meeting product delivery schedules, flexibility and timeliness in responding to design and schedule changes, pricing, and technological sophistication.  To remain competitive, DCI must provide technologically advanced manufacturing services, maintain quality levels, deliver finished products on a reliable basis, offer flexible delivery schedules, and compete effectively on total value.

There are many domestic and foreign manufacturers that compete with Radix in the rugged handheld computing markets.  Many of these competitors are substantially larger than Radix, with greater financial, operating, and marketing resources, including companies such as Motorola, Inc., Honeywell International, and Intermec, Inc.  Many have broader geographic breadth and offer a broader range of services.  Radix competes in the ultra-rugged segment of the overall mobile computing market, where Radix believes it enjoys certain competitive advantage that differentiates Radix from the larger competitors.  Radix management believes that significant competitive factors in our segment of the market include reliability, performance, support, and the ability to rapidly customize solutions.  There are also several smaller firms that participate in the ultra-rugged segment of the market.  The Company believes that Radix competes favorably with respect to these competitors.

While there are numerous competitors in the general remote monitoring market, some that are much larger than NTG, we participate in specialized industrial sectors of the market where NTG believes it has a significant portion of the market and possesses certain product technology advantages.  In the CP remote monitoring market, American Innovations, Ltd. is a direct competitor that is comparable to NTG in size.  There are also several smaller firms that participate in the CP remote monitoring market.  Management believes the significant competitive factors in our markets include reliability, features, performance, and price.  NTG believes that its current proprietary products and the WatchdogCP Web Monitor compete favorably with respect to these factors.

Sources and Availability of Raw Materials and Principal Suppliers

The raw materials used in the manufacture of the Company’s products are primarily electronic components and parts.  These components and parts are readily available from a number of sources in the United States and abroad.  From time to time, some components the Company uses have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers.  The Company attempts to actively manage its business in a way that minimizes its exposure to these potential shortages, but it may experience component shortages that could cause delays in shipments to customers, which could result in lower net sales and operating results.

In addition to manufacturing its own products, the Company has close working relationships with companies both in the United States and in some foreign countries to provide component assemblies and finished goods that are manufactured to the Company’s specifications. Although multiple suppliers are available for such items, if the Company were to lose one or more of the current suppliers, some delay and additional costs may be incurred while the Company obtains and qualifies alternative sources.

Patents, Trademarks and Licenses

The Company owns or licenses multiple patents dealing with control channel communication techniques over the cellular network and other communication concepts.  Some of these patents deal specifically with the CP market and have influence on the Company’s competitive status.  The Company intends to use these intellectual property assets to both protect its competitive position and to license certain technology.  The average remaining life of these patents is approximately 11 years.

The Company holds federal trademark registrations for marks used in the Company’s business as follows: ScadaNET, ScadaNET Network, CellularRTU, ConfigRTU, CPi, CellularRMU, RMUvi, and P2S.

Research and Development

DCI designs and manufactures custom products and assemblies for OEM customers on a contract basis and thus is not engaged in any independent, self-funded research and development programs.  Radix and NTG, respectively, develops proprietary mobile computing and remote monitoring products in addition to the design and manufacture of custom products and assemblies for OEM customers that are targeted at specific industry applications and involve electronic hardware and system software design.  Total research and development expenses for mobile computing and remote monitoring products were approximately $743,000 and $616,000 for the fiscal years 2009 and 2008, respectively.  The Company believes that its internal engineering resources combined with qualified third-party engineering consultants will be able to satisfy the current needs of its customer bases.

Effect of Governmental Regulations

The Company’s operations are subject to certain federal, state and local regulations concerning waste management and health and safety matters.  The Company believes that it operates in material compliance with all applicable requirements and do not anticipate any material expenditure in maintaining compliance.  New, modified, or more stringent requirements or enforcement policies could be adopted in the future that could result in material costs and liabilities that could adversely affect the business.

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

Dependence on One or a Few Major Customers

Sales to the Company’s five largest customers were 31% of total sales in fiscal 2009 with sales to one customer accounting for 12% of total sales.  Sales to the five largest customers in fiscal 2008 totaled 27% of total sales.  There was an increase in sales to the Company’s five largest customers in fiscal 2009 primarily as a result of the shipment of $2.6 million order of a newly developed configuration of its FW900 handheld computers to a transport and logistics company that operates the railways, ports and pipelines throughout South Africa.  The loss of one or more of these major customers would have a substantial impact on the Company’s business.  In order to minimize the impact the loss of any one customer might have on the business, the Company seeks to expand and diversify the customer base.  The Company is focusing its increased sales efforts on new market segments and is attempting to increase its market penetration across all geographic areas in the United States, Canada and selected international markets.  The new market segments include additional industrial controls and products, aerospace applications and medical devices.  The Company continues to add, develop and transition its internal sales force in an effort to effectively develop opportunities for new products in new markets.  The Company has, in the last few years, seen improved results from these efforts, as demonstrated by an expanding customer base and a smaller percentage of total sales to its top five customers.  Excluding the slight increase in sales to one major new customer in fiscal 2009 as well as the addition of another major new customer in fiscal 2007, the overall trend in sales and reliance on its top five customers has been declining.  Additional analysis of the last five fiscal years shows that the percentage of sales to the Company’s top five customers has been 31% in fiscal 2009, 27% in fiscal 2008, 51% in fiscal 2007, 39% in fiscal 2006 and 45% in fiscal 2005.

Total Number of Employees

At April 30, 2009, the Company had a total of 131 full time employees and 1 part-time employee.  None of the employees are represented by a labor organization or subject to a collective bargaining agreement.  The Company’s management team believes that its relationship with its employees is good.

Item 1A.  RISK FACTORS

Based on current and known information, the Company believes that the following identifies the most significant risk factors that could affect its business. However, the risks and uncertainties the Company faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that the Company currently believes to be immaterial, that could have material adverse effects on its financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

You should consider the following risk factors, in addition to other information presented or incorporated by reference into this Annual Report on Form 10-K in evaluating our business and your investment in the Company.

Current capital and credit market conditions may adversely affect the Company’s access to capital, cost of capital and business operations.

The general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected businesses access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States continue or become worse, the Company’s cost of debt and equity capital and the access to capital markets could be adversely affected.  Although the Company currently has access to approximately $2,000,000, pursuant to its line of credit agreement with a regional financial institution, this line of credit expires in August 2009.  The Company’s lender has granted one year extensions on the line of credit on identical terms in the past, but there can be no assurance that they will do so in the future, and if they do grant extensions, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to the Company.  To the extent that the Company’s lender fails to grant an extension of the line of credit or if the terms of any extension are more burdensome or costly, the Company’s operating results and financial condition could be materially adversely affected.

Delays in development, introduction and shipment of new products or services may result in a decline in sales.

The Company tailors specific technology solutions to its customer requirements wherever high quality, reliability, and innovation are essential.  Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products or services.  These problems could include:

•	technical problems in the development of new specific technology solutions;
•	inability to hire qualified personnel; and
•	delays or failures to perform by third parties involved in our development projects.

Delays in the development, completion and shipment of new products or services, or failure of customers to accept new products, may result in a decline in sales.

Dependence on key personnel

The Company’s continued success will depend to a significant extent on the continued services of its senior executives and other key employees, including certain technical and marketing personnel.  The competition for these individuals is significant; hence the loss of one or more of its key executives or employees (including if one or more of its officers or employees decided to join a competitor or otherwise compete directly or indirectly with the Company), could materially adversely affect its business, operating results, and financial condition.

Dependence on a small number of customers

The Company is dependent on a small number of original equipment manufacturer customers in its DCI business, and Radix relies on its business partners worldwide to create integrated solutions with its hardware and its business partner’s software products.  Accordingly, the Company is dependent on the continued growth, viability and financial stability of its largest OEM customers and business partners.  The Company generally does not obtain firm, long-term purchase commitments from its customers or business partners, and has often experienced reduced lead times in customer orders.  Customers and business partners may cancel their orders, change production quantities, and delay production for a number of reasons.  The Company’s business partners may experience delays in their software development which may delay delivery of Radix hardware products.  Uncertain economic conditions have resulted, and may continue to result, in some of the Company’s customers and business partners delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated.  Cancellations, reductions, or delays by a significant customer, business partner, or by a group of customers and business partners have harmed, and may continue to harm, the Company’s results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of its expenditures for inventory in preparation for customer and business partner orders and lower asset utilization resulting in lower gross margins.

Operating results may vary significantly from period to period.

The Company can experience fluctuations in its operating results from quarter to quarter and its results of operations for any one quarter are not necessarily indicative of results for any future periods.  Factors which may cause its quarterly operating results to fluctuate include:

•	increased competition
•	timing of new products introduced into the market
•	pricing changes by us or our competitors;
•	market acceptance or delays in the introduction of new products or services;
•	production constraints;
•	quality issues;
•	labor or material shortages;
•	the timing of significant orders;
•	the sales mix of products and services;
•	customers’ budgets;
•	adverse movements in interest rates or tax rates;
•	general economic conditions; and
•	cyclical nature of demand for customers’ products.

Pursuit of business acquisitions could impair the Company’s financial position and profitability.

The Company may pursue acquisitions of complementary technologies, product lines or businesses.  Future acquisitions may include risks, the occurrence of which could have a material adverse affect on the Company’s operating results and financial condition.  These risks include:

•	burdening management and its operating teams during the integration of the acquired entity or product line;
•	diverting management’s attention from other business concerns;
•	failing to successfully integrate the acquired products or business;
•	lack of acceptance of the acquired products by its sales channels or customers;
•	entering markets where management has no or limited prior experience;
•	potential loss of key employees of the acquired business;
•	the effect on the Company’s financial statements of the amortization of acquired intangible assets;
•	potential loss of customer base of acquired business;
•	the cost associated with acquisitions including the Company’s ability to secure capital to finance future acquisitions to the extent additional debt or equity is needed; and
•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Failure to comply with regulatory requirements may adversely affect the Company’s stock price and business.

As a public company, Elecsys is subject to numerous governmental and stock exchange requirements, with which management believes the Company is in compliance.  The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that the Company may fail to meet by the required deadlines or it may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which the Company is not yet required to comply as it is not an accelerated filer.  The Company assumes it will continue to have the status of a smaller reporting company based on the aggregate market value of the voting shares held as of October 31, 2008.  During the course of its testing management may identify deficiencies which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  The Company may also incur additional costs in order to comply with Section 404.  In addition, if management fails to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, management may not be able to conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for management to produce reliable financial reports and are important to help prevent financial fraud.  If management cannot provide reliable financial reports or prevent fraud, the Company’s business and operating results could be harmed, investors could lose confidence in the reported financial information, and the trading price of the Company’s stock could drop significantly.  Management’s failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of the Company’s stock impacting its stock’s liquidity, SEC enforcement actions, and securities claims and litigation.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  DESCRIPTION OF PROPERTY

In September 2006, we moved into our current facility located at 846 N. Mart-Way Court in Olathe, Kansas.  Each of our subsidiaries utilizes the facility’s 60,000 sq ft for their operations and administration.  We currently use approximately 50,000 sq ft for manufacturing operations, including our stockroom, LCD cleanroom and production, and production support.  The remaining approximately 10,000 sq ft is used for administration, engineering and marketing.  We believe that the current facility adequately supports our current and near term future operations.

We also lease approximately 5,600 sq ft of office space near Salt Lake City, Utah for sales offices and a customer support center.  In May 2009, we subleased this office space to another company for the remainder of the lease term.

Item 3.  LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation that is incidental to our business.  Currently there is no pending or outstanding litigation against the Company.  The Company is not aware of any proceedings pending or contemplated by a governmental authority.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2009.

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading

The Company’s common stock trades on the NASDAQ Stock Market under the symbol “ESYS”.

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for Elecsys common stock as reported by the NASDAQ Stock Market and the American Stock Exchange for the two preceding fiscal years.  The Company’s common stock started trading on the NASDAQ stock market on March 10, 2009.  No cash dividends were declared during the last two fiscal years.  As of April 30, 2009, the Company had approximately 550 stockholders of record.

Fiscal Year 2009	High	Low
First Quarter	$7.00	$5.51
Second Quarter	7.50	4.50
Third Quarter	5.40	4.00
Fourth Quarter	4.15	2.80
For the Year	$7.50	$2.80

Fiscal Year 2008	High	Low
First Quarter	$8.99	$5.63
Second Quarter	7.35	5.06
Third Quarter	8.22	4.90
Fourth Quarter	6.50	5.00
For the Year	$8.99	$4.90

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On August 14, 2008, the Company renewed its $6,000,000 operating line of credit.  This line of credit provides the Company and its subsidiaries with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on August 13, 2009.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the higher of the prime rate (3.25% at April 30, 2009) or 5.5%.  The loan agreement has various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

Results of Operations

The following table sets forth for the periods presented, certain statement of operations data (in thousands) of the Company:

	Years Ended
	April 30, 2009		April 30, 2008
Sales	$21,882	100.0%	$23,418	100.0%
Cost of products sold	13,651	62.4%	15,182	64.8%
Gross margin	8,231	37.6%	8,236	35.2%
Selling, general and administrative expenses	6,766	30.9%	6,526	27.9%
Operating income	1,465	6.7%	1,710	7.3%
Interest expense	(412)	(1.9%)	(491)	(2.1%)
Other income, net	2	0.0%	20	0.1%
Net income before taxes	1,055	4.8%	1,239	5.3%
Income tax expense	378	1.7%	551	2.4%
Net income	$677	3.1%	$688	2.9%
Net income per share - basic	$0.21		$0.21
Net income per share - diluted	$0.20		$0.20

Sales for the fiscal year ended April 30, 2009 were approximately $21,882,000, a decrease of $1,536,000, or 6.6%, from $23,418,000 for fiscal 2008.
DCI. Sales at DCI were approximately $16,244,000 in fiscal 2009, a decrease of $4,527,000, or 21.8%, from $20,771,000 from the prior year. The sales from the prior year included approximately $872,000 in sales to the former Radix Corporation.  External sales reported at DCI no longer include sales made to our Radix subsidiary after September 18, 2007.  Total sales to external customers were approximately $11,593,000 and $15,605,000 for fiscal 2009 and 2008, respectively.  The decrease in sales at DCI also was caused by lower bookings during the preceding quarters primarily as a result of the widespread economic recession.  Due to the severity of the recession and the reduced level of orders from our existing customers, we expect sales volumes to outside customers at DCI to decrease from their current levels during the next fiscal quarter.  With the addition of several new customers and the modest improvement in orders from existing customers that we have recently experienced, we expect increased sales in subsequent quarters of the 2010 fiscal year.  This expectation is based upon scheduled shipments to customers currently recorded in our backlog, combined with anticipated future bookings from additional sales and marketing investments made at DCI.
Radix. Sales at Radix totaled approximately $6,731,000 for fiscal 2009.  Revenues for the current period were primarily for sales of rugged hand held computer hardware and peripherals that totaled approximately $5,295,000.  Maintenance contract revenues and repairs were approximately $1,436,000 for fiscal 2009.   Radix sales for the previous year totaled approximately $3,249,000 and only included sales from the acquisition date of September 17, 2007.  Sales at Radix during the first quarter of the 2010 fiscal year are expected to be lower than the sales levels that were reported in the preceding quarter as well as the comparable period of the prior fiscal year 2009.  Based on current opportunities and the expected booking of rugged handheld solutions to customers during the first quarter of fiscal year 2010, we expect increased revenues for the subsequent quarters which we believe will raise total sales of Radix products and solutions above those recorded in fiscal year 2009.
NTG. Sales at NTG were $3,484,000 for fiscal 2009 a decrease of $208,000, or 5.6%, from $3,692,000 in sales during fiscal 2008.  Sales from the prior year included approximately $908,000 of upgrade kits to convert fielded analog units to the new digital standard in advance of the FCC’s phase-out of analog service in February 2008.  Revenues from upgrade kits in the current year totaled approximately $347,000.  Exclusive of these one-time sales of upgrade kits, revenue increased $353,000, or 12.7% from fiscal 2008 to fiscal 2009.  Sales at NTG are expected to growing over the next few quarters due to strong demand for our WatchdogCP products and our initiative to market our products internationally.

Total consolidated backlog at April 30, 2009 was approximately $3,067,000, a decrease of approximately $2,099,000, or 40.6%, from a total backlog of $5,166,000 on April 30, 2008 and a decrease of $904,000 from a total backlog of $3,971,000 on January 31, 2009.  The amount of total consolidated backlog at April 30, 2009, includes purchase orders in place from our customers at each of the three subsidiaries that are scheduled for shipment in future periods but excludes any intercompany purchase orders.  The following table presents total backlog by subsidiary for the periods ended April 30, 2009 and 2008 (in thousands):

	April 30, 2009	April 30, 2008
DCI, Inc.	$2,851	$4,469
NTG, Inc.	2	108
Radix Corporation	214	589

Total	$3,067	$5,166

Gross margin for fiscal 2009, was 37.6% of sales, or $8,231,000, compared to 35.2% of sales, or $8,236,000, for fiscal 2008.  The minimal change in gross margin dollars resulted from an increase in sales of NTG and Radix proprietary products and services, which generate slightly higher gross margins than DCI’s manufacturing services.
DCI.  DCI’s gross margin was approximately $4,805,000, or 29.6%, for fiscal 2009 compared to approximately $5,360,000, or 25.8%, for the prior year primarily as a result of product mix to its outside customers.
Radix. The gross margin at Radix for the year was approximately $2,056,000, or 30.6% of sales.  The gross margin for fiscal 2008 was $1,380,000, or 42.5% of sales, and only included the period from the acquisition date of September 17, 2008.  The change in Radix’s gross margin was the result of  higher margin product sales of handheld computers and maintenance services in the previous year as compared to the current year.  We anticipate Radix margins to range between 32% and 36% in future quarters.
NTG. The gross margin at NTG was approximately $1,370,000, or 39.3% of sales, for fiscal 2009 as compared to approximately $1,496,000, or 40.5%, for fiscal 2008.  The slight decrease in gross margin percentage at NTG was mainly due to product mix and the decrease in sales of higher margin upgrade kits sold in comparison to the prior year.
We expect that consolidated gross margins over the next few quarters will remain in the range of 33% to 38%.

Selling, general and administrative (“SG&A”) expenses increased $240,000, or 3.7%, to $6,766,000 in fiscal 2009 from $6,526,000 in fiscal 2008.  SG&A expenses were 30.9% of sales for fiscal 2009 as compared to 27.9% of sales for fiscal 2008.
DCI. SG&A expenses at DCI decreased $287,000 from the prior year to approximately $2,702,000 for fiscal 2009.  The decrease in DCI’s SG&A expenses included decreases in travel, external sales commissions, support engineering expenses, bad debt expenses, and other administration costs.
Radix. SG&A expenses at Radix were approximately $2,349,000 during fiscal 2009, which was the primary contributing factor to the overall increase in total SG&A expenses for the year.  SG&A expenses were $1,712,000 for fiscal 2008.  The approximate $637,000 increase was primarily due to the impact of a full fiscal year of expenses at Radix.  The Company acquired Radix midway through the comparable period of the prior year.  During the current fiscal year, Radix has intensified its engineering efforts with additional experienced personnel and has also enhanced its marketing expertise with more sales and marketing resources which has contributed to the overall increase in SG&A expenses.
NTG. SG&A expenses at NTG decreased $95,000 from $1,253,000 in the prior fiscal year.  The decrease was the result of lower engineering costs and a decrease in sales commissions to independent sales representatives slightly offset by higher personnel and personnel-related expenses.  The SG&A expenses at NTG are indicative of the current level of expenses required to support NTG’s sales, marketing and customer support efforts for the next several quarters.
Elecsys Corporation.  Corporate expenses were approximately $557,000 which was approximately $15,000 lower than for the previous fiscal year.  The decrease was a result of a reduction during the current year in consulting and recruiting expenses slightly offset by increases in public company expenses as compared to the previous fiscal year.
We anticipate that our SG&A expenses will continue at or near their present levels.  We will continue to invest in the growth at DCI and will intensify our investment in product development, marketing, and sales at both NTG and Radix.

Interest expense was $412,000 and $491,000 for fiscal 2009 and 2008, respectively.  This decrease of $79,000 was the direct result of the repayment of two long-term notes during the current period.  The asset-backed long-term note related to the Company’s acquisition of assets and assumption of certain liabilities of Radix International Corporation and the long-term mortgage secured by approximately 74,000 square feet of land adjacent to the Company’s production and headquarters in Olathe, Kansas, were paid in full at the end of December 2008.  Additionally, the average outstanding balance on the line of credit has been lower during fiscal 2009 as compared to the same period of the prior year.  The line of credit was utilized during the period to pay operating expenses, including accounts payable, income taxes and debt payments.  As of April 30, 2009, there was $4,000,000 outstanding on the line of credit and an additional $3,393,000 in outstanding long-term borrowings.   We plan to continue to utilize the operating line of credit over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our business continues to grow.

Income tax expense totaled approximately $378,000 and $551,000 for fiscal 2009 and 2008, respectively.  Income tax expense for fiscal 2009 was based on a 39% blended tax rate for both federal and state taxes and included certain state income tax adjustments, state income tax credits and the recognition of the domestic manufacturing deduction which resulted in an adjusted tax rate of 35.8% for the year.  The income tax rate for fiscal 2008 was 44.5% and included $97,000 of adjustments to income tax expenses due to the impact of FIN 48.  The Company adopted FASB Interpretation No. 48,

Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of the 2008 fiscal year.  FIN 48 requires that the Company recognize the financial statement benefit, or liability, of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognized an additional $97,000 of income tax liability for accrued income taxes, penalties and interest related to its tax positions.

As a result of the above, net income was $677,000, or $0.20 per diluted share, for fiscal 2009 as compared to net income of $688,000, or $0.20 per diluted share, as reported for fiscal 2008.

Impact of Inflation and Changing Prices

Inflation and the effect of changing prices over the past two fiscal years have had minimal impact on the Company’s financial position and its results of operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $229,000 to $128,000 as of April 30, 2009 compared to $357,000 at April 30, 2008.  This decrease was the result of cash used for new production equipment, principal payments on long-term debt, and cash provided by decreases in inventory and accounts receivable slightly offset by decreases in accounts payable and accrued expenses, including income taxes.

Operating activities.  Our consolidated working capital increased approximately $826,000 from $2,375,000 in consolidated working capital at the end of the 2008 fiscal year to $3,201,000 at the end of the 2009 fiscal year due to decreases in current liabilities as a result of payments for accounts payable and a reduction in accrued expenses.  Lower levels of current assets slightly offset the decrease in current liabilities and included a reduction in inventory and accounts receivable as a result of a decrease in consolidated sales in the last fiscal quarter.  Operating cash receipts during fiscal 2009 totaled over $22,960,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $22,315,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  The cash used in investing activities during fiscal 2009 totaled approximately $293,000.  Purchases of equipment were approximately $294,000 and cash received from the sale of equipment totaled $1,000.  During fiscal 2008, cash used in investing activities included purchases of equipment that totaled approximately $585,000.  Anticipated future purchases of equipment and cash used in investing activities is expected to be consistent with amounts expended in the most recent fiscal years.

Financing activities.  For fiscal 2009, total borrowings on our operating line of credit were $4,731,000 which were primarily used to finance the operations of DCI, Radix and NTG.  Payments on the line of credit and long-term debt were $5,353,000 for the fiscal year.  Also included in the

Company’s financing activities for the year was $41,000 of cash provided by the exercise of stock options.  For fiscal 2008, cash provided by financing activities totaled $2,573,000 and included the addition of a new $550,000 loan to meet financing obligations under the acquisition agreement with Radix International Corporation.  Also during the prior year period, total borrowings on our operating line of credit were $5,028,000 and payments on the operating line of credit were approximately $2,717,000.  As of April 30, 2009 the outstanding balance on the line of credit was  $4,000,000.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from the operations of our subsidiaries, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our currently anticipated working capital needs, our capital expenditures for the foreseeable future, and our scheduled debt repayments.

Off-balance Sheet Arrangements

Although the Company does not generally utilize off-balance sheet arrangements in its operations, it does enter into operating leases in the normal course of business.  The operating lease obligations are disclosed under “Contractual Obligations” and also in the Notes to Consolidated Financial Statements.

Contractual Obligations

The Company renewed its $6,000,000 operating line of credit on August 14, 2008.  The line of credit is secured by accounts receivable and inventory and is available for working capital.  It expires on August 13, 2009 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the prime rate (3.25% at April 30, 2009) and contains an interest rate floor of 5.5%.  The loan also contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

The following table summarizes our contractual obligations as of April 30, 2009 (in thousands):

		For Fiscal Years Ending April 30,
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual obligations:
Series A IRB Bonds (Building Debt)	$3,393	$121	$128	$134	$142	$150	$2,718
Interest payments	1,840	179	173	166	158	150	1,014
Operating leases	175	121	52	2	--	--	--
Total	$5,408	$421	$353	$302	$300	$300	$3,732

Other obligations:	Amount Available at April 30, 2009	Amount Owed at April 30, 2009	Expiration
Line of credit	$6,000,000	$4,000,000	August 13, 2009

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

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended April 30, 2009 and 2008.  This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof.  The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
	(In thousands, except per share data)
Sales	$5,564	$7,202	$5,032	$4,083
Gross margin	1,951	2,888	1,921	1,470
Operating income	296	871	226	71
Income (loss) before taxes	179	765	135	(25)
Net income (loss)	$109	$424	$213	$(70)
Net income (loss) per share – basic	$0.03	$0.13	$0.06	$(0.02)
Net income (loss) per share – diluted	$0.03	$0.12	$0.06	$(0.02)
Net cash (used in) provided by operating activities	$73	$1,725	$(729)	$(424)

	Three Months Ended
	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008
	(In thousands, except per share data)
Sales	$4,787	$5,602	$6,135	$6,894
Gross margin	1,515	1,796	2,402	2,523
Operating income	354	140	526	690
Income before taxes	266	16	390	567
Net income	$174	$10	$241	$263
Net income per share – basic	$0.05	$0.00	$0.07	$0.08
Net income per share – diluted	$0.05	$0.00	$0.07	$0.08
Net cash (used in) provided by operating activities	$(856)	$(1,253)	$(215)	$208

New Accounting Pronouncements

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

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow NTG, Radix and DCI, the Company’s dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operation and “Risk Factors” of this annual report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elecsys Corporation and Subsidiaries (the Company) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Elecsys Corporation and Subsidiaries’ internal control over financial reporting as of April 30, 2009 included in this Annual Report under the caption “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
July 21, 2009

Elecsys Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	April 30, 2009	April 30, 2008
ASSETS
Current assets:
Cash	$128	$357
Accounts receivable, less allowances of $162 and $303, respectively	2,673	3,757
Inventories	5,985	6,207
Prepaid expenses	44	75
Income tax refund claims receivable	105	--
Deferred taxes	798	781
Total current assets	9,733	11,177

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,504	3,490
	8,636	8,622
Accumulated depreciation	(2,512)	(2,249)
	6,124	6,373

Goodwill	1,414	1,544
Intangible assets, net	1,760	1,927
Other assets, net	73	77
Total assets	$19,104	$21,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,097	$2,051
Accrued expenses	1,279	2,042
Income taxes payable	--	564
Notes payable to bank	4,000	3,836
Current maturities of long-term debt	121	309
Total current liabilities	6,497	8,802

Deferred taxes	417	311
Long-term debt, less current maturities	3,272	3,870

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 sharesauthorized; none issued and outstanding	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,296,187 at April 30, 2009 and 3,285,437 at April 30, 2008	33	33
Additional paid-in capital	9,243	9,117
Accumulated deficit	(358)	(1,035)
Total stockholders' equity	8,918	8,115
Total liabilities and stockholders' equity	$19,104	$21,098

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2009	2008
Sales	$21,882	$23,418
Cost of products sold	13,651	15,182
Gross margin	8,231	8,236

Selling, general and administrative expenses	6,766	6,526

Operating income	1,465	1,710

Financial income (expense):
Interest expense	(412)	(491)
Other income, net	2	20
	(410)	(471)

Net income before income tax expense	1,055	1,239

Income tax expense	378	551

Net income	$677	$688

Net income per share information:
Basic	$0.21	$0.21
Diluted	$0.20	$0.20

Weighted average common shares outstanding:
Basic	3,292	3,285
Diluted	3,438	3,452

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2007	3,285	$33	$9,031	$(1,723)	$7,341
Net income	--	--	--	688	688
Share-based compensation expense	--	--	86	--	86
Balance at April 30, 2008	3,285	33	9,117	(1,035)	8,115
Net income	--	--	--	677	677
Exercise of stock options	11	--	41	--	41
Share-based compensation expense	--	--	85	--	85
Balance at April 30, 2009	3,296	$33	$9,243	$(358)	$8,918

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$677	$688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	85	86
Depreciation	528	537
Amortization	171	133
Provision for (recovery of) doubtful accounts	(97)	77
Loss on disposal of equipment	14	3
Deferred taxes	89	(15)
Changes in operating assets and liabilities, net of acquisition of assets and assumed liabilities:
Accounts receivable	1,179	(2,345)
Inventories	223	(907)
Income tax refund claims receivable	(105)	--
Accounts payable	(822)	(665)
Accrued expenses	(763)	(286)
Income taxes payable	(565)	564
Other, net	31	14
Net cash provided by (used in) operating activities	645	(2,116)

Cash Flows from Investing Activities:
Purchases of property and equipment	(294)	(585)
Proceeds from disposal of equipment	1	--
Goodwill increase related to acquisition costs	--	(6)
Acquisition of assets and assumed liabilities, net of cash acquired	--	(12)
Net cash (used in) investing activities	(293)	(603)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	41	--
Borrowings on long-term debt	--	550
Principal payments on long-term debt	(786)	(288)
Borrowings on notes payable to bank	4,731	5,028
Principal payments on notes payable to bank	(4,567)	(2,717)
Net cash (used in) provided by financing activities	(581)	2,573
Net (decrease) in cash	(229)	(146)
Cash at beginning of year	357	503
Cash at end of year	$128	$357

Elecsys Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2009	2008
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$415	$492
Cash paid during the period for income taxes	969	2

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Receivables	$(2)	$785
Inventories	--	614
Intangibles	--	1,705
Goodwill	(130)	1,456
Accounts payable	132	(666)
Accounts payable due to Elecsys Corporation	--	(2,262)
Accrued expenses	--	(1,620)
Total cash paid in acquisition, net of cash acquired	$--	$12

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Business
Elecsys Corporation tailors specific technology solutions for customers wherever high quality, reliability, and innovation are essential.  The Company provides electronic design and manufacturing services, custom liquid crystal displays (“LCDs”), ultra-rugged mobile computing devices, and wireless remote monitoring solutions to numerous industries worldwide.  The markets served include energy infrastructure, aerospace, transportation, logistics, law enforcement, safety, military, and other industrial product industries.  Elecsys operates its business through three wholly-owned subsidiaries, DCI, Inc. (“DCI”), Radix Corporation (“Radix”) and NTG, Inc. (“NTG”).

The Company’s sales are made to customers within the United States, but also include Canada and several other international markets.

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

Cash
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company has not experienced any losses due to this.

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

Total Company sales to the five largest customers were 31% of total sales in fiscal 2009 with sales to one customer accounting for 12% of total sales.  Sales to the five largest customers in fiscal 2008 totaled 27% of total sales.  The increase in sales to the Company’s five largest customers in fiscal 2009 is primarily the result of the shipment of $2.6 million order of a newly developed configuration of our FW900 handheld computers to a transport and logistics company that operates the railways, ports and pipelines throughout South Africa.  The loss of one or more of these major customers would have a material adverse effect on the Company’s business.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value due to their liquid nature (cash, accounts receivable, and accounts payable) and variable interest rates (for notes payable and long-term debt).

Shipping and Handling Costs
Shipping and handling costs that are billed to the Company’s customers are recognized as revenues in the period that the product is shipped.  Shipping and handling costs that are incurred by the Company are recognized as cost of sales in the period that the product is shipped.

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

Inventory Valuation
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from the customers.  Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon.  Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of the quarterly inventory write-down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.  The reserve balance is analyzed for adequacy along with the inventory review each quarter.  Inventories, net of reserves of approximately $377,000 and $251,000, at April 30, 2009 and 2008, respectively, are summarized by major classification as follows (in thousands):

	April 30,
	2009	2008
Raw materials	$4,762	$4,725
Work-in-process	646	959
Finished goods	577	523
	$5,985	$6,207

The Company has entered into supplier arrangements with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2009 and 2008, finished goods inventory of approximately $197,000 and $118,000, respectively, was directly related to those customer agreements.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years

Building and improvements	39
Equipment	3-8
Computers and software	3

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (April 30), and whenever an impairment indicator is identified. The Company performs its annual impairment test at year-end.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  The Company has concluded that no impairment existed as of April 30, 2009 or 2008.

Intangible assets
Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software.  Intangible assets are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Intangible Assets
Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets.  If the sum of the expected future cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  Management reviewed the intangible assets for impairment as of April 30, 2009 and 2008 and determined that no impairment existed.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is “more likely than not,” according to the criteria of SFAS 109, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expense charged to operations amounted to approximately $21,000 and $35,000 for the years ended April 30, 2009 and 2008, respectively.

Research and Development Costs
The Company expenses research and development costs as incurred.  Research and development expenses were approximately $743,000 and $616,000 for the years ended April 30, 2009 and 2008, respectively.

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

The purchase price was initially allocated based on the fair value of the assets acquired and, subsequent to the acquisition date, there have been additional purchase price adjustments leading to the following allocation for the assets purchased and liabilities assumed (in thousands):

Assets acquired:
Receivables	$783
Inventories	614
Goodwill	1,326
Intangibles (customer list, trade names/trade secrets, and technology)	1,705
4,428

Liabilities assumed:
Accounts payable to outside vendors	(534)
Accounts payable to DCI, Inc. (a subsidiary of Elecsys Corporation)	(2,262)
Accrued expenses	(1,620)
(4,416)
Cost of acquisition, net of cash acquired	$12

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

The following table sets forth the unaudited pro forma results of operations of the Company for the period ended April 30, 2008 as if the Company had acquired the assets and assumed certain liabilities of Radix International Corporation and subsidiary at the beginning of the period.  The pro forma information contains the actual operating results of the Company and Radix with the results prior to September 18, 2007, for Radix, adjusted to include pro forma impact of (i) the elimination of intercompany sales and gross margin in inventory as of the periods presented; (ii) additional interest expense associated with the financing arrangement entered into by the Company on September 25, 2007 in connection with the transaction; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; (iv) and an adjustment to income tax expense for the tax effect of the above adjustments.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the period or that may be obtained in the future (in thousands, except per share data).

	Year Ended April 30, 2008
	Reported	Pro forma adjustments	Pro forma
Sales	$23,418	$1,399	$24,817
Net income (loss)	688	(418)	270

Basic Earnings per share	$0.21		$0.08
Diluted Earnings per share	$0.20		$0.08

Total acquired intangible assets consist of the following (in thousands):

		April 30, 2009		April 30, 2008
Intangible Asset Description	Company	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	NTG	$352	$(155)	$352	$(120)
Customer relationships	NTG	90	(42)	90	(24)
Customer relationships	Radix	950	(106)	950	(42)
Trade name	Radix	530	(59)	530	(24)
Technology	Radix	225	(25)	225	(10)
		$2,147	$(387)	$2,147	$(220)

Amortization expense for the years ended April 30, 2009 and 2008, was approximately $167,000 and $129,000, respectively.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year	Amount
2010	$167
2011	167
2012	161
2013	149
2014	149

3.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of April 30, 2009, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri.  These credit agreements include an operating line of credit and long-term financing for the Company’s production and headquarters in Olathe, Kansas.  During fiscal year 2009, the Company completely paid off two additional loans which included an additional asset-backed long-term note related to the Company’s acquisition of assets and assumption of certain liabilities of Radix International Corporation and a long-term mortgage secured by approximately 74,000 square feet of land adjacent to the Company’s facility.

The Company has an operating line of credit that provides the Company and its subsidiaries with short-term financing for their working capital requirements.  On August 14, 2008, the Company and its financial institution renewed the $6,000,000 agreement.  The line of credit accrues interest at the prime rate (3.25% at April 30, 2009) and has an interest rate floor of 5.50%.  The line of credit is secured by accounts receivable and inventory and expires on August 13, 2009, and has a borrowing capacity calculated as a specified percentage of accounts receivable and inventory.  The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.  As of April 30, 2009 the Company is in compliance with all of the covenants.  There were $4,000,000 and $3,836,000 in borrowings outstanding on the credit facility as of April 30, 2009 and 2008, respectively.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	April 30,
	2009	2008
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of April 30, 2009), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,393	$3,508

Note payable with an adjustable interest rate of 7.94%, due in monthly principal and interest payments beginning December 15, 2006 through maturity on November 15, 2016, secured by real estate. This note was paid off in fiscal 2009.	--	217

Note payable with a fixed interest rate of 9.00%, due in monthly principal and interest payments beginning October 25, 2007 through maturity on September 25, 2010, secured by accounts receivable and inventory. This note was paid off in fiscal 2009.	--	454
	3,393	4,179

Less current maturities	121	309

Total long-term debt	$3,272	$3,870

The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2010	$121
2011	128
2012	134
2013	142
2014	150
Thereafter	2,718
$3,393

4.           SEGMENT REPORTING

The Company operates three reportable business segments:  DCI, Inc., NTG, Inc. and Radix Corporation.  DCI produces custom electronic assemblies which integrate a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provides repair services and engineering design services.  NTG designs, markets, and provides remote monitoring services.  The Company’s Radix subsidiary develops, designs and markets ultra-rugged handheld computers, peripherals and portable printers.  The following table presents business segment revenues, income (loss), and total assets for the years ended April 30, 2009 and 2008 (in thousands).

	Year Ended April 30, 2009
	DCI	NTG	Radix	Unallocated	Eliminations	Total
Sales:
External customers	$11,593	$3,484	$6,731	$74	$--	$21,882
Intersegment	4,651	--	--	--	(4,651)	--
Total sales	$16,244	$3,484	$6,731	$74	$(4,294)	$21,882

Depreciation and amortization expenses	$457	$89	$153	$--	$--	$699

Segment income (loss) before income tax expense	$1,192	$212	$(317)	$(485)	$453	$1,055

Capital expenditures	$219	$3	$73	$--	$--	$294

Goodwill and intangible assets	$--	$333	$2,841	$--	$--	$3,174

Total assets	$20,454	$994	$3,542	$5,163	$(11,049)	$19,104

	Year Ended April 30, 2008
	DCI	NTG	Radix	Unallocated	Eliminations	Total
Sales:
External customers	$16,477	$3,692	$3,249	$--	$--	$23,418
Intersegment	4,294	--	--	--	(4,294)	--
Total sales	$20,771	$3,692	$3,249	$--	$(4,294)	$23,418

Depreciation and amortization expenses	$492	$90	$88	$--	$--	$670

Segment income (loss) before income tax expense	$2,375	$244	$(358)	$(572)	$(450)	$1,239

Capital expenditures	$405	$10	$170	$--	$--	$585

Goodwill and intangible assets	$--	$387	$3,084	$--	$--	$3,471

Total assets	$20,476	$1,718	$5,717	$4,989	$(11,802)	$21,098

The following table reconciles total revenues to the products and services offered by the Company (in thousands).'
	Years Ended April 30,
	2009	2008
Products and services:
Electronic manufacturing services	$11,158	$16,102
Remote monitoring solutions	3,484	3,692
Rugged mobile computing	6,731	3,249
Engineering services	350	168
Other	159	207
Total sales	$21,882	$23,418

The Company had total export sales of approximately $6,238,000 and $2,765,000 for the years ended April 30, 2009 and 2008, respectively.

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2009	2008
Warranty reserve balance at beginning of period	$122	$85
Expense accrued	113	95
Warranty costs incurred	(113)	(58)
Warranty reserve balance at end of period	$122	$122

6.	OPERATING LEASES

The Company has a number of office equipment leases which will begin to expire in July 2009 through October 2012.  As a result of the Radix transaction, the Company entered into a three year lease for office space in Sandy, UT for approximately 5,400 square feet beginning October 1, 2007 through September 30, 2010.  Subsequent to April 20, 2009, the Company entered into an agreement with a company in Sandy, UT to sublease the office space for the remainder of the lease for approximately $8,000 per month.

Rent expense under all operating leases was approximately $123,000 and $143,000 for the years ended April 30, 2009 and 2008, respectively.  The following table presents the Company’s future obligations for minimum lease payments (in thousands):

Years Ended April 30,	Amount
2010	$121
2011	52
2012	2

7.           NET INCOME PER SHARE

The following table presents the components of the calculation of basic and diluted income per share (in thousands):

	Years Ended April 30,
	2009	2008
Numerator:
Net income	$677	$688

Denominator:
Weighted average common shares outstanding – basic	3,292	3,285
Effect of dilutive options outstanding	146	167
Weighted average common shares outstanding – diluted	3,438	3,452

8.           STOCK OPTIONS

At April 30, 2009, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  According to the terms of the Company’s 1991 stock option plan (the “Plan”) for which the Company originally reserved 675,000 shares of common stock.  Both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors pursuant to the Plan.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The Plan also provides for accelerated vesting if there is a change in control of the Company.  As of April 30, 2009, options to purchase approximately 320,750 shares were outstanding, of which 254,000 were vested and exercisable.

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

	Year Ended April 30,
	2009	2008
Risk-free interest rate	1.71% - 2.92%	2.93% - 4.85%
Expected life, in years	6	6
Expected volatility	35.10% - 37.96%	48.78% - 51.32%
Dividend yield	0.0%	0.0%
Forfeiture rate	5.00%	5.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised if the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.    In accordance with SFAS 123R, the Company will revise the Consolidated Statement of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows.  For the year ended April 30, 2009 and 2008, there were no exercises of stock options which triggered tax benefits.

At April 30, 2009, there was approximately $82,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.97 years.

The following table represents stock option activity for the years ended April 30, 2009 and 2008:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options at April 30, 2007	295,750	$2.16	5.93 Years
Granted	29,500	6.24	9.44 Years
Exercised	(500)	0.81	--
Forfeited	--	--	--
Outstanding options at April 30, 2008	324,750	$2.53	5.34 Years
Granted	36,750	6.33	9.18 Years
Exercised	(10,750)	3.87	--
Forfeited	(30,000)	5.84	--
Outstanding options at April 30, 2009	320,750	$2.62	4.62 Years

Outstanding exercisable at April 30, 2009	254,000	$1.90	3.62 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 26,750 at April 30, 2009.  The aggregate intrinsic value of options outstanding was approximately $451,000 and $1,275,000 as of April 30, 2009 and 2008, respectively.  The aggregate intrinsic value of options exercisable was approximately $451,000, and $1,112,000 at April 30, 2009 and 2008, respectively.  Total aggregate intrinsic value of options exercised during for the years ended April 20, 2009 and 2008 were approximately $4,000 and $3,000, respectively.  Compensation expense of $85,000 and $86,000 was recognized for the years ended April 30, 2009 and 2008, respectively.

During the year ended April 30, 2009, the Company granted 36,750 options.  These options had a weighted average grant date fair value of $2.35 per share.

The following table summarizes information about stock options outstanding at April 30, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2009	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable at April 30, 2009	Weighted-average exercise price
$0.81	95,500	2.98 years	$0.81	95,500	$0.81
$1.25 - $1.50	47,500	3.59 years	$1.25	47,500	$1.25
$2.13 - $2.25	51,000	0.76 years	$2.25	51,000	$2.25
$3.25 - $3.99	80,000	7.01 years	$3.70	56,667	$3.71
$4.94	5,000	8.81 years	$4.70	--	--
$5.85 - $5.90	20,000	8.85 years	$5.75	3,333	$5.87
$7.00 - $7.05	21,750	9.30 years	$7.03	--	--
$0.81 - $7.05	320,750	4.62 years	$2.62	254,000	$1.90

9.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at April 30, 2009 and 2008 are as follows (in thousands):

	Years Ended April 30,
	2009	2008
Deferred tax assets:
Current:
Alternative minimum tax and research and development credit carry forward	--	25
Accrued expenses	118	160
Inventories	642	480
Other	38	116
Total deferred tax assets	798	781

Deferred tax liabilities:
Property and equipment	(373)	(311)
Other	(44)	--
Total deferred tax liabilities	(417)	(311)

Net deferred tax asset	$381	$470

	Years Ended April 30,
	2009	2008
Current tax expense	$289	$566
Deferred tax expense (benefit)	89	(15)
	$378	$551

The income tax benefit differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30,
	2009	2008
Expense at federal statutory rate	$358	$434
Permanent tax differences	13	5
State tax , net of federal tax benefit	53	62
Additional tax credits and benefits generated in prior years	(40)	--
Other	(6)	50
	$378	$551

At April 30, 2009, the Company has no remaining net operating loss carryforwards.

Effective May 1, 2007, the Company adopted the Financial Accounting Standards Board

(“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.  As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority.

Included in the balance at April 30, 2008, the Company recognized an additional $97,000 of income tax expense, including $14,000 relating to penalties and interest, for potential state income tax liability in various states for tax years 2003 through the current fiscal year.  The potential state income tax liability is approximately $34,000 with an additional $14,000 accrued for penalties and interest. An additional $49,000 is reserved for the application of past net operating losses that were applied to a state income tax liability.  During fiscal 2009, the state income tax liability was reduced by $12,000 as a result of expiring statute of limitations.  At the adoption date of May 1, 2007 and as of April 30, 2008, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  As of April 30, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  A reconciliation of the total amounts of unrecognized tax benefits for the years ended April 30, 2009 and 2008 are presented below (in thousands):

	Years Ended April 30,
	2009	2008
Unrecognized tax benefits, beginning of period	$97	$--
Increases – tax positions taken in prior periods	--	97
Lapse of statute of limitations	(12)	--
Unrecognized tax benefits, end of period	$85	$97

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

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With a few exceptions, we are no longer subject to Internal Revenue Service (IRS), state or local income tax examinations by tax authorities for the years before 2004.  The Company is not currently under examination by any taxing jurisdiction.

10.           EMPLOYEE BENEFIT PLAN

The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service.  Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations.  On January 1, 2008 the Company amended the Plan to account for a change in the Company’s contribution on the employee’s behalf.  The Company now matches the employee’s first 1% contribution plus an additional 50% of each employee's contribution up to the next 5% to a maximum of 6% of the employee's annual compensation.  Participants in the plan may direct the Company’s contribution into mutual funds and money market funds.  Additionally, the Company may make discretionary contributions to the plan.  For the years ended April 30, 2009 and 2008, Company contributions to the plans amounted to approximately $160,000 and $119,000, respectively.

11.           SUBSEQUENT EVENT

On July 1, 2009, the Company announced that it had completed the acquisition of the assets and the assumption of certain liabilities of MBBS, S.A., of Cortaillod, Switzerland.  MBBS designs and produces radio frequency identification (RFID) solutions for harsh and extreme environments.  Its patented technology is characterized by its unique ability to reliably read and write electronic data through metal.  Custom-tailored traceability solutions have been deployed into multiple industries by MBBS for use in harsh operating environments over the past several years.  The transaction closed on June 30, 2009.  The Stock Purchase Agreement to acquire all of the capital stock of MBBS, announced on March 19, 2009, was renegotiated into the form of an Asset Purchase Agreement under substantially the same economic terms.

The Company acquired approximately $750,000 in tangible assets – including accounts receivable, inventory, and fixed assets, as well as all of the patents, intellectual property and intangible assets owned by MBBS – in exchange for 175,000 shares of Elecsys Corporation common stock that are not freely transferable.  Additional performance related consideration may be paid to MBBS over the next five years.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).     CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)           Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and is effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the assets of the Company;
ii.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that transactions are made only in accordance with the authorization of our management and directors; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized transactions that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring

Organizations of the Treadway Commission.  Based on this assessment using those criteria, management concluded that, as of April 30, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes in internal controls.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of the evaluation.

Item 9B.     OTHER INFORMATION

None.

Part III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed pursuant to this Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2009.

Item 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2009.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2009.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2009.

Part IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The list of exhibits following the signature page of this Annual Report on Form 10-K is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

Date: July 22, 2009	By:	/s/ Karl B. Gemperli
Karl B. Gemperli
President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Karl B. Gemperli	Date: July 22, 2009
Karl B. Gemperli
President, Chief Executive Officer and Director
Principal Executive Officer

/s/ Todd A. Daniels	Date: July 22, 2009
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

/s/ Robert D. Taylor	Date: July 22, 2009
Robert D. Taylor
Chairman of the Board of Directors

/s/ Stan Gegen	Date: July 22, 2009
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

(g)
Trust Indenture dated September 1, 2006 between the City of Olathe, Kansas, and UMB Bank, N.A. as Trustee attached as Exhibit 10.1 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(h)
Lease Agreement dated September 1, 2006 between the City of Olathe, Kansas, and DCI Holdings FAE, LLC attached as Exhibit 10.2 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(i)
Guaranty Agreement dated September 1, 2006 among DCI, Inc., Elecsys Corporation, and NTG, Inc., and UMB Bank, N.A. as Trustee attached as Exhibit 10.3 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(j)
Bond Pledge Agreement dated September 1, 2006 between DCI, Inc. and Bank Midwest, N.A. attached as Exhibit 10.4 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(k)
Promissory Note dated November 15, 2006 between DCI, Inc. and Bank Midwest, N.A. attached as Exhibit 10.7 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(l)
Commercial Guaranty dated November 15, 2006 between DCI, Inc. and Bank Midwest, N.A. and Elecsys Corporation attached as Exhibit 10.8 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(m)
Commercial Guaranty dated November 15, 2006 between DCI, Inc. and Bank Midwest, N.A. and NTG, Inc. attached as Exhibit 10.9 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(n)
Mortgage dated November 15, 2006 between DCI, Inc. and Bank Midwest, N.A. attached as Exhibit 10.10 of the Company’s Form 10-QSB filed December 11, 2006 with the Securities and Exchange Commission, is incorporated herein by reference.

(o)
Business Loan Agreement (Asset Based) dated August 15, 2007 between Elecsys Corporation and Bank Midwest, N.A. attached as Exhibit 10.1 of the Company’s Form 10-QSB filed September 10, 2007 with the Securities and Exchange Commission, is incorporated herein by reference.

(p)
Change in terms Agreement dated August 15, 2007 between Elecsys Corporation and Bank Midwest, N.A. attached as Exhibit 10.2 of the Company’s Form 10-QSB filed September 10, 2007 with the Securities and Exchange Commission, is incorporated herein by reference.

(q)	Promissory Note dated September 25, 2007 between Elecsys Corporation and Bank Midwest, N.A. attached Exhibit 10.1 of the Company’s Form 10-QSB filed December 21, 2007 with the Securities and Exchange Commission, is incorporated herein by reference.

(r)
Asset Purchase Agreement dated August 31, 2007 between ER Acquisition Corporation and Radix International Corporation attached as Exhibit 99.1 of the Company’s Form 8-K/A filed December 17, 2007 with the Securities and Exchange Commission, is incorporated herein by reference.

(s)
Waiver relating to Business Loan Agreement between Elecsys Corporation and Bank Midwest, N.A. attached as Exhibit 10.1 of the Company’s Form 10-QSB filed March 10, 2008 with the Securities and Exchange Commission, is incorporated herein by reference.

(t)
Asset Purchase Agreement dated June 30, 2009 between Elecsys International Corporation and MBBS S.A. attached as Exhibit 99.2 of the Company’s Form 8-K filed July 1, 2009 with the Securities and Exchange Commission, is incorporated herein by reference.

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