Form 10-Q
period 2009-07-31
ELECSYS CORP
filed 2009-09-08
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
for the quarterly period ended   July 31, 2009.

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________.

Commission File Number  0-22760

ELECSYS CORPORATION
(Exact name of Registrant as Specified in its Charter)

Kansas	48-1099142
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

846 N. Mart-Way Court Olathe, Kansas	66061
(Address of principal executive offices)	(Zip Code)

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
Yes [X]                      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,471,187 shares outstanding as of September 4, 2009.

ELECSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
Quarter Ended July 31, 2009

Signatures	35

Exhibit Index	36

PART I – FINANCIAL STATEMENTS

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	July 31, 2009	July 31, 2008
Sales	$3,619	$5,564
Cost of products sold	2,489	3,613
Gross margin	1,130	1,951

Selling, general and administrative expenses	1,654	1,655

Operating income (loss)	(524)	296

Financial income (expense):
Interest expense	(112)	(117)
Other income (loss), net	(1)	--
	(113)	(117)

Income (loss) before income taxes	(637)	179

Income tax expense (benefit)	(241)	70

Net (loss) income	$(396)	$109

Net income (loss) per share information:
Basic	$(0.12)	$0.03
Diluted	$(0.12)	$0.03

Weighted average common shares outstanding:
Basic	3,357	3,287
Diluted	3,357	3,458

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	July 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$569	$128
Accounts receivable, less allowances of $340 and $162, respectively	1,713	2,673
Inventories, net	5,842	5,985
Prepaid expenses	110	44
Income tax refund claims receivable	105	105
Deferred taxes	1,017	798
Total current assets	9,356	9,733

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,589	3,504
	8,721	8,636
Accumulated depreciation	(2,630)	(2,512)
	6,091	6,124

Goodwill	1,414	1,414
Intangible assets, net	1,975	1,760
Other assets, net	73	73
Total assets	$18,909	$19,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$740	$1,097
Accrued expenses	1,361	1,279
Note payable to bank	3,900	4,000
Current maturities of long-term debt	123	121
Total current liabilities	6,124	6,497

Deferred taxes	395	417
Long-term debt, less current maturities	3,241	3,272

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,471,187 at July 31, 2009 and 3,296,187 at April 30, 2009	35	33
Additional paid-in capital	9,868	9,243
Accumulated deficit	(754)	(358)
Total stockholders' equity	9,149	8,918

Total liabilities and stockholders' equity	$18,909	$19,104
See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2008	3,285	$33	$9,117	$(1,035)	$8,115
Net income	--	--	--	677	677
Exercise of stock options	11	--	41	--	41
Share-based compensation expense	--	--	85	--	85
Balance at April 30, 2009	3,296	33	9,243	(358)	8,918
Net loss	--	--	--	(396)	(396)
Issuance of stock for acquisition	175	2	609	--	611
Share-based compensation expense	--	--	16	--	16
Balance at July 31, 2009 (unaudited)	3,471	$35	$9,868	$(754)	$9,149

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended July 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(396)	$109
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	16	17
Depreciation	126	137
Amortization	42	43
Provision for doubtful accounts	18	9
Deferred income taxes	(241)	5
Changes in operating assets and liabilities, net of acquisition assets and assumed liabilities:
Accounts receivable	984	616
Inventories	437	103
Accounts payable	(395)	(649)
Accrued expenses	20	33
Income taxes payable	--	(311)
Other	(30)	(39)
Net cash provided by operating activities	581	73

Cash Flows from Investing Activities:
Purchases of property and equipment	(11)	(18)
Change in goodwill for purchase price adjustments	--	52
Net cash (used in) provided by investing activities	(11)	34

Cash Flows from Financing Activities:
Borrowings on note payable to bank	--	1,267
Principal payments on note payable to bank	(100)	(1,380)
Proceeds from exercise of stock options	--	25
Principal payments on long-term debt	(29)	(75)
Net cash (used in) financing activities	(129)	(163)
Net increase (decrease) in cash and cash equivalents	441	(56)
Cash and cash equivalents at beginning of period	128	357
Cash and cash equivalents at end of period	$569	$301

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$101	$116
Cash paid during the period for income taxes	--	376

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended July 31,
	2009	2008
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Accounts receivable	$42	$--
Inventories	294	--
Other assets	36	--
Equipment	82	--
Intangibles	257	--
Accounts payable	(38)	--
Accrued expenses	(62)	--
Common stock issued for acquisition	(611)	--
Total cash paid in acquisition	$--	$--

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 31, 2009
(Unaudited)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (the “Company”) develops custom engineered technology solutions for critical industries wherever high quality, reliability, and innovation are essential.  The Company provides electronic design and manufacturing services (EDMS), custom liquid crystal displays (LCDs), and dependable custom configured solutions that integrate wireless remote monitoring, ultra-rugged mobile computing, and radio frequency identification (RFID) technologies to numerous industries worldwide.  Markets served include energy infrastructure, aerospace, transportation, logistics, agriculture, law enforcement, safety, military, medical and other critical industries.  The Company markets and supports certain proprietary technology and products under its DCI, Radix, NTG, and MBBS brand names.

On May 1, 2009, the Company’s two proprietary product subsidiaries, NTG, Inc. and Radix Corporation, merged with its EDMS subsidiary, DCI, Inc.  DCI was renamed Elecsys International Corporation and operates under the Elecsys Corporation name.  The merger resulted in the successful integration of the engineering, production, service, and business development functions of all three organizations and improves collective efficiency while leveraging the strengths of the individual companies into a single operating subsidiary.  Elecsys continues to market its products and services under its various established brand names.

The Company’s sales are made to customers within the United States and several other international markets with an overall increase in international sales over the last several years.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income
The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Fair Value of Financial Instruments
The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, the line of credit and current portion of long-term debt,

are at approximate fair value because of the short-term nature of these items.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP, establishes guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  FASB Staff Position No. SFAS 157-2 was issued in February 2008.  SFAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The Company adopted SFAS 157 effective May 1, 2009.  The adoption of SFAS 157 did not result in a material impact to the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company adopted SFAS 160 effective on May 1, 2009.   The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations.  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R was effective for the Company as of May 1, 2009.

In July 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  All accounting literature not included in the Codification will be non-authoritative.  The adoption of SFAS 168 will not impact the Company’s financial statements or its results of operations.

Revenue Recognition
The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, remote monitoring equipment and ultra-rugged handheld computers and peripherals.  The Company also derives revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer after they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month after the services or maintenance periods are completed.  For customers that utilize the Company’s engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed.  The Company requires its customers to provide a binding purchase order to verify the manufacturing services to be provided.  Typically, the Company does not have any post-shipment obligations that would include customer acceptance requirements.  The Company does provide training and installation services to its customers and those services are billed and the revenue recognized at the end of the month after the services are completed.  Revenue recognized is net of sales taxes remitted to the government.

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

Warranty Reserve
The Company has established a warranty reserve for rework, product warranties and customer refunds.  The Company provides a limited warranty for a period of one year from the date of receipt of products by customers and the Company offers extended warranties for additional purchase by its customers.  The standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues.  The product warranty liability reflects management’s best estimate of probable liability under the product warranties.

Shipping and Handling Costs
Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped.  Shipping and handling costs that are incurred by the Company are recognized as cost of sales in the period that the product is shipped.

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-K for the year ended April 30, 2009.

3.           ACQUISITION

On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. of Cortaillod, Switzerland for 175,000 shares of the Company’s common stock.  The Company made the strategic decision to grow through expansion into the specialized niche of rugged radio frequency identification (RFID) technology.  The Company acquired approximately $450,000 in tangible assets, including accounts receivable, inventory and equipment.  The Company also acquired all of the intellectual property and intangible assets owned by MBBS S.A.   The Company incurred acquisition costs of approximately $47,000 which has been expensed as incurred.  The transaction also includes performance related contingent consideration based on the annual revenues of the acquired product line over the next five years.  The total performance related contingency is limited to approximately 800,000 shares of the Company’s common stock and is subject to certain conditions that may impact the total amount to be paid.

The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been initially allocated based on the fair value of the identifiable assets acquired and liabilities assumed, and, subsequent to the acquisition date, there will likely be additional purchase price adjustments.  The initial allocation of the purchase price for the identifiable assets purchased and liabilities assumed is as follows (in thousands):
Assets acquired:	Amounts
Accounts receivable	$42
Inventories	294
Other assets	36
Equipment	82
Intangibles	257
711
Liabilities assumed:
Accounts payable	(38)
Accrued expenses	(62)
(100)
Cost of acquisition	$611

The purchase price in excess of the fair value of the tangible assets acquired has initially been allocated to intangibles on a preliminary basis.  The Company has engaged an independent third party valuation expert to assist in the determination of the fair value of the various specific separately identifiable intangibles.  This may include product designs and technology, tooling and software, customer lists, and patents.  The useful lives of these intangible assets will be determined by the third party valuation expert and will be appropriately amortized over their useful lives.  The valuation report is expected to be completed during the fiscal second or third quarter.  Any amount that is allocated to goodwill after the purchase price has been allocated is expected to be deductible for tax purposes.  The Company does not track assets by segments so goodwill and intangibles are not assigned to a specific segment.  The Company has not yet completed its assessment of the estimated amount of contingent consideration to be paid related to this acquisition. The assessment is expected to be completed during the fiscal second or third quarter.  Due to this, no amount for contingent consideration is recognized at July 31, 2009.

4.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

	July 31, 2009		April 30, 2009
Intangible Asset Description	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	$352	$(164)	$352	$(155)
Customer relationships	1,040	(168)	1,040	(148)
Trade name	530	(68)	530	(59)
Technology	225	(29)	225	(25)
Unspecified intangibles	257	--	--	--
	$2,404	$(429)	$2,147	$(387)

Amortization expense for the three-month periods ended July 31, 2009 and 2008 was approximately $42,000 and $43,000, respectively.

Estimated amortization expense for the next five fiscal years ending April 30 and including the estimated amortization of the unspecified MBBS intangible assets amortized over an estimated 5 year useful life is as follows (in thousands):

Year	Amounts
2010	$163
2011	218
2012	212
2013	200
2014	200

There were no changes in the carrying amount of the Company’s goodwill which totaled $1,414,000 for the three-month period ended July 31, 2009 and the fiscal year ended April 30, 2009.

5.           INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $382,000 and $377,000, for the periods ended July 31, 2009 and April 30, 2009, respectively, are summarized by major classification as follows (in thousands):

	July 31, 2009	April 30, 2009
Raw material	$3,435	$4,762
Work-in-process	571	646
Finished goods	1,836	577
	$5,842	$5,985

A majority of the change between raw material and finished goods during the three-month period ended was the result of an evaluation of the inventory during the consolidation of the Company’s subsidiaries which led to the reclassification of some subassemblies and other manufactured products from raw materials to finished goods.

6.           STOCK OPTION PLAN

At July 31, 2009, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  According to the terms of the Company’s 1991 stock option plan (the “Plan”) for which the Company originally reserved 675,000 shares of its common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The Plan also provides for accelerated vesting if there is a change in control of the Company.  As of July 31, 2009, options to purchase approximately 310,750 shares of common stock were outstanding of which 280,667 are vested and exercisable.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended July 31, 2009 and 2008.

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008
Risk-free interest rate	3.14%	1.71%
Expected life, in years	6	6
Expected volatility	75.32%	37.96%
Dividend yield	0.0%	0.0%
Forfeiture rate	8.10%	5.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three-month periods ended July 31, 2009 and 2008, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

At July 31, 2009, there was approximately $51,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.39 years.

The following table represents stock option activity for the three-month period ended July 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2009	320,750	$2.53	4.62 Years
Granted	--	--
Exercised	--	--
Forfeited	10,000	5.70
Outstanding options at July 31, 2009	310,750	$2.52	4.09 Years

Outstanding exercisable at July 31, 2009	280,667	$2.09	3.57 Years

Shares of common stock available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 36,750 at July 31, 2009.  At July 31, 2009 the aggregate intrinsic value of options outstanding was approximately $461,000, and the aggregate intrinsic value of options exercisable was approximately $461,000.  The Company recognized share-based compensation expense of $16,000 and $17,000 for the three-month periods ended July 31, 2009 and 2008, respectively.  There were no options granted in the three-month period ended July 31, 2009.

The following table summarizes information about stock options outstanding at July 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 30, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2009	Weighted- Average Exercise Price
$0.81	95,500	2.75 years	$0.81	95,500	$0.81
$1.25 - $1.50	47,500	3.31 years	$1.25	47,500	$1.25
$2.13 - $2.25	51,000	0.51 years	$2.25	51,000	$2.25
$3.25 - $3.99	80,000	6.71 years	$3.70	80,000	$3.70
$4.70	5,000	9.17 years	$4.70	--	--
$5.63 - $5.90	10,000	8.44 years	$5.80	6,667	$5.75
$7.00 - $7.05	21,750	9.05 years	$7.03	--	--
$0.81 - $7.30	310,750	4.09 years	$2.52	280,667	$2.09

7.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	July 31, 2009	July 31, 2008
Numerator:
Net (loss) income	$(396)	$109

Denominator:
Weighted average common shares outstanding - basic	3,357	3,287
Effect of dilutive options outstanding	--	171
Weighted average common shares outstanding - diluted	3,357	3,458

Options to purchase 310,750 shares of common stock as of July 31, 2009 were anti-dilutive and therefore were not included in the computation of diluted earnings per share for the three-month period ended July 31, 2009.

8.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of July 31, 2009, the Company had multiple credit agreements with a regional lender based in Kansas City, Missouri.  These credit agreements include an operating line of credit and long-term financing for the Company’s production and headquarters facility in Olathe, Kansas.

As of July 31, 2009, the Company had a $6,000,000 operating line of credit that provided the Company and its subsidiary with short-term financing for their working capital requirements.  On August 13, 2009, the Company and its financial institution renewed that agreement.  The new $5,000,000 line of credit accrues interest at the lower of the prime rate (3.25% at August 13, 2009) or an interest rate floor of 5.50%.  The line of credit is secured by accounts receivable and inventory, expires on February 13, 2010, and has a borrowing capacity calculated as a specified percentage of accounts receivable and inventory.  The line of credit contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.  As of July 31, 2009, and under the new line of credit agreement, the Company was in violation of its maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company received a waiver of the covenant from its financial institution for the period ended July 31, 2009.  There were $3,900,000 and $4,000,000 in borrowings outstanding on the credit facility as of July 31, 2009 and April 30, 2009, respectively.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	July 31, 2009	April 30, 2009
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of July 31, 2009), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,364	$3,393

Less current maturities	123	121

Total long-term debt	$3,241	$3,272

The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2010	$92
2011	128
2012	134
2013	142
2014	150
Thereafter	2,718
$3,364

9.           SEGMENT REPORTING

Prior to May 1, 2009 the Company operated three reportable business segments:  DCI, Inc., NTG, Inc. and Radix Corporation.  DCI produced custom electronic assemblies which integrated a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provided repair services and engineering design services.  NTG designed, marketed, and provided remote monitoring services.  Radix developed, designed, and marketed ultra-rugged handheld computers, peripherals and portable printers.  Effective May 1, 2009, the Company reorganized its operating subsidiaries by merging NTG and Radix, with DCI.  DCI was renamed Elecsys International Corporation.  The intent of the reorganization was the ability to leverage the operations, business development and engineering functions for greater efficiency and cost management.  The Company now measures the sales and gross margins of two primary business segments, Electronic Design and Manufacturing Services (“EDMS”) and Proprietary Products (“Proprietary”).   The EDMS business segment consists primarily of the product lines and services which DCI produced, including custom electronic assemblies, engineering services, customer liquid crystal displays and other interface technologies.  The Proprietary business segment is made up of the former NTG and Radix products and services and includes remote monitoring hardware and messaging services in addition to ultra-rugged hand held computers, peripherals and maintenance contract revenues.  The Company’s remaining activities are presented as unallocated and include corporate level expenses and corporate management fee revenue that are performed in a centralized environment and are not attributable to a particular business segment.  These activities are reported in the reconciliation of the segment totals as “Other” items.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.  The information presented for the three-month period ended July 31, 2008 has been restated for comparable purposes.

	Three Months Ended July 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$2,024	$1,406	$189	$3,619

Segment gross margin	$373	$637	$120	$1,130

	Three Months Ended July 31, 2008
	EDMS	Proprietary	Unallocated	Total

Total sales	$3,319	$2,245	$ --	$5,564

Segment gross margin	$1,221	$730	$ --	$1,951

The following table reconciles total revenues to the products and services offered by the Company (in thousands).
	July 31, 2009	July 31, 2008
Products and services:
Electronic manufacturing services	$1,958	$3,165
Remote monitoring solutions	648	781
Rugged mobile computing	758	1,464
Engineering services	66	79
Other	189	75
Total sales	$3,619	$5,564

10.           WARRANTY

The Company provides a limited warranty for a period of one year from the date of a customer’s receipt of its products but will also provide an extended warranty for additional purchase price to the customer.  The Company’s standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The Company’s product warranty liability reflects management’s best estimate of probable liability under product warranties.  Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Three Months Ended
	July 31, 2009	July 31, 2008
Warranty reserve balance at beginning of period	$122	$122
Expense accrued	16	16
Warranty costs incurred	(80)	(29)
Warranty reserve balance at end of period	$58	$109

11.           SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events up to and including September 8, 2009, which is the date the financial statements were available.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
 Results of Operation.

Overview

Elecsys Corporation develops custom engineered technology solutions for critical industries wherever high quality, reliability, and innovation are essential.  Elecsys provides electronic design and manufacturing services (EDMS), custom liquid crystal displays (LCDs), and dependable custom configured solutions that integrate wireless remote monitoring, ultra-rugged mobile computing, and radio frequency identification (RFID) technologies to numerous industries worldwide.  Primary markets served include energy infrastructure, aerospace, transportation, logistics, agriculture, law enforcement, safety, military, medical and other critical industries.  Elecsys markets and supports certain proprietary technology and products under its DCI, Radix, NTG, and MBBS brand names.

On May 1, 2009, the Company’s two proprietary product subsidiaries, NTG, Inc. and Radix Corporation, merged with its EDMS subsidiary, DCI, Inc.  The resulting subsidiary was renamed Elecsys International Corporation.  The merger resulted in the successful integration of the engineering, production, service, and business development functions of all three organizations and improves collective efficiency while leveraging the strengths of the individual companies into a single operating subsidiary.  The Company continues to market its products and services under its various established brand names.

On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. (“MBBS”) of Cortaillod, Switzerland.  MBBS designs and produces radio frequency identification (RFID) solutions for harsh and extreme environments.  The original Stock Purchase Agreement to acquire all of the capital stock of MBBS, announced on March 19, 2009, was renegotiated into the form of an Asset Purchase Agreement under substantially the same economic terms.  The Company acquired approximately $450,000 in tangible assets, including accounts receivable, inventory and equipment, as well as all of the patents, intellectual property and intangible assets owned by MBBS, in exchange for 175,000 shares of the Company’s common stock that are not freely transferable.  The fair value of the 175,000 shares of common stock was $611,000 on June 30, 2009.  Additional performance related consideration may be paid to MBBS over the next five years.  The total performance related contingency is limited to approximately 800,000 shares of the Company’s common stock and is subject to certain conditions that may impact the total amount to be paid.

On August 13, 2009, the Company renewed its operating line of credit.  This new $5,000,000 line of credit provides the Company and its subsidiaries with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on February 13, 2010.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the lower of the prime rate (3.25% at August 14, 2008) or an interest rate floor of 5.5%.  The loan agreement has various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

Results of Operations

Three Months Ended July 31, 2009 Compared With Three Months Ended July 31, 2008.

The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

	Three Months Ended
	July 31, 2009		July 31, 2008
Sales	$3,619	100.0%	$5,564	100.0%
Cost of products sold	2,489	68.8%	3,613	64.9%
Gross margin	1,130	31.2%	1,951	35.1%
Selling, general and administrative expenses	1,654	45.7%	1,655	29.8%
Operating income (loss)	(524)	(14.5)%	296	5.3%
Interest expense	(112)	(3.1%)	(117)	(2.1%)
Other income, net	(1)	0.0%	--	0.0%
Income (loss) before income taxes	(637)	(17.6)%	179	3.2%
Income tax expense (benefit)	(241)	6.7%	70	1.3%
Net income (loss)	$(396)	(10.9)%	$109	1.9%
Net income (loss) per share – basic	$(0.12)		$0.03
Net income (loss) per share – diluted	$(0.12)		$0.03

Sales for the three months ended July 31, 2009 were approximately $3,619,000, a decrease of $1,945,000, or 35.0%, from $5,564,000 for the comparable period of fiscal 2009.
Sales for the EDMS segment were approximately $2,024,000, a decrease of $1,295,000, or 39.0%, from $3,319,000 in the prior year period.  The decrease in sales to outside customers was a result of lower bookings during the preceding quarters as we continued to experience reduced demand from our customers.  Due to lingering effects of the weakened economy, the resulting cautious order patterns from our long-time customers and delays in bookings from new customers, we expect sales volumes for EDMS to remain steady during the next fiscal quarter.  With the addition of several new customers and the transition of several projects from our design group into production, in addition to the improvement in orders from existing customers that we have experienced during the first fiscal quarter, we expect increased sales in the second half of the fiscal year as compared to both the comparable period of the prior fiscal year and the first half of the current fiscal year.

Sales of our proprietary products and services were $1,406,000 for the three-month period ended July 31, 2009, which was an $839,000, or 37.4%, decrease from sales of $2,245,000 in the prior year period.
Sales of our Radix rugged hand held computer hardware, peripherals and related services, including maintenance contract revenues, were approximately $758,000, a decrease of $706,000, or 48.2%, from the prior year period.  The decrease in sales resulted from both the general economic conditions that have affected the majority of the hand held computer customers and delays in the delivery of our newest generation of the Radix ultra rugged hand held computer, the model FW950.  We expect that sales of the new FW950 will begin during the second fiscal quarter of this year and should contribute to an increase in sales as compared to the current period.  Sales of Radix products and services are expected to show modest increases over the second half of the fiscal year as compared to the comparable period of the prior fiscal year.
Sales of our NTG remote monitoring equipment and related services were approximately $648,000 for the three-month period ended July 31, 2009, which was a decrease of $133,000, or 17.0% from the three-month period ended July 31, 2008.  The decrease in sales of remote monitoring equipment was primarily the result of fewer customer orders received during both the previous quarter and the recently completed fiscal quarter.  Sales of remote monitoring equipment are expected to increase over the next few quarters as compared to the recently completed fiscal quarter as a result of continued strong demand for our WatchdogCP products, the introduction of new products into the marketplace, as well as our expansion into new geographic markets.
Minimal sales were recorded for the MBBS product line for the period since the majority of the acquired assets were being transferred from Switzerland to our Kansas facility between the close of the transaction and the end of the quarter.  With the management agreement signed with MBBS, the Company realized approximately $104,000 of management fees to offset its direct expenses during the three-month period ended July 31, 2009.  The management consulting contract engaged us to manage and perform consulting services for MBBS during the period between the original announcement of the Stock Purchase Agreement on March 19, 2009 and the signing and closing of the Asset Purchase Agreement on June 30, 2009.  Miscellaneous revenues of $85,000 for the three-month period ended July 31, 2009 are related to freight, repairs, and maintenance billings.  These sales totaled approximately $75,000 in the three-month period ended July 31, 2008.

Total consolidated backlog at July 31, 2009 was approximately $4,164,000, an increase of $1,097,000, or 35.8%, from a total backlog of $3,067,000 on April 30, 2009 and a decrease of approximately $3,805,000 from a total backlog of $7,969,000 on July 31, 2008.  The backlog on July 31, 2008, contained an order for approximately $2.6 million of rugged hand held computer hardware and peripherals that was announced in July 2008 and subsequently delivered in October 2008.  The amount of total consolidated backlog at July 31, 2009 includes purchase orders in place from our customers that are scheduled for shipment in future periods.

Gross margin for the three-month period ended July 31, 2009 was 31.2% of sales, or $1,130,000, compared to 35.1% of sales, or $1,951,000, for the three-month period ended July

31, 2008.  This was a decrease of $821,000, or 42.1%, from the comparable period of fiscal 2009.
The gross margin for EDMS was $373,000, a decrease of $848,000, or 69.5% from $1,221,000, as compared to the prior year period.  This decrease was the primarily the result of the impact of lower sales volumes during the period and its effect on production efficiency.
Gross margin for proprietary products was approximately $637,000, for the three-month period ended July 31, 2009 as compared to $730,000, for the three-month period ended July 31, 2008.  The decrease in gross margin dollars for NTG and Radix products and services was driven by a decrease in product sales and services.  Overall the gross margin percentage for our proprietary products increased as a result of selective pricing opportunities and product mix.
We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses decreased a negligible $1,000, to $1,654,000 for the three-month period ended July 31, 2009 from $1,655,000 in the three-month period ended July 31, 2008.  SG&A expenses were 45.7% of sales for the fiscal first quarter of 2010 as compared to 29.8% of sales for the comparable period for fiscal 2009.  Corporate expenses increased approximately $47,000 from the comparable period of the prior year mainly due to higher professional fees for accounting services and investor relations efforts during the period.  During the three-month period ended July 31, 2009, we recognized approximately $47,000 of expenses that were related to the MBBS acquisition.  These costs include personnel, travel, operating costs, and other transaction expenses.  These increases in SG&A costs were partially offset by decreases in personnel and personnel-related expenses during the period.
With both the MBBS acquisition and integration expenses and the impact of the annual audit having occurred during the first fiscal quarter, we expect that our SG&A expenses will be slightly lower during the next quarter as the remaining MBBS integration expenses are incurred.  We continue to believe that investing in people, systems, and capabilities is vital to our ability to grow and acquire new customers.  Therefore, we will continue to invest in our growth and intensify our investments in product development, marketing, and sales.

Operating loss for the three-month period ended was approximately $524,000, a decrease of $820,000 as a result of the above factors from operating income of $296,000 for the three-month period ended July 31, 2008.

Interest expense was $112,000 and $117,000 for the three-month periods ended July 31, 2009 and 2008, respectively.  The slight decrease of $5,000 was the result of the decrease in the total outstanding borrowings compared to the previous fiscal year period.  During the three-month period ended July 31, 2009, there were no additional borrowings on the operating line of credit and $100,000 in payments that lowered the total amount outstanding to $3,900,000.  There was an additional $3,364,000 in outstanding long-term borrowings at the end of the fiscal quarter.   We plan to utilize the operating line of credit when necessary over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our borrowings and payments will likely be very comparable.

An income tax benefit was recorded for the three-month period ended July 31, 2009 of approximately $241,000.  Income tax expense was approximately $70,000 for the three-month period ended July 31, 2008.  The $311,000 change in income taxes was the result of a loss before income taxes for the current period as compared to income that was reported for the comparable period of the prior year.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

As a result of the above factors, net loss was $396,000, or $0.12 per diluted share, for the three-month period ended July 31, 2009 as compared to net income of $109,000, or $0.03 per diluted share, reported for the three-month period ended July 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents increased $441,000 to $569,000 as of July 31, 2009 compared to $128,000 at April 30, 2009.  The increase was the end result of cash provided by the collections of receivables and lower inventory levels slightly offset by payments of accounts payable and income taxes.

Operating activities.  Our consolidated working capital decreased approximately $4,000 for the three-month period ended July 31, 2009.  The decrease was the result of the total decrease in current assets offset with a comparable decrease in current liabilities.  The reduction in current assets was due reductions in accounts receivable from collections and a decrease in inventories along with an increase in the current deferred tax asset.  The decrease in current liabilities was due to payments for accounts payable and debt.  Operating cash receipts totaled approximately $4,579,000 and $6,189,000 during the three-month periods ended July 31, 2009 and 2008, respectively.  The decrease is the result of the decrease in sales for the current period in combination with the reduction in receivables as compared to the prior year.  Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $3,998,000 for the three-month period ended July 31, 2009 and $6,116,000 for the three-month period ended July 31, 2008.  The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  Cash used in investing activities of $11,000 during the three-month period ended July 31, 2009 was the product of purchases of equipment.  During the prior year period ended July 31, 2008, purchases of equipment totaled approximately $18,000 while purchase price adjustments related to the acquisition of Radix assets totaled approximately $52,000.

Financing activities.  For the three-month period ended July 31, 2009 there were no borrowings on the operating line of credit.  Total payments on the line of credit were $100,000 for the period while payments on long-term debt totaled approximately $29,000.  For the three-

month period ended July 31, 2008, financing activities included $25,000 of cash provided by the exercise of stock options, borrowings on the operating line of credit of $1,267,000 and total debt payments of $1,455,000.  As of July 31, 2009, there were $3,900,000 borrowings outstanding on the operating line of credit.

The Company renewed its operating line of credit on August 13, 2009.  The $5,000,000 line of credit is secured by accounts receivable and inventory and is available for working capital. It expires on February 13, 2010 and its borrowing capacity is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at the lower of the prime rate (3.25% at August 13, 2009) or an interest rate floor of 5.5%.  The loan also contains various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.  We expect to be able to renew the line of credit upon its expiration with the current financial institution or with a new financial institution.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from operations, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayment for the foreseeable future.

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

Warranty Reserve.  We have established a warranty reserve for rework, product warranties and customer refunds.  We provide a limited warranty for a period of one year from the date of receipt of our products by our customers and we do offer extended warranties for additional purchase by our customers.  Our standard warranties require us to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues.  The product warranty liability reflects management’s best estimate of probable liability under our product warranties.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow its products and services, the Company’s dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis or Plan of Operation of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q, the annual report on Form 10-K, and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A.  Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2009, the Company issued 175,000 shares of common stock in accordance with an Asset Purchase Agreement to acquire the assets and assume certain liabilities of MBBS S.A. of Cortaillod, Switzerland.  This sale was disclosed in a current report on Form 8-K on July 1, 2009.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable.

ITEM 4.  Submission of Matters to a vote of Security Holders

Not Applicable

ITEM 5.  Other Information

Not Applicable.

ITEM 6.  Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

September 8, 2009	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

September 8, 2009	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1	Waiver

10.2	Business Loan Agreement (Asset Based) dated August 13, 2009 between Elecsys Corporation and Bank Midwest N.A.

10.3	Promissory Note dated August 13, 2009 between Elecsys Corporation and Bank Midwest N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).