Form 10-K/A
period 2009-04-30
ELECSYS CORP
filed 2009-11-23
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal year ended April 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]Yes [X]No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not  contain, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller Reporting Company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ]No[X]

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, initially filed with the Securities and Exchange Commission on July 22, 2009, is being filed solely to supplement Exhibits 31.1 and 31.2 of the initial report by adding to the certifications of the Registrant’s principal executive officer and principal financial officer statements as to these officers’ responsibility for establishing and maintaining internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

November 20, 2009	By:	/s/ Karl B. Gemperli
Date		Karl B. Gemperli
President and Chief Executive Officer (Principal Executive Officer)

ELECSYS CORPORATION

November 20, 2009	By:	/s/ Todd A. Daniels
Date		Todd A. Daniels
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)