Form 10-Q/A
period 2009-07-31
ELECSYS CORP
filed 2009-11-23
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, initially filed with the Securities and Exchange Commission on  September 8, 2009, is being filed solely to supplement Exhibits 31.1 and 31.2 of the initial report by adding to the certifications of the Registrant’s principal executive officer and principal financial officer statements as to these officers’ responsibility for establishing and maintaining internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

November 20, 2009	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer (Principal Executive Officer)

November 20, 2009	/s/ Todd A. Daniels
Date	Todd A. Daniels
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