Form 10-Q
period 2009-12-11
ELECSYS CORP
filed 2009-12-14
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 31, 2009.

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____________ to ______________.

Commission File Number  0-22760

ELECSYS CORPORATION
       (Exact name of Registrant as Specified in its Charter)

Kansas	48-1099142
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

846 N. Mart-Way Court, Olathe, Kansas	66061
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,471,187 shares outstanding as of December 7, 2009.

ELECSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
Quarter Ended October 31, 2009

INDEX

PART I - FINANCIAL INFORMATION	Page

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35

ITEM 4T.	Controls and Procedures	35

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Sales	$4,001	$7,202	$7,620	$12,766
Cost of products sold	2,762	4,314	5,251	7,927
Gross margin	1,239	2,888	2,369	4,839

Selling, general and administrative expenses	1,662	2,017	3,316	3,672

Operating (loss) income	(423)	871	(947)	1,167

Financial income (expense):
Interest expense	(101)	(107)	(213)	(224)
Other income, net	1	1	--	1
	(100)	(106)	(213)	(223)

Net (loss) income before income tax (benefit) expense	(523)	765	(1,160)	944

Income tax (benefit) expense	(201)	341	(442)	411

Net (loss) income	$(322)	$424	$(718)	$533

Net (loss) income per share information:
Basic	$(0.09)	$0.13	$(0.21)	$0.16
Diluted	$(0.09)	$0.12	$(0.21)	$0.15

Weighted average common shares outstanding:
Basic	3,471	3,293	3,414	3,290
Diluted	3,471	3,452	3,414	3,450

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	October 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$563	$128
Accounts receivable, less allowances of $325 and $162, respectively	2,009	2,673
Inventories, net	5,660	5,985
Prepaid expenses	61	44
Income tax refund claims receivable	545	105
Deferred taxes	789	798
Total current assets	9,627	9,733

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,603	3,504
	8,735	8,636
Accumulated depreciation	(2,753)	(2,512)
	5,982	6,124

Goodwill	1,414	1,414
Intangible assets, net	1,952	1,760
Other assets, net	78	73
Total assets	$19,053	$19,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,339	$1,097
Accrued expenses	1,303	1,279
Current note payable to bank	--	4,000
Current maturities of long-term debt	124	121
Total current liabilities	2,766	6,497

Deferred taxes	393	417
Long-term note payable to bank	3,850	--
Long-term debt, less current maturities	3,209	3,272

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,471,187 at October 31, 2009 and 3,296,187 at April 30, 2009	35	33
Additional paid-in capital	9,876	9,243
Accumulated deficit	(1,076)	(358)
Total stockholders' equity	8,835	8,918
Total liabilities and stockholders' equity	$19,053	$19,104
See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2008	3,285	$33	$9,117	$(1,035)	$8,115
Net income	--	--	--	677	677
Exercise of stock options	11	--	41	--	41
Share-based compensation expense	--	--	85	--	85
Balance at April 30, 2009	3,296	33	9,243	(358)	8,918
Net (loss)	--	--	--	(718)	(718)
Issuance of stock for acquisition	175	2	609	--	611
Share-based compensation expense	--	--	24	--	24
Balance at October 31, 2009 (unaudited)	3,471	$35	$9,876	$(1,076)	$8,835

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six months ended October 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(718)	$533
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	24	41
Depreciation	250	269
Amortization	93	83
Provision for doubtful accounts	37	33
Loss on disposal of equipment	--	1
Deferred income taxes	(15)	6
Changes in operating assets and liabilities, net of acquisition of certain assets and assumed liabilities:
Accounts receivable	677	1,082
Inventories	620	517
Accounts payable	204	(295)
Accrued expenses	(38)	(495)
Income tax refund claims receivable	(440)	29
Other	(25)	(6)
Net cash provided by operating activities	669	1,798

Cash Flows from Investing Activities:
Purchases of property and equipment	(24)	(67)
Proceeds from sale of property and equipment	--	1
Net cash (used in) investing activities	(24)	(66)

Cash Flows from Financing Activities:
Borrowings on note payable to bank	--	2,252
Principal payments on note payable to bank	(150)	(3,830)
Proceeds from exercise of stock options	--	41
Borrowings on long-term debt	--	--
Principal payments on long-term debt	(60)	(151)
Net cash (used in) financing activities	(210)	(1,688)
Net increase in cash and cash equivalents	435	44
Cash and cash equivalents at beginning of period	128	357
Cash and cash equivalents at end of period	$563	$401

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$202	$223
Cash paid during the period for income taxes	--	376

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended October 31,
	2009	2008
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Accounts receivable	$50	$(3)
Inventories	295	--
Equipment	84	--
Intangibles	282	--
Change in Goodwill for purchase price adjustments	--	(130)
Accounts payable	(38)	133
Accrued expenses	(62)	--
Common stock issued for acquisition	(611)	--
Total cash paid in acquisition, net of cash acquired	$--	$--

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2009
(Unaudited)

1.        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (“the Company”) provides machine to machine (M2M) communication technology solutions for critical industries where high quality, reliability, and innovation are essential.  Elecsys designs, manufactures, and supports proprietary equipment and services that include wireless remote monitoring, ultra-rugged mobile computing, and radio frequency identification (RFID) technologies.  In addition, Elecsys designs and manufactures custom electronic assemblies and liquid crystal displays (LCDs) for numerous industries worldwide.  Primary markets include critical infrastructure related to energy production and distribution, agriculture, natural resources, and transportation.  Elecsys markets and supports its proprietary technology and products under its DCI, NTG, Radix, and eXtremeTAG brand names.

On May 1, 2009, the Company’s two proprietary product subsidiaries, NTG, Inc. and Radix Corporation, merged with its electronic design and manufacturing services (“EDMS”) subsidiary, DCI, Inc.  DCI was renamed Elecsys International Corporation and operates under the Elecsys name.  The merger resulted in the successful integration of the engineering, production, service, and business development functions of all three organizations and improves collective efficiency while leveraging the strengths of the individual companies into a single operating subsidiary.  Elecsys continues to market its products and services under its various established brand names.

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

Fair Value of Financial Instruments
The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.  The carrying amount of the line of credit and long-term debt approximate fair value because of the variable interest rate in these agreements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and has been adopted by the Company.

In July 2009 the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is now in effect.

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

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years
Building and improvements	39
Equipment	3-8
Computer and software	3

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

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

3.           ACQUISITION OF ASSETS

On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. of Cortaillod, Switzerland for 175,000 shares of the Company’s common stock.  The Company made the strategic decision to grow through expansion into the specialized niche of rugged radio frequency identification (RFID) technology.  The Company acquired approximately $429,000 in tangible assets, including accounts receivable, inventory and equipment.  The Company also acquired all of the intellectual property and intangible assets owned by MBBS S.A.   The Company incurred acquisition costs of approximately $47,000 which has been expensed as incurred.  The transaction also includes performance related contingent consideration based on the annual revenues of the acquired product line over the next five years.  The total performance related contingency is limited to approximately 800,000 shares of the Company’s common stock and is subject to certain conditions that may impact the total amount to be paid.

The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been initially allocated based on the fair value of the identifiable assets acquired and liabilities assumed, and, subsequent to the acquisition date, there will likely be additional purchase price adjustments once management finalizes their fair value analysis.  The initial allocation of the purchase price for the identifiable assets purchased and liabilities assumed is as follows (in thousands):

Assets acquired:	Amounts
Accounts receivable	$50
Inventories	295
Equipment	84
Intangibles	282
711
Liabilities assumed:
Accounts payable	(38)
Accrued expenses	(62)
(100)
Cost of acquisition	$611

The purchase price in excess of the fair value of the tangible assets acquired has initially been allocated to intangibles on a preliminary basis.  The Company uses several sources in determining the fair value of the various specific separately identifiable intangible assets, including an independent third party valuation expert.   This may include product designs and technology, tooling and software, customer lists, and patents.  The Company has determined, with the assistance of an independent third party valuation expert, that the useful lives of the identifiable intangible assets are 13 years.   These assets will be appropriately amortized over their useful lives.  Any amount that is allocated to goodwill after the purchase price has been allocated is expected to be deductible for tax purposes.  The Company does not track assets by segments so goodwill and intangibles are not assigned to a specific segment.

The Company has determined that it is unlikely that any additional contingent consideration will be paid related to this acquisition.  The Company completed its assessment based on the terms of the agreement and the Company’s expectations of the growth of the eXtremeTAG product line in relation to its total overall revenue growth over the period covered by the agreement.  Due to this, no amount for contingent consideration was recognized.

4.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

	October 31, 2009		April 30, 2009
Intangible Asset Description	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	$352	$(173)	$352	$(155)
Customer relationships	1,040	(188)	1,040	(148)
Trade name	530	(77)	530	(59)
Technology	225	(32)	225	(25)
Unspecified intangibles	282	(7)	--	--
	$2,429	$(477)	$2,147	$(387)

Amortization expense for the three-month periods ended October 31, 2009 and 2008 was approximately $49,000 and $40,000, respectively.  Total amortization expense for the six-month periods ended October 31, 2009 and 2008 was approximately $90,000 and $83,000, respectively.

Estimated amortization expense for the next five fiscal years ending April 30 and including the estimated amortization of the unspecified MBBS intangible assets amortized over an estimated 13 year useful life is as follows (in thousands):

Year	Amounts
2010	$94
2011	189
2012	189
2013	183
2014	171

There were no changes in the carrying amount of the Company’s goodwill which totaled $1,414,000 for the six-month period ended October 31, 2009 and the fiscal year ended April 30, 2009.

5.           INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $382,000 and $377,000, for the periods ended October 31, 2009 and April 30, 2009, respectively, are summarized by major classification as follows (in thousands):

	October 31, 2009	April 30, 2009
Raw material	$3,283	$4,762
Work-in-process	682	646
Finished goods	1,695	577
	$5,660	$5,985

A majority of the change between raw material and finished goods during the six-month period ended October 31, 2009, was the result of an evaluation of the inventory during the consolidation of the Company’s subsidiaries which led to the reclassification of some subassemblies and other manufactured products from raw materials to finished goods.

6.           STOCK OPTION PLAN

At October 31, 2009, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  According to the terms of the Company’s 1991 stock option plan (the “Plan”) for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The Plan also provides for accelerated vesting if there is a change in control of the Company.  As of October 31, 2009, options to purchase approximately 317,250 shares were outstanding of which 284,584 are vested and exercisable.

 Prior to May 1, 2006, the Company accounted for its equity-based compensation plan under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).  The Company did not recognize the value of stock-based compensation issued to employees and directors in its Consolidated Statements of Operations prior to May 1, 2006, as all options granted under its equity-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-

prospective-transition method.  Under this transition method, compensation cost recognized in the first quarter of fiscal year 2007 includes compensation costs for all share-based payments granted prior to May 1, 2006, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month periods ended October 31, 2009 and 2008.

	Six Months Ended October 31, 2009	Six Months Ended October 31, 2008
Risk-free interest rate	2.93%	2.61 – 2.92%
Expected life, in years	6	6
Expected volatility	61.72%	35.12 – 35.40%
Dividend yield	0.0%	0.0%
Forfeiture rate	8.00%	5.00 – 6.30%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with SFAS 123R, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the six-month periods ended October 31, 2009 and 2008, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

At October 31, 2009, there was approximately $68,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.68 years.

The following table represents stock option activity for the six-month period ended October 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2009	320,750	$2.62	4.62 Years
Granted	11,500	3.93
Exercised	--	--
Forfeited	(15,000)	5.70
Outstanding options at October 31, 2009	317,250	$2.52	4.12 Years

Outstanding exercisable at October 31, 2009	284,584	$2.16	3.55 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 30,250 at October 31, 2009.  At October 31, 2009 the aggregate intrinsic value of options outstanding was approximately $629,000, and the aggregate intrinsic value of options exercisable was approximately $625,000.  The Company recognized share-based compensation expense of $24,000 and $41,000 for the six-month periods ended October 31, 2009 and 2008, respectively.  The weighted-average fair value of the options granted in the six-month period ended October 31, 2009 was $3.93 per option.

The following table summarizes information about stock options outstanding at October 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at October 31, 2009	Weighted- Average Exercise Price
$0.81	95,500	2.48 years	$0.81	95,500	$0.81
$1.25 - $1.50	47,500	3.09 years	$1.25	47,500	$1.25
$2.13 - $2.25	51,000	0.26 years	$2.25	51,000	$2.25
$3.66 - $3.99	91,500	6.92 years	$3.73	80,000	$3.70
$4.70	5,000	8.93 years	$4.70	1,667	$4.70
$5.90	5,000	8.06 years	$5.90	1,667	$5.90
$7.00 - $7.05	21,750	8.80 years	$7.03	7,250	$8.80
$0.81 - $7.05	317,250	4.12 years	$2.52	284,584	$2.16

7.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(322)	$424	$(718)	$533

Denominator:
Weighted average common shares Outstanding – basic	3,471	3,293	3,414	3,290
Effect of dilutive options outstanding	--	159	--	160
Weighted average common shares outstanding – diluted	3,471	3,452	3,414	3,450

Options to purchase 317,250 shares of common stock as of the three-month and six-month periods ended October 31, 2009, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

8.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of October 31, 2009, the Company had multiple credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

On August 13, 2009, the Company renewed its operating line of credit that provides the Company and its subsidiary with short-term financing for their working capital requirements.   The line of credit at that time totaled $5,000,000 and accruee interest at the lower of the prime rate or an interest rate floor of 5.50%.  As of the time that the line of credit was refinanced, the line of credit accrued interest at 5.50%.  The line of credit was secured by accounts receivable and inventory, expired on February 13, 2010, and had a borrowing capacity calculated as a specified percentage of accounts receivable and inventory.  The line of credit contained various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.  The outstanding balance of the line of credit was $3,850,000 and $4,000,000 at October 31, 2009 and April 30, 2009, respectively.

On October 30, 2009, the Company refinanced its credit agreements with a regional lender based in Kansas City, Missouri.  Actual funding was on November 2, 2009.  The credit agreements included an increased operating line of credit of $6,000,000 and the long-term financing of the Company’s production and headquarters facility.  The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory and expires on October 30, 2011.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2009) plus/minus

0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio.  The line of credit contains various covenants, including a financial covenant pertaining to the total amount of tangible net worth.  As of October 31, 2009, the Company is in compliance with all of the covenants. The $3,850,000 in borrowings outstanding on the line of credit as of October 31, 2009 is presented on the balance sheet as long-term in accordance with the terms of the new line of credit that was signed on October 30, 2009 and funded on November 2, 2009.  The Company’s long-term financing includes Industrial Revenue Bonds which were acquired by the Company’s new financial institution under the same financial terms of the original financing agreement.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	October 31, 2009	April 30, 2009
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of October 31, 2009), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,333	$3,393

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at October 31, 20009) plus/minus 0.5% performance based interest, due in full on October 30, 2011, secured by accounts receivable and inventory.	3,850	--

Less current maturities	124	121

Total long-term debt	$7,059	$3,272

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2010	$62
2011	128
2012	3,984
2013	142
2014	150
Thereafter	2,717
$7,183

9.           SEGMENT REPORTING

Prior to May 1, 2009 the Company operated three reportable business segments:  DCI, Inc., NTG, Inc. and Radix Corporation.  DCI produced custom electronic assemblies which integrated a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provided repair services and engineering design services.  NTG designed, marketed, and provided remote monitoring services.  Radix developed, designed, and marketed ultra-rugged handheld computers, peripherals and portable printers.  Effective May 1, 2009, the Company reorganized its operating subsidiaries by merging NTG and Radix, with DCI.  DCI was renamed Elecsys International Corporation.  The intent of the reorganization was the ability to leverage the operations, business development and engineering functions for greater efficiency and cost management.  The Company now measures the sales and gross margins of two primary business segments, Electronic Design and Manufacturing Services (“EDMS”) and Proprietary Products (“Proprietary”).   The EDMS business segment consists primarily of the product lines and services which DCI produced, including custom electronic assemblies, engineering services, customer liquid crystal displays and other interface technologies.  The Proprietary business segment is made up of the former NTG and Radix products and services and includes remote monitoring hardware and messaging services in addition to ultra-rugged hand held computers, peripherals and maintenance contract revenues.  The Company’s remaining activities are presented as unallocated and include corporate level expenses and corporate management fee revenue that are performed in a centralized environment and are not attributable to a particular business segment.  These activities are reported in the reconciliation of the segment totals as “Other” items.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.  The information presented for the three-month and six-month periods ended October 31, 2008 has been restated for comparable purposes.

	Three Months Ended October 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$2,300	$1,701	$ --	$4,001

Segment gross margin	$413	$826	$ --	$1,239

	Three Months Ended October 31, 2008
	EDMS	Proprietary	Unallocated	Total

Total sales	$3,092	$4,110	$ --	$7,202

Segment gross margin	$1,471	$1,417	$ --	$2,888

	Six Months Ended October 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$4,372	$3,144	$104	$7,620

Segment gross margin	$793	$1,472	$104	$2,369

	Six Months Ended October 31, 2008
	EDMS	Proprietary	Unallocated	Total

Total sales	$6,411	$6,355	$ --	$12,766

Segment gross margin	$2,692	$2,147	$ --	$4,839

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Products and services:
Electronic interface assemblies	$2,183	$2,974	$4,141	$6,139
Remote monitoring solutions	1,045	833	1,693	1,614
Rugged mobile computing	581	3,277	1,339	4,741
Engineering services	62	101	128	180
Other	130	17	319	92
Total sales	$4,001	$7,202	$7,620	$12,766

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Six Months Ended October 31,
	2009	2008
Warranty reserve balance at beginning of period	$122	$122
Expense accrued	70	49
Warranty costs incurred	(126)	(54)
Warranty reserve balance at end of period	$66	$117

11.           SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events up to and including December 14, 2009, which is the date the financial statements were available.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
 Results of Operation.

Overview

Elecsys Corporation provides machine to machine (“M2M”) communication technology solutions for critical industries where high quality, reliability, and innovation are essential.  Elecsys designs, manufactures, and supports proprietary equipment and services that include wireless remote monitoring, ultra-rugged mobile computing, and radio frequency identification (“RFID”) technologies.  In addition, Elecsys provides electronic design and manufacturing services (“EDMS”) that produces custom electronic assemblies and liquid crystal displays (LCDs) for numerous industries worldwide.  Primary markets include critical infrastructure related to energy production and distribution, agriculture, natural resources, and transportation.  Elecsys markets and supports its proprietary technology and products under its DCI, NTG, Radix, and eXtremeTAG brand names.

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

On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. (“MBBS”) of Cortaillod, Switzerland.  MBBS designed and produced radio frequency identification (RFID) solutions for harsh and extreme environments.  The original Stock Purchase Agreement to acquire all of the capital stock of MBBS, announced on March 19, 2009, was renegotiated into the form of an Asset Purchase Agreement under substantially the same economic terms.  The Company acquired approximately $429,000 in tangible assets, including accounts receivable, inventory and equipment, in addition to all of the patents, intellectual property and intangible assets owned by MBBS, in exchange for 175,000 shares of the Company’s common stock that are not freely transferable.  The fair value of the 175,000 shares of common stock was $611,000 on June 30, 2009.  The agreement also contained a provision for additional performance related consideration that is subject to certain conditions and is limited to approximately 800,000 shares of the Company’s common stock.  The Company has determined that it is unlikely that any additional contingent consideration will be paid related to this acquisition.  The Company completed its assessment based on the terms of the agreement and the Company’s expectations of the growth of the eXtremeTAG product line in relation to its total overall revenue growth over the period covered by the agreement.

On October 30, 2009, the Company renewed its operating line of credit and refinanced its long-term financing secured by its operations and headquarters facility in Olathe, Kansas.  The new $6,000,000 line of credit provides the Company with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on October 30, 2011.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2009) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth.  As of October 31, 2009 the Company was in compliance with all covenants.

Results of Operations

Three Months Ended October 31, 2009 Compared With Three Months Ended October 31, 2008.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	October 31, 2009		October 31, 2008
Sales	$4,001	100.0%	$7,202	100.0%
Cost of products sold	2,762	69.0%	4,314	59.9%
Gross margin	1,239	31.0%	2,888	40.1%
Selling, general and administrative expenses	1,662	41.5%	2,017	28.0%
Operating (loss) income	(423)	(10.5%)	871	12.1%
Interest expense	(101)	(2.5%)	(107)	(1.5%)
Other income, net	1	0.0%	1	0.0%
Income (loss) before income tax (benefit) expense	(523)	(13.0%)	765	10.6%
Income tax (benefit) expense	(201)	(5.0%)	341	4.7%
Net (loss) income	$(322)	(8.0%)	$424	5.9%
Net (loss) income per share – basic	$(0.09)		$0.13
Net (loss) income per share – diluted	$(0.09)		$0.12

Sales for the three months ended October 31, 2009 were approximately $4,001,000, a decrease of $3,201,000, or 44.4%, from $7,202,000 for the comparable period of fiscal 2009.
Sales for the EDMS segment were approximately $2,300,000, a decrease of $792,000, or 25.6%, from $3,092,000 in the prior year period.  The decrease in sales to outside customers was a result of lower bookings during the preceding quarters, primarily in the second half of fiscal 2009, due to lingering effects of the weakened economy, the resulting cautious order patterns from our long-time customers and delays in bookings from new customers.  We continue to anticipate, as a result of both the addition of several new customers and the transition of several projects from our design group into production during the last two fiscal quarters, an increase in sales during the second half of the fiscal year as compared to both the comparable period of the prior fiscal year and the first half of the current fiscal year.

Sales of our proprietary products and services were $1,701,000 for the three-month period ended October 31, 2009, which was a $2,409,000, or 58.6%, decrease from sales of $4,110,000 in the prior year period.
Sales of our Radix rugged hand held computer hardware, peripherals and related services, including maintenance contract revenues, were approximately $581,000, a decrease of $2,696,000, or 82.3%, from the prior year period.  This decrease in sales was compared to the record deliveries of rugged hand held computer hardware and peripherals in the prior year period that included a single order of approximately $2.6 million.  This order for Radix hardware was the initial phase of a larger project that we believe will periodically generate similar orders over the next few years.  During this quarter, we completed development of the newest model Radix hand held computer, the model FW950.  We have received orders for the FW950 and anticipate that we will ship our first units during the third fiscal quarter.  We expect that sales of the new FW950 will contribute to an increase in overall sales of Radix products and services and we expect to show modest increases in sales over the second half of the fiscal year as compared to the comparable period of the prior fiscal year.
Sales of our NTG remote monitoring equipment and related services were approximately $1,045,000 for the three-month period ended October 31, 2009, an increase of $212,000, or 25.5%, from the three-month period ended October 31, 2008.  The increase in sales of remote monitoring equipment was the product of an increase in customer orders received during both the previous quarter and the recently completed fiscal quarter.  Sales of remote monitoring equipment are expected to increase over the next few quarters as a result of continued strong demand for our WatchdogCP products, the introduction of new products into the marketplace, and our expansion into new international markets.
Sales for our new eXtremeTAG product line for the first full quarterly period since the acquisition of MBBS assets on June 30, 2009 were approximately $34,000.  Additional miscellaneous revenues of approximately $41,000 for the three-month period ended October 31, 2009 are related to freight, engineering services, and repairs and parts billings.  These sales totaled approximately $46,000 in the three-month period ended October 31, 2008.

Total consolidated backlog at October 31, 2009 was approximately $4,952,000, an increase of $1,885,000, or 61.5%, from a total backlog of $3,067,000 on April 30, 2009 and an increase of approximately $788,000 from a total backlog of $4,164,000 on July 31, 2009.  The increase in the backlog is the result of increases in orders from current and new customers of our electronic design and manufacturing services as well as orders for our proprietary products.

Gross margin for the three-month period ended October 31, 2009 was 31.0% of sales, or $1,239,000, compared to 40.1% of sales, or $2,888,000, for the three-month period ended October 31, 2008.  This was a decrease of $1,649,000, or 57.1%, from the comparable period of fiscal 2009.
The gross margin for EDMS was $413,000, or 18.0% of sales, a decrease of $1,058,000, or 71.9% from $1,471,000, or 47.6% of sales, as compared to the prior year period.  This decrease was the result of lower sales volumes during the period and its effect on production efficiency.
Gross margin for proprietary products was approximately $826,000, for the three-month period ended October 31, 2009 as compared to $1,417,000, for the three-month period ended October 31, 2008.  The decrease in gross margin dollars for our proprietary products and services was driven by a decrease in Radix product sales from the previous comparable prior year period that included a single delivery of approximately $2.6 million in rugged hand held computers and peripherals.  Overall, the gross margin percentage for our proprietary products increased from 34.5% of sales for the three-month period ended October 31, 2008, to 48.6% of sales for the three-month period ended October 31, 2009 as a result of selective pricing opportunities and product mix.
We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,662,000 for the three-month period ended October 31, 2009.  This was a decrease of $355,000, or 17.6%, from total SG&A expenses of $2,017,000 for the three-month period ended October 31, 2008.  SG&A expenses were 41.5% of sales for the fiscal quarter as compared to 28.0% of sales for the comparable period for fiscal 2009 as a result of the decrease in sales between the periods.  Corporate expenses increased approximately $35,000 from the comparable period of the prior year mainly due to higher professional fees for accounting services and investor relations efforts during the period.  During the three-month period ended October 31, 2009, we recognized approximately $198,000 of expenses that were related to the MBBS integration.  These costs include personnel, travel, and operating costs.  The costs will decrease in future periods as a result of the completion of the transition of the operations of MBBS from Switzerland to Olathe, Kansas that occurred during the quarter.  These increases in SG&A costs were offset by decreases in personnel and personnel-related expenses of approximately $172,000, a $20,000 reduction of office costs as a result of sub-leasing our office space in Sandy, Utah, decreases in support engineering expenses $48,000 and a decrease in travel expenses of $40,000.  The largest impact on the decrease in SG&A expenses during the period was the impact of a decrease in commissions of approximately $300,000 that was directly related to the Radix product sales of $2.6 million in the comparable period of the prior year.
Taking into consideration the continuing reduction of the MBBS acquisition and integration expenses combined with lower personnel and personnel-related costs, we expect that our SG&A expenses, excluding any additional acquisition-related activities, will be lower during the second half of the fiscal year.  However, we continue to believe that investing in people, systems, and capabilities is vital to our ability to grow and acquire new customers and we will continue to invest in our growth and intensify our investments in product development, marketing, and sales.

Operating loss for the three-month period ended was approximately $423,000, a decrease of $1,294,000 from operating income of $871,000 for the three-month period ended October 31, 2008.

Financial expense, including interest expense, was $100,000 and $106,000 for the three-month periods ended October 31, 2009 and 2008, respectively.  The slight decrease of $6,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period.  During the three-month period ended October 31, 2009, there were no additional borrowings on the operating line of credit and $50,000 in payments that lowered the total amount outstanding to $3,850,000.  There was an additional $3,334,000 in outstanding long-term borrowings at the end of the fiscal quarter.   We plan to utilize the operating line of credit when

necessary over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our borrowings and payments will likely be very comparable.

An income tax benefit was recorded for the three-month period ended October 31, 2009 of approximately $201,000.  Income tax expense was approximately $344,000 for the three-month period ended October 31, 2008.  The $545,000 change in income taxes was the result of a loss before income taxes for the current period as compared to income that was reported for the comparable period of the prior year.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

As a result of the above factors, net loss was $322,000, or $0.09 per diluted share, for the three-month period ended October 31, 2009 as compared to net income of $424,000, or $0.12 per diluted share, reported for the three-month period ended October 31, 2008.

Six Months Ended October 31, 2009 Compared With Six Months Ended October 31, 2008.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Six Months Ended
	(In thousands, except per share data)
	October 31, 2009		October 31, 2008
Sales	$7,620	100.0%	$12,766	100.0%
Cost of products sold	5,251	68.9%	7,927	62.1%
Gross margin	2,369	31.1%	4,839	37.9%
Selling, general and administrative expenses	3,316	43.5%	3,672	28.8%
Operating (loss) income	(947)	(12.4%)	1,167	9.1%
Interest expense	(213)	(2.8%)	(224)	(1.8%)
Other income, net	--	0.0%	1	0.0%
Income (loss) before income taxes	(1,160)	(15.2%)	944	7.4%
Income tax (benefit) expense	(442)	(5.8%)	411	3.2%
Net (loss) income	$(718)	(9.4%)	$533	4.2%
Net (loss) income per share – basic	$(0.21)		$0.16
Net (loss) income per share – diluted	$(0.21)		$0.15

Sales for the six months ended October 31, 2009 were approximately $7,620,000, a decrease of $5,146,000, or 40.3%, from $12,766,000 for the comparable period of fiscal 2009.
Sales for the EDMS segment were approximately $4,372,000, a decrease of $2,039,000, or 31.8%, from $6,411,000 in the prior year period.  The decrease in sales to outside customers was a result of lower bookings during the preceding quarters, primarily in the second half of fiscal 2009, due to lingering effects of the weakened economy, the resulting cautious order patterns from our long-time customers and delays in bookings from new customers.  We continue to anticipate, as a result of both the addition of several new customers and the transition of several projects from our design group into production, an increase in EDMS sales during the second half of the current fiscal year as compared to both the comparable period of the prior fiscal year and the first half of the current fiscal year.
Sales of our proprietary products and services were $3,144,000 for the six-month period ended October 31, 2009, which was a $3,211,000, or 50.5%, decrease from sales of $6,355,000 in the prior year period.
Sales of our Radix rugged hand held computer hardware, peripherals and related services, including maintenance contract revenues, were approximately $1,339,000, a decrease of $3,402,000, or 71.8%, from the prior year period.  This decrease in sales was compared to the record deliveries of rugged hand held computer hardware and peripherals in the prior year period that included a single order of approximately $2.6 million.  This order for Radix hardware was the initial phase of a larger project that we believe will periodically generate similar orders over the next few years.  During the second fiscal quarter, we completed development of the newest model of the Radix hand held computer, the model FW950.  We have received orders for the FW950 and anticipate that we will ship our first units during the third fiscal quarter.  We expect that sales of the new FW950 will contribute to an increase in overall sales of Radix products and services, and we expect to show modest increases in sales over the second half of the fiscal year as compared to the comparable period of the prior fiscal year.
Sales of our NTG remote monitoring equipment and related services were approximately $1,693,000 for the six-month period ended October 31, 2009, an increase of $79,000, or 4.9%, from the six-month period ended October 31, 2008.  The increase in sales of remote monitoring equipment was the product of an increase in customer orders received during both the previous quarter and the recently completed fiscal quarter.  Sales of remote monitoring equipment are expected to increase over the next few quarters as compared to the recently completed fiscal quarter as a result of continued strong demand for our WatchdogCP products, the introduction of new products into the marketplace, and our expansion into new international markets.
Sales for our new eXtremeTAG product line since the acquisition of MBBS assets on June 30, 2009 were approximately $38,000.  Additional miscellaneous revenues of approximately $74,000 for the six-month period ended October 31, 2009 are related to freight, engineering services, and repairs and parts billings.  These sales totaled approximately $110,000 in the six-month period ended October 31, 2008.
Additionally, we realized approximately $104,000 of management consulting fees during the six-month period ended October 31, 2009.  The management consulting contract engaged us to manage and perform consulting services for MBBS during the period between the original announcement of the Stock Purchase Agreement on March 19, 2009 and the signing and closing of the Asset Purchase Agreement on June 30, 2009.

Gross margin for the six-month period ended October 31, 2009 was 31.1% of sales, or $2,369,000, compared to 37.9% of sales, or $4,839,000, for the six-month period ended October 31, 2008.  This was a decrease of $2,470,000, or 51.0%, from the comparable period of fiscal 2009.
The gross margin for the EDMS business segment was $793,000, or 18.1% of sales, a decrease of $1,899,000, or 70.5% from $2,692,000, or 42.0% of sales, as compared to the prior year six-month period.  This decrease was the result of lower sales volumes during the period and its effect on production efficiency.

Gross margin for proprietary products was approximately $1,472,000, for the six-month period ended October 31, 2009 as compared to $2,147,000, for the six-month period ended October 31, 2008.  The decrease in gross margin dollars for our proprietary products and services was driven by a decrease in Radix product sales from the previous comparable prior year period that included a single delivery of approximately $2.6 million in rugged hand held computers and peripherals.  Overall the gross margin percentage for our proprietary products increased from 33.8% of sales in the six-month period ended October 31, 2008 to 46.8% of sales for the current year period ended October 31, 2009 as a result of selective pricing opportunities and product mix.
We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $3,316,000 for the six-month period ended October 31, 2009.  This was a decrease of $356,000, or 9.7%, from total SG&A expenses of $3,672,000 for the six-month period ended October 31, 2008.  SG&A expenses were 43.5% of sales for the year-to-date period as compared to 28.8% of sales for the comparable period for fiscal 2009 as a result of the decrease in sales between the periods.  Corporate expenses increased approximately $83,000 from the comparable period of the prior year mainly due to higher professional fees for accounting services, consulting fees and investor relations efforts during the period.  During the six-month period ended October 31, 2009, we recognized approximately $243,000 of expenses that were related to the MBBS integration.  These costs include personnel, travel, and operating costs.  The costs will decrease in future periods as a result of the completion of the transition of the operations of MBBS from Switzerland to Olathe, Kansas that occurred during the period.  These increases in SG&A costs were offset by decreases in personnel and personnel-related expenses of approximately $246,000, a $36,000 reduction of office costs as a result of sub-leasing our office space in Sandy, Utah, decreases in support engineering expenses $60,000 and a decrease in travel expenses of $40,000.  The largest impact on the decrease in SG&A expenses during the period was the impact of a decrease in commissions of approximately $300,000 that was directly related to the Radix product sales of $2.6 million in the comparable period of the prior year.
Taking into consideration the continuing reduction of the MBBS acquisition and integration expenses combined with lower personnel and personnel-related costs, we expect that our SG&A expenses, excluding any additional acquisition-related activities, will be lower during the remaining quarters of the fiscal year.  However, we continue to believe that investing in people, systems, and capabilities is vital to our ability to grow and acquire new customers and we will continue to invest in our growth and intensify our investments in product development, marketing, and sales.

Operating loss for the six-month period ended October 31, 2009 was approximately $947,000, a decrease of $2,114,000 from operating income of $1,167,000 for the six-month period ended October 31, 2008.

Interest expense was $213,000 and $224,000 for the six-month periods ended October 31, 2009 and 2008, respectively.  This decrease of $11,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period.  During the six-month period ended October 31, 2009, there were no additional borrowings on the operating line of credit and $150,000 in payments that lowered the total amount outstanding to $3,850,000.  As of October 31, 2009, there was $3,334,000 outstanding in long-term borrowings compared to $4,028,000 at October 31, 2008.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.   We plan to utilize the operating line of credit when necessary over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable as our borrowings and payments will likely be very comparable.

An income tax benefit was recorded for the six-month period ended October 31, 2009 of approximately $442,000 as a result of the loss recorded for the period.  Income tax expense was approximately $411,000 for the six-month period ended October 31, 2008, which was a product of the income that was generated for that period.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

As a result of the aforementioned activities, net loss was $718,000, or $0.21 per diluted share, for the six-month period ended October 31, 2009 as compared to net income of $533,000, or $0.15 per diluted share, reported for the six-month period ended October 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents increased $435,000 to $563,000 as of October 31, 2009 compared to $128,000 at April 30, 2009.  This increase was primarily the result of cash provided by collections from accounts receivable and reductions in inventory slightly offset by debt payments, reductions in accrued expenses and purchases of equipment.

Operating activities.  Our consolidated working capital increased approximately $3,625,000 for the six-month period ended October 31, 2009.  The increase was primarily due to the change in the classification of the operating line of credit from a current liability to long-term as a result of the refinancing of the line of credit on October 30, 2009.  Other current liabilities were also impacted by increases in the balance in accounts payable and accrued expenses.  Current assets decreased slightly as a result of reductions in accounts receivable and inventory as a consequence of decreases in sales during the six-month period ended October 31, 2009 that were offset by increases in income taxes receivable and deferred taxes.  Operating cash receipts totaled approximately $8,284,000 and $13,883,000 during the six-month periods ended October 31, 2009 and 2008, respectively.  The decrease is the result of the decrease in sales for the current period in combination with the reduction in receivables as compared to the prior year.  Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $7,615,000 for the six-month period ended October 31, 2009 and $12,085,000 for the six-month period ended October 31, 2008. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  Cash used in investing activities totaled $24,000 during the six-month period ended October 31, 2009 as a product of purchases of equipment.  During the period ended October 31, 2008, purchases of equipment totaled $67,000.

Financing activities.  For the six-month period ended October 31, 2009 there were no borrowings on the operating line of credit.  Total payments on the line of credit were $150,000 for the period while payments on long-term debt totaled approximately $60,000.  During the six-month period ended October 31, 2008, total borrowings on the operating line of credit were $2,252,000 which was primarily used to finance our operations which was offset by principal payments of $3,830,000 on the operating line of credit.  Total long-term debt payments during the previous year’s period were $151,000.  Also included in financing activities for the previous period of the prior year was $41,000 of cash provided by the exercise of stock options.  As of October 31, 2009, there were $3,850,000 borrowings outstanding on the operating line of credit.

On October 30, 2009, the Company renewed its operating line of credit and refinanced its long-term financing secured by its operations and headquarters facility in Olathe, Kansas.  The new $6,000,000 line of credit provides the Company with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on October 30, 2011.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2009) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio.  The loan agreement has various covenants, including a financial covenants pertaining to the maintenance of total tangible net worth.  As of October 31, 2009 the Company was in compliance with all covenants.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from our operations, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayment for the foreseeable future.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow its proprietary technology and products, the Company’s dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, an inability to integrate, manage and grow any acquired business or underlying technology,  potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q, the annual report on Form 10-K, and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 1A.	Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Submission of Matters to a vote of Security Holders

On September 10, 2009, the Company held its annual meeting of stockholders during which Mr. Robert D. Taylor was reelected as a Class I director of the Company for a period of three years until the 2012 Annual Meeting of Stockholders.  Shares voted for the election of Mr. Taylor were 3,047,626.  No shares were voted against his appointment, 6,975 shares were withheld, and 416,586 shares were not voted.   Mr. Karl B. Gemperli, a Class II director, and Mr. Stan Gegen, a Class III director, will continue to serve as directors of the Company until their elective terms end at the annual meeting of stockholders in 2010 and 2011, respectively.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION
December 14, 2009
Date	By:	/s/ Karl B. Gemperli
Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

December 14, 2009
Date	By:	/s/ Todd A. Daniels
Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1	Secured Loan Agreement dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A.

10.2	Secured Revolving Credit Note for $6,000,000 dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A.

10.3	Security Agreement dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A.

10.4	Bond Pledge Agreement dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).