Form 10-Q
period 2010-01-31
ELECSYS CORP
filed 2010-03-11
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   January 31, 2010.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,787,512 shares outstanding as of March 5, 2010.

ELECSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
Quarter Ended January 31, 2010

INDEX
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements Condensed Consolidated Statements of Operations - Three months and nine months ended January 31, 2010 and 2009 (Unaudited)		4
Condensed Consolidated Balance Sheets - January 31, 2010 (Unaudited) and April 30, 2009		5
Condensed Consolidated Statements of Stockholders’ Equity – Nine months ended January 31, 2010 (Unaudited) and the year ended April 30, 2009		7
Condensed Consolidated Statements of Cash Flows - Nine months ended January 31, 2010 and 2009 (Unaudited)		8
Notes to Condensed Consolidated Financial Statements (Unaudited)		10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4T.	Controls and Procedures	40
PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	41
ITEM 1A.	Risk Factors	41
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	Reserved	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	41
Signatures		42
Exhibit Index		43

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Sales	$4,741	$5,032	$12,361	$17,798
Cost of products sold	3,228	3,111	8,479	11,038
Gross margin	1,513	1,921	3,882	6,760

Selling, general and administrative expenses	1,427	1,695	4,743	5,367

Operating (loss) income	86	226	(861)	1,393

Financial income (expense):
Interest expense	(82)	(92)	(295)	(316)
Other income, net	(2)	1	(1)	2
	(84)	(91)	(297)	(314)

Net (loss) income before income tax (benefit) expense	2	135	(1,157)	1,079

Income tax (benefit) expense	(62)	(78)	(503)	332

Net (loss) income	$64	$213	$(654)	$747

Net (loss) income per share information:
Basic	$0.02	$0.06	$(0.19)	$0.23
Diluted	$0.02	$0.06	$(0.19)	$0.22

Weighted average common shares outstanding:
Basic	3,552	3,296	3,460	3,292
Diluted	3,680	3,435	3,460	3,443

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2010	April 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358	$128
Accounts receivable, less allowances of $313 and $162, respectively	2,609	2,673
Inventories, net	5,748	5,985
Prepaid expenses	111	44
Income tax refund claims receivable	888	105
Deferred taxes	503	798
Total current assets	10,217	9,733

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,618	3,504
	8,750	8,636
Accumulated depreciation	(2,866)	(2,512)
	5,884	6,124

Goodwill	1,474	1,414
Intangible assets, net	2,858	1,760
Other assets, net	76	73
Total assets	$20,509	$19,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,682	$1,097
Accrued expenses	1,440	1,279
Current note payable to bank	--	4,000
Current maturities of long-term debt	126	121
Total current liabilities	3,248	6,497

Deferred taxes	388	417
Long-term note payable to bank	3,850	--
Long-term debt, less current maturities	3,178	3,272

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,737,512 at January 31, 2010 and 3,296,187 at April 30, 2009	37	33
Additional paid-in capital	10,820	9,243
Accumulated deficit	(1,012)	(358)

Total stockholders' equity	9,845	8,918
Total liabilities and stockholders' equity	$20,509	$19,104
See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2008	3,285	$33	$9,117	$(1,035)	$8,115
Net income	--	--	--	677	677
Exercise of stock options	11	--	41	--	41
Share-based compensation expense	--	--	85	--	85
Balance at April 30, 2009	3,296	33	9,243	(358)	8,918
Net (loss)	--	--	--	(654)	(654)
Issuance of stock for MBBS acquisition	175	2	609	--	611
Issuance of stock for SensorCast acquisition	266	2	940	--	942
Share-based compensation expense	--	--	28	--	28
Balance at January 31, 2010 (unaudited)	3,737	$37	$10,820	$(1,012)	$9,845

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended January 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(654)	$747
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	28	64
Depreciation	372	401
Amortization	139	128
Provision for doubtful accounts	87	59
Loss on disposal of equipment	--	1
Deferred income taxes	266	11
Changes in operating assets and liabilities, net of acquisition of certain assets and assumed liabilities:
Accounts receivable	52	1,028
Inventories	518	275
Income tax refund claims receivable	(783)	(46)
Accounts payable	515	(644)
Accrued expenses	55	(414)
Income taxes payable	--	(564)
Other	(68)	23
Net cash provided by operating activities	527	1,069

Cash Flows from Investing Activities:
Purchases of property and equipment	(23)	(276)
Cash paid for acquisition of SensorCast net assets	(35)	--
Proceeds from sale of property and equipment	--	1
Net cash (used in) investing activities	(58)	(275)

Cash Flows from Financing Activities:
Borrowings on note payable to bank	--	4,039
Principal payments on note payable to bank	(150)	(4,065)
Proceeds from exercise of stock options	--	41
Borrowings on long-term debt	--	--
Principal payments on long-term debt	(89)	(755)
Net cash (used in) financing activities	(239)	(740)
Net increase in cash and cash equivalents	230	54
Cash and cash equivalents at beginning of period	128	357
Cash and cash equivalents at end of period	$358	$411

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$283	$318
Cash (received) paid during the period for income taxes	(14)	931

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended January 31,
	2010	2009
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisitions of assets and assumed liabilities:
Accounts receivable	$75	$(2)
Inventories	281	--
Equipment	109	--
Intangibles	1,234	--
Other assets	5	--
Change in Goodwill for purchase price adjustments	60	(130)
Accounts payable	(70)	132
Accrued expenses	(106)	--
Common stock issued for acquisition	(1,553)	--
Total cash paid in acquisitions, net of cash acquired	$35	$ --

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2010
(Unaudited)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (“the Company”) provides machine to machine (M2M) communication technology solutions for critical industries worldwide.  The Company’s proprietary equipment and services encompass rugged wireless remote monitoring, mobile computing, and radio frequency identification (RFID) technologies that are deployed wherever high quality, reliability, and innovation are essential.  The Company also manufactures and provides integrated displays and custom electronic assemblies to numerous industries worldwide.  Primary markets include critical infrastructure related to energy production and distribution, agriculture, natural resource management, safety systems, and transportation.  The Company markets and supports its proprietary technology and products under its Pipeline Watchdog, Radix, eXtremeTAG, and DCI brand names.

On May 1, 2009, the Company’s two proprietary product subsidiaries, NTG, Inc. and Radix Corporation, merged with its electronic design and manufacturing services (“EDMS”) subsidiary, DCI, Inc.  DCI was renamed Elecsys International Corporation and operates under the Elecsys name.  The merger resulted in the integration of the engineering, production, service, and business development functions of all three organizations and was intended to improve collective efficiency while leveraging the strengths of the individual companies into a single operating subsidiary.  Elecsys continues to market its products and services under its various established brand names.

The Company’s sales are made to customers within the United States and several other international markets with an overall increase in international sales over the last several years.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements
In July 2009 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  All accounting literature is not included in the Codification will be non-authoritative.  The adoption of this ASC did not impact the Company’s financial statements or its results of operations.

Effective September 15, 2009 and pursuant to the provisions of ASC Topic 105, Generally Accepted Accounting Principles, the Company has updated references to GAAP in its financial statements issued for the period ended January 31, 2010.

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosures.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of ASC Topic 820 did not have an impact to the Company’s financial statements.

The Company has adopted ASC Topic 810, Consolidation.  ASC Topic 810 requires all entities to report non-controlling interests as equity in the consolidated financial statements.  The adoption of ASC Topic 810 did not have an impact to the Company’s financial statements or results from operations.

The Company has adopted ASC Topic 805, Business Combinations.  ASC Topic 805 establishes principles and requirements regarding how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree.  The adoption of ASC Topic 805 did not have an impact to the Company’s financial statements or results from operations.

The Company has adopted ASC Topic 855, Subsequent Events.  ASC Topic 855, effective for interim and annual periods ending after June 15, 2009, establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC Topic 855 was to be applied prospectively and the Company adopted the guidance with its July 31, 2009 financial statements.  The adoption did not have an impact to the Company’s financial statements or results from operations.

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

Inventories
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon.  Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of the quarterly inventory write-

down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.  The reserve balance is analyzed for adequacy along with the inventory review each quarter.

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

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is “more likely than not,” according to the criteria of ASC Topic 740, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  ASC Topic 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

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

3.           ACQUISITIONS OF ASSETS

MBBS.  On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. of Cortaillod, Switzerland for 175,000 shares of the Company’s common stock.  The Company made the strategic decision to grow through expansion into the specialized niche of rugged radio frequency identification (RFID) technology.  The Company acquired approximately $411,000 in tangible assets, including accounts receivable, inventory and equipment.  The Company also acquired all of the intellectual property and intangible assets owned by MBBS S.A.   The Company incurred acquisition costs of approximately $47,000, which have been expensed as incurred.  The transaction also includes performance related contingent consideration based on the annual revenues of the acquired product line over the next five years.  The total performance related contingency is limited to approximately 800,000 shares of the Company’s common stock and is subject to certain conditions that may impact the total amount to be paid.  As noted below, no contingency payments are expected to be made.

The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based on the fair value of the identifiable assets acquired and liabilities assumed.  The allocation of the purchase price for the identifiable assets purchased and liabilities assumed was as follows (in thousands):
Assets acquired:	Amounts
Accounts receivable	$50
Inventories	277
Equipment	84
Intangibles and Goodwill	310
721
Liabilities assumed:
Accounts payable	(48)
Accrued expenses	(62)
(110)
Cost of acquisition	$611

The purchase price in excess of the fair value of the tangible assets acquired has initially been allocated to intangibles and goodwill.  The Company uses several sources in determining the fair value of the various specific separately identifiable intangible assets, including an independent third party valuation expert.   The Company allocated $250,000 of the purchase price to the patents developed by MBBS.  The Company further determined, with the assistance of an independent third party valuation expert, that the useful life of the patents is 13 years.  The patents will be appropriately amortized over their useful life.  The remaining amount, approximately $60,000, which was allocated to goodwill is expected to be deductible for tax purposes.  The Company does not track assets by segments so goodwill and intangibles are not assigned to a specific segment.

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

SensorCast.  On January 4, 2010, the Company acquired the assets and assumed certain liabilities of SensorCast LLC (“SensorCast”) of Lenexa, Kansas for 266,325 shares of the Company’s common stock and $35,000 in cash.  SensorCast provides remote monitoring solutions to the oil and gas production and distribution industries.  The Company made this strategic acquisition in order to add the SensorCast technology and products to its remote monitoring product offerings and increase its customer base.  The Company acquired approximately $59,000 in tangible assets, including accounts receivable, inventory and equipment.  The Company also acquired all of the intellectual property and intangible assets owned by SensorCast.  The Company incurred acquisition costs of approximately $5,000, which have been expensed as incurred.

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
Assets acquired:	Amounts
Accounts receivable	$25
Inventories	4
Equipment	25
Deposits	5
Intangibles	984
1,043
Liabilities assumed:
Accounts payable	(22)
Accrued expenses	(44)
(66)
Cost of acquisition	$977

The purchase price in excess of the fair value of the tangible assets acquired has initially been allocated to intangibles on a preliminary basis.  The Company uses several sources in determining the fair value of the various specific separately identifiable intangible assets, including an independent third party valuation expert.   This may include product designs and technology, tooling and software, customer lists, and patents.  The Company has not yet determined the useful lives of the identifiable intangible assets.   These assets will be appropriately amortized over their useful lives once those lives have been determined.  Any amount that is allocated to goodwill after the purchase price has been allocated is expected to be deductible for tax purposes.  The Company does not track assets by segments so goodwill and intangibles are not assigned to a specific segment.

4.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

	January 31, 2010		April 30, 2009
Intangible Asset Description	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	$352	$(182)	$352	$(155)
Customer relationships	1,040	(209)	1,040	(148)
Trade name	530	(85)	530	(59)
Technologies	475	(47)	225	(25)
Unspecified intangibles	984	--	--	--
	$3,381	$(523)	$2,147	$(387)

Amortization expense for the three-month periods ended January 31, 2010 and 2009 was approximately $46,000 and $42,000, respectively.  Total amortization expense for the nine-month periods ended January 31, 2010 and 2009 was approximately $136,000 and $125,000, respectively.

Estimated amortization expense for the next five fiscal years ending April 30 and including the estimated amortization of the unspecified Sensorcast intangible assets amortized over an estimated 10 year useful life is as follows (in thousands):

Year	Amounts
2010	$71
2011	284
2012	284
2013	278
2014	266

The following table details the changes in the carrying amount of the Company’s goodwill (in thousands):

	January 31, 2010	April 30, 2009
Beginning Balance	$1,414	$1,544
Acquisition of businesses	60	--
Impairment charges	--	--
Other adjustments	--	(130)
Ending Balance	$1,474	$1,414

5.           INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $383,000 and $377,000, for the periods ended January 31, 2010 and April 30, 2009, respectively, are summarized by major classification as follows (in thousands):

	January 31, 2010	April 30, 2009
Raw material	$3,241	$4,762
Work-in-process	825	646
Finished goods	1,682	577
	$5,748	$5,985

A majority of the change between raw material and finished goods during the nine-month period ended January 31, 2010, was the result of an evaluation of the inventory during the consolidation of the Company’s subsidiaries which led to the reclassification of some subassemblies and other manufactured products from raw materials to finished goods.

6.           STOCK OPTION PLAN

At January 31, 2010, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  According to the terms of the Company’s 1991 stock option plan (the “Plan”) for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The Plan also provides for accelerated vesting if there is a change in control of the Company.  As of January 31, 2010, options to purchase approximately 317,250 shares were outstanding of which 286,250 are vested and exercisable.

 On May 1, 2006, the Company adopted ASC Topic 718, Compensation-Stock Compensation, for its equity-based compensation plan.  ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair value.  It further requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  Prior to the adoption of ASC Topic 718, the Company did not recognize the value of stock-based compensation issued to employees and directors in its Consolidated Statements of Operations, as all options granted under its equity-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the nine-month periods ended January 31, 2010 and 2009.

	Nine Months Ended January 31, 2010	Nine Months Ended January 31, 2009
Risk-free interest rate	2.93 – 3.17%	1.71 – 2.92%
Expected life, in years	6	6
Expected volatility	61.72 – 61.83%	35.10 – 37.96%
Dividend yield	0.0%	0.0%
Forfeiture rate	8.00 – 9.00%	5.00 – 6.30%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the nine-month periods ended January 31, 2010 and 2009, there were no exercises of stock options which triggered tax benefits, therefore net cash flow used in financing activities was unchanged as a result of the adoption of SFAS 123R.

At January 31, 2010, there was approximately $60,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.36 years.

The following table represents stock option activity for the nine-month period ended January 31, 2010:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options at April 30, 2009	320,750	$2.62	4.62 Years
Granted	21,500	3.72
Exercised	--	--
Forfeited	(25,000)	5.92
Outstanding options at January 31, 2010	317,250	$2.43	3.78 Years

Outstanding exercisable at January 31, 2010	286,250	$2.19	3.18 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 30,250 at January 31, 2010.  At January 31, 2010 the aggregate intrinsic value of options outstanding was approximately $428,000, and the aggregate intrinsic value of options exercisable was approximately $428,000.  The Company recognized share-based compensation expense of $28,000 and $64,000 for the nine-month periods ended January 31, 2010 and 2009, respectively.  The weighted-average fair value of the options granted in the nine-month period ended January 31, 2010 was $2.19 per option.

The following table summarizes information about stock options outstanding at January 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2010	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at January 31, 2010	Weighted-Average Exercise Price
$0.01 - $1.00	95,500	2.23 years	$0.81	95,500	$0.81
$1.01 - $2.00	47,500	2.84 years	$1.25	47,500	$1.25
$2.01 - $3.00	51,000	0.01 years	$2.25	51,000	$2.25
$3.01 - $4.00	101,500	7.00 years	$3.70	80,000	$3.70
$4.01 - $5.00	1,667	0.13 years	$4.70	1,667	$4.70
$5.01 - $6.00	5,000	7.80 years	$5.90	3,333	$5.90

$6.01 - $7.00	3,333	0.10 years	$7.00	3,333	$7.00
$7.01 - $8.00	11,750	8.61 years	$7.05	3,917	$7.05
Total	317,250	3.78 years	$2.43	286,250	$2.19

7.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$64	$213	$(654)	$747

Denominator:
Weighted average common shares Outstanding – basic	3,552	3,296	3,460	3,292
Effect of dilutive options outstanding	128	139	--	151
Weighted average common shares outstanding – diluted	3,680	3,435	3,460	3,443

Options to purchase 317,250 shares of common stock as of the nine-month period ended January 31, 2010, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

8.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of January 31, 2010, the Company had multiple credit agreements, including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

On August 13, 2009, the Company renewed its operating line of credit that provides the Company and its subsidiary with short-term financing for their working capital requirements.   The line of credit at that time totaled $5,000,000 and accrued interest at the lower of the prime rate or an interest rate floor of 5.50%.  As of the time that the line of credit was refinanced, the line of credit accrued interest at 5.50%.  The line of credit was secured by accounts receivable and inventory, expired on February 13, 2010, and had a borrowing capacity calculated as a specified percentage of accounts receivable and inventory.  The line of credit contained various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.

On October 30, 2009, the Company refinanced its credit agreements with a regional lender based in Kansas City, Missouri.  Actual funding was on November 2, 2009.  The credit agreements included an increased operating line of credit of $6,000,000 and the long-term financing of the Company’s production and headquarters facility.  The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory and expires on October 30, 2011.  The total amount of borrowing base for the line of credit as of January 31, 2010 was calculated as approximately $4,345,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on January 31, 2010.  The line of credit contains various covenants, including a financial covenant pertaining to the total amount of tangible net worth.  As of January 31, 2010, the Company is in compliance with all of the covenants. The $3,850,000 in borrowings outstanding on the line of credit as of January 31, 2010 is presented on the balance sheet as long-term in accordance with the terms of the new line of credit that was signed on October 30, 2009 and funded on November 2, 2009.  The Company’s long-term financing includes Industrial Revenue Bonds which were acquired by the Company’s new financial institution under the same financial terms of the original financing agreement.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	January 31, 2010	April 30, 2009
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of January 31, 2010), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,304	$3,393

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at January 31, 2010) plus/minus 0.5% performance based interest, due in full on October 30, 2011, secured by accounts receivable and inventory.	3,850	--
	7,154	3,393
Less current maturities	126	121
Total long-term debt	$7,028	$3,272

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2010	$32
2011	128
2012	3,984
2013	142
2014	150
Thereafter	2,718
$7,154

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

Effective May 1, 2009, the Company reorganized its operating subsidiaries by merging NTG and Radix, with DCI.  DCI was renamed Elecsys International Corporation.  The intent of the reorganization was the ability to leverage the operations, business development and engineering functions for greater efficiency and cost management.  The Company now measures the sales and gross margins of two primary business segments, Electronic Design and Manufacturing Services (“EDMS”) and Proprietary Products (“Proprietary”).   The EDMS business segment consists primarily of the product lines and services which DCI produced, including custom electronic assemblies, engineering services, customer liquid crystal displays and other interface technologies.  The Proprietary business segment is made up of the former NTG and Radix products and services and includes remote monitoring hardware and messaging services in addition to ultra-rugged hand held computers, peripherals and maintenance contract revenues.  The Company’s remaining activities are presented as unallocated and include corporate level expenses and corporate management fee revenue that are performed in a centralized environment and are not attributable to a particular business segment.  These activities are reported in the reconciliation of the segment totals as “Other” items.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.  The information presented for the three-month and nine-month periods ended January 31, 2009 has been restated for comparable purposes.

	Three Months Ended January 31, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$2,763	$1,978	$ --	$4,741

Segment gross margin	$523	$990	$ --	$1,513

	Three Months Ended January 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$2,726	$2,306	$ --	$5,032

Segment gross margin	$1,138	$783	$ --	$1,921

	Nine Months Ended January 31, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$7,135	$5,122	$104	$12,361

Segment gross margin	$1,313	$2,465	$104	$3,882

	Nine Months Ended January 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$9,137	$8,661	$ --	$17,798

Segment gross margin	$3,830	$2,930	$ --	$6,760

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Products and services:
Electronic interface assemblies	$2,596	$2,585	$6,737	$8,723
Remote monitoring solutions	1,322	1,049	3,015	2,663
Rugged mobile computing	548	1,257	1,929	5,998
Engineering services	63	127	190	307
Other	212	14	490	107
Total sales	$4,741	$5,032	$12,361	$17,798

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Nine Months Ended January 31,
	2010	2009
Warranty reserve balance at beginning of period	$122	$122
Expense accrued	204	98
Warranty costs incurred	(167)	(88)
Warranty reserve balance at end of period	$159	$132

11.           SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events up to and including March 11, 2010, which is the date the financial statements were available.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
 Results of Operation.

Overview

Elecsys Corporation (“the Company”) provides Machine to Machine (M2M) communication technology solutions for critical industries worldwide.  The Company’s proprietary equipment and services encompass rugged wireless remote monitoring, mobile computing, and radio frequency identification (RFID) technologies that are deployed wherever high quality, reliability, and innovation are essential.  The Company also provides integrated displays and custom electronic assemblies to numerous industries worldwide.  Primary markets include critical infrastructure related to energy production and distribution, agriculture, natural resource management, aerospace, safety and security systems, and transportation.  The Company markets and supports its products and technology under its Pipeline Watchdog, Radix, eXtremeTAG, and DCI brand names.

On May 1, 2009, the Company’s two proprietary product subsidiaries, NTG, Inc. and Radix Corporation, merged with its EDMS subsidiary, DCI, Inc.  The resulting subsidiary was renamed Elecsys International Corporation.  The merger resulted in the integration of the engineering, production, service, and business development functions of all three organizations and was intended to improve collective efficiency while leveraging the strengths of the individual companies into a single operating subsidiary.

On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. (“MBBS”) of Cortaillod, Switzerland.  MBBS designed and produced radio frequency identification (RFID) solutions for extremely harsh environments.  The Company acquired approximately $411,000 in tangible assets, including accounts receivable, inventory and equipment, in addition to all of the patents, intellectual property and intangible assets owned by MBBS, in exchange for 175,000 shares of the Company’s common stock.  The fair value of the 175,000 shares of common stock was $611,000 on June 30, 2009.  The agreement also contained a provision for additional performance related consideration that is subject to certain conditions and is limited to approximately 800,000 shares of the Company’s common stock.  The Company has determined that it is unlikely that any additional contingent consideration will be paid related to this acquisition.  The Company completed its assessment based on the terms of the agreement and the Company’s expectations of the growth of the eXtremeTAG product line in relation to its total overall revenue growth over the period covered by the agreement.

On October 30, 2009, the Company renewed its operating line of credit and refinanced its long-term financing secured by its operations and headquarters facility in Olathe, Kansas.  The new $6,000,000 line of credit provides the Company with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on October 30, 2011.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is actually determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on January 31, 2010.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth.  As of January 31, 2010 the Company was in compliance with all covenants.

On January 4, 2010, the Company acquired the assets and assumed certain liabilities of SensorCast LLC of Lenexa, Kansas.  SensorCast provides remote monitoring solutions to the oil and gas production and distribution industries.  The Company made the strategic decision to acquire the SensorCast technology and products to both broaden its remote monitoring product offerings and increase its customer base.  The Company acquired approximately $59,000 in tangible assets, including accounts receivable, inventory and equipment as well as all of the intellectual property and intangible assets owned by SensorCast.  The purchase price of the acquisition was 266,325 shares of the Company’s common stock that are not freely transferable and $35,000 in cash.

Results of Operations

Three Months Ended January 31, 2010 Compared With Three Months Ended January 31, 2009.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	January 31, 2010		January 31, 2009
Sales	$4,741	100.0%	$5,032	100.0%
Cost of products sold	3,228	68.1%	3,111	61.8%
Gross margin	1,513	31.9%	1,921	38.2%
Selling, general and administrative expenses	1,427	30.1%	1,695	33.7%
Operating income	86	1.8%	226	4.5%
Interest expense	(82)	(1.7%)	(92)	(1.8%)
Other income, net	(2)	(0.0%)	1	0.0%
Income before income tax (benefit) expense	2	0.1%	135	2.7%
Income tax (benefit)	(62)	(1.3%)	(78)	(1.5%)
Net income	$64	1.4%	$213	4.2%
Net income per share – basic	$0.02		$0.06
Net income per share – diluted	$0.02		$0.06

Sales for the three months ended January 31, 2010 were approximately $4,741,000, a decrease of $291,000, or 5.8%, from $5,032,000 for the comparable period of fiscal 2009.
Sales for the EDMS segment were approximately $2,763,000, an increase of $37,000, or 1.4%, from $2,726,000 in the prior year period.  The increase in sales to outside customers was a result of steady increases in bookings during the most recent two quarters led by the addition of new customers.  We continued to experience the effects of a weakened economy, which resulted in cautious order patterns from our long-time customers and some delays in bookings from new customers.  As a result of both the addition of several new customers, the continued transition of several projects from our design group into production and current scheduled orders in backlog, we anticipate increases in sales in the coming fiscal quarters as compared to both the comparable period of the prior fiscal year and the just completed quarter.
Sales of our proprietary products and services were $1,978,000 for the three-month period ended October 31, 2009, which was a $328,000, or 14.2%, decrease from sales of $2,306,000 in the prior year period.
Sales of our Radix rugged hand held computer hardware, peripherals and related services, including maintenance contract revenues, were approximately $548,000, a decrease of $709,000, or 56.4%, from the prior year period.  The decrease in sales resulted from fewer hardware units sold as compared to the period in the previous year.  The Company completed the development of the new handheld model FW950 during the previous fiscal quarter, and made initial shipments of this new product during the current fiscal quarter.  We continue to receive orders and customer interest for handheld computers and anticipate that sales of the new FW950 will contribute to an increase in overall sales of Radix products and services.  We expect to show modest increases in Radix product and services sales over the remainder of the current fiscal year and for that the trend to continue into the subsequent fiscal year.
Sales of our Pipeline Watchdog remote monitoring equipment and related services were approximately $1,322,000 for the three-month period ended January 31, 2010, an increase of $273,000, or 26.0%, from the three-month period ended January 31, 2009.  The increase in sales of remote monitoring equipment was the product of an increase in customer orders received and shipped during both the previous quarter and the recently completed fiscal quarter.  Sales of remote monitoring equipment are expected to increase over the next few quarters as a result of continued strong demand for our WatchdogCP products resulting in future orders and shipments, the introduction of new products into the marketplace, our expansion into new international markets, and the addition of SensorCast products and customers.
Sales for our eXtremeTAG product line during the current period were approximately $8,000.  We anticipate sales to increase as compared to the current period as we continue to add products to our complete RFID solutions and to market, generate and receive customer inquiries and orders.
Additional miscellaneous revenues, allocated between the EDMS and proprietary product business segments, totaled approximately $204,000 for the three-month period ended January 31, 2010 and are related to freight, engineering services, and repairs and parts billings. These sales totaled approximately $14,000 in the three-month period ended January 31, 2009.

Total consolidated backlog at January 31, 2010 was approximately $3,933,000, an increase of $866,000, or 28.2%, from a total backlog of $3,067,000 on April 30, 2009 and a decrease of approximately $1,019,000 from a total backlog of $4,952,000 on October 31, 2009.  The increase in the backlog from the end of the prior fiscal year is the result of increases in orders from current and new customers of our electronic design and manufacturing services as well as orders for our proprietary products.  EDMS orders typically are for shipments and services over a specified period of time or delivery schedule.  Orders for our proprietary products are typically completed and shipped to the customer soon after the order is received.  Some larger proprietary product orders will have a specific delivery schedule in which case the future deliveries are calculated in consolidated backlog.

Gross margin for the three-month period ended January 31, 2010 was 31.9% of sales, or $1,513,000, compared to 38.2% of sales, or $1,921,000, for the three-month period ended January 31, 2009.  This was a decrease of $408,000 from the comparable period of fiscal 2009.
The gross margin for EDMS was $523,000, or 18.9% of sales, a decrease of $615,000 from $1,138,000, or 41.7% of sales, as compared to the prior year period.  This decrease was the result of lower margin sales and lower production efficiency during the current period as well as the favorable impact of intercompany margin for the proprietary products manufactured by the EDMS subsidiary in the previous period.
Gross margin for proprietary products was approximately $990,000, or 50.1%,for the three-month period ended January 31, 2010 as compared to $783,000, or 34.0%, for the three-month period ended January 31, 2009.  The increase of $207,000 in gross margin for the proprietary products and services was the result of increases in sales of higher margin Pipeline Watchdog products and network services offset by a decrease in sales of rugged handheld computer hardware.
We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,427,000 for the three-month period ended January 31, 2010.  This was a decrease of $268,000, or 15.8%, from total SG&A expenses of $1,695,000 for the three-month period ended January 31, 2009.  SG&A expenses were 30.1% of sales for the fiscal quarter as compared to 33.7% of sales for the comparable period for fiscal 2009.  Corporate expenses increased approximately $15,000 from the comparable period of the prior year mainly due to higher professional fees for accounting services during the period.  During the three-month period ended January 31, 2010, we recognized approximately $49,000 of expenses that were related to the MBBS integration and $28,000 of expenses related to the SensorCast integration.  These costs include personnel, travel, and operating costs.  The costs related to the transition of the operations of MBBS from Switzerland to Olathe, Kansas were completed during the current period and minimal expenses remain to be paid in the fourth quarter of the fiscal year.  The Company estimates that the transition costs from the SensorCast acquisition will be minimal other than the addition of some key employees.  These increases in SG&A costs were offset by decreases in personnel and personnel-related expenses of approximately $140,000, a $56,000 reduction of facility and other office costs partially as a result of sub-leasing our office space in Sandy, Utah, and a decrease in travel expenses of $52,000.
Considering the recent acquisitions and their related integration expenses combined with lower personnel and personnel-related costs, we expect that our SG&A expenses, will be at or near their current levels for the remainder of the fiscal year.  We believe that investing in people, systems, and capabilities is vital to our ability to grow and acquire new customers.  We will continue to invest in our growth and intensify our investments in product development, marketing, and sales which are likely to lead to increases in SG&A expenses in future periods.

Operating income for the three-month period ended January 31, 2010 was approximately $86,000, a decrease of $140,000 from operating income of $226,000 for the three-month period ended January 31, 2009.

Financial expense, including interest expense, was $84,000 and $91,000 for the three-month periods ended January 31, 2010 and 2009, respectively.  The slight decrease of $7,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period as well as a decrease in the interest rate as a result of the refinancing of the line of credit.  During the three-month period ended January 31, 2010, there were no additional borrowings on the operating line of credit and the total amount outstanding is $3,850,000.  .  The total amount of borrowing base for the line of credit as of January 31, 2010 was calculated as approximately $4,345,000.  There was an additional $3,304,000 in outstanding long-term borrowings at the end of the fiscal quarter.   We plan to utilize the operating line of credit when necessary over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable or decrease.

An income tax benefit was recorded for the three-month period ended January 31, 2010 of approximately $62,000.  An income tax benefit of $78,000 was recognized for the three-month period ended January 31, 2009.  The income tax benefit realized in both the current period and the prior year period resulted from the recognition of certain state income tax adjustments, state income tax credits, and the benefit derived from the domestic manufacturing deduction.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

Consequently, as a result of the above factors, net income was $64,000, or $0.02 per diluted share, for the three-month period ended January 31, 2010 as compared to net income of $213,000, or $0.06 per diluted share, reported for the three-month period ended January 31, 2009.

Nine Months Ended January 31, 2010 Compared With Nine Months Ended January 31, 2009.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Nine Months Ended
	(In thousands, except per share data)
	January 31, 2010		January 31, 2009
Sales	$12,361	100.0%	$17,798	100.0%
Cost of products sold	8,479	68.6%	11,038	62.0%
Gross margin	3,882	31.4%	6,760	38.0%
Selling, general and administrative expenses	4,743	38.4%	5,367	30.2%
Operating (loss) income	(861)	(7.0%)	1,393	7.8%
Interest expense	(295)	(2.4%)	(316)	(1.8%)
Other income, net	(1)	(0.0%)	2	0.0%
Income (loss) before income taxes	(1,157)	(9.4%)	1,079	6.0%
Income tax (benefit) expense	(503)	(4.1%)	332	1.8%
Net (loss) income	$(654)	(5.3%)	$747	4.2%
Net (loss) income per share – basic	$(0.19)		$0.23
Net (loss) income per share – diluted	$(0.19)		$0.22

Sales for the nine months ended January 31, 2010 were approximately $12,361,000, a decrease of $5,437,000, or 30.6%, from $17,798,000 for the comparable period of fiscal 2009.
Sales for the EDMS segment were approximately $7,135,000, a decrease of $2,002,000, or 21.9%, from $9,137,000 in the prior year period.  The decrease in sales to outside customers was a result of lower bookings during the preceding quarters, primarily in the second half of fiscal 2009 and early fiscal 2010, due to lingering effects of the weakened economy, the resulting cautious order patterns from our long-time customers and delays in bookings from new customers.  These events led to a decrease in sales during the first half of fiscal 2010 which greatly contributed to the decrease in sales for the fiscal year-to-date period.  The current fiscal quarter sales were slightly higher than the comparable period of the prior year.  We continue to anticipate, as a result of the addition of several new customers, the transition of several projects from our design group into production, and current scheduled orders in backlog, an increase in EDMS sales for the remainder of the fiscal year as compared to both the comparable period of the prior fiscal year and the first half of the current fiscal year.  Sales of our proprietary products and services were $5,122,000 for the nine-month period ended January 31, 2010, which was a $3,539,000, or 40.9%, decrease from sales of $8,661,000 in the prior year period.

Sales of our Radix rugged hand held computer hardware, peripherals and related services, including maintenance contract revenues, were approximately $1,888,000, a decrease of $4,110,000, or 68.5%, from the prior year period.  This decrease in sales was compared to the record deliveries of rugged hand held computer hardware and peripherals in the prior year period that included a single order of approximately $2.6 million.  This order for Radix hardware was the initial phase of a larger project that we believe will periodically generate similar orders over the next few years.  During the second fiscal quarter, we completed development of the newest model of the Radix handheld computer, the model FW950 and delivered the first units during this fiscal quarter.  We expect that sales of the new FW950 will contribute to an increase in overall sales of Radix products and services, and we expect to show modest increases in sales over the remainder of the fiscal year as compared to the comparable period of the prior fiscal year.
Sales of our Pipeline Watchdog remote monitoring equipment and related services were approximately $3,015,000 for the nine-month period ended January 31, 2010, an increase of $352,000, or 13.2%, from the nine-month period ended January 31, 2009.  The increase in sales of remote monitoring equipment was the product of an increase in customer orders received and shipped during first half of the fiscal year and the recently completed fiscal quarter.  Sales of remote monitoring equipment are expected to increase over the next few quarters as compared to the recently completed fiscal quarter due to continued strong demand for our WatchdogCP products, the introduction of new products into the marketplace, our expansion into new international markets, and from the addition of the SensorCast products and customers.
Sales for our eXtremeTAG product line since the acquisition of MBBS assets on June 30, 2009 were approximately $46,000. The Company anticipates that sales of our eXtremeTAG products will continue to increase in the coming quarters as we continue to market our complete RFID solutions and continue to generate and receive customer inquiries and orders.
Additional miscellaneous revenues, allocated between the EDMS and proprietary product business segments, totaled approximately $490,000 for the nine-month period ended January 31, 2010 are related to freight, engineering services, and repairs and parts billings.  These sales totaled approximately $107,000 in the nine-month period ended January 31, 2009.
Additionally, we realized approximately $104,000 of management consulting fees during the nine-month period ended January 31, 2010.  The management consulting contract engaged us to manage and perform consulting services for MBBS during the period between the original announcement of the Stock Purchase Agreement on March 19, 2009 and the signing and closing of the Asset Purchase Agreement on June 30, 2009.

Gross margin for the nine-month period ended January 31, 2010 was 31.4% of sales, or $3,882,000, compared to 38.0% of sales, or $6,760,000, for the nine-month period ended January 31, 2009.  This was a decrease of $2,878,000 from the comparable period of fiscal 2009.
The gross margin for the EDMS business segment was $1,313,000, or 18.4% of sales, a decrease of $2,517,000 from $3,830,000, or 41.9% of sales, as compared to the prior year nine month period.  This decrease was the result of lower sales volumes and its effect on production efficiency during the current period as well as the favorable impact of intercompany margin for the proprietary products manufactured by the EDMS subsidiary in the previous period.

Gross margin for proprietary products was approximately $2,465,000, or 48.1%, for the nine-month period ended January 31, 2010 as compared to $2,930,000, or 33.8%, for the nine-month period ended January 31, 2009.  The decrease in gross margin dollars for our proprietary products and services was driven by a decrease in Radix product sales from the previous comparable prior year period that included a single delivery of approximately $2.6 million in rugged hand held computers and peripherals.
We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $4,743,000 for the nine-month period ended January 31, 2010.  This was a decrease of $624,000, or 11.6%, from total SG&A expenses of $5,367,000 for the nine-month period ended January 31, 2009.  SG&A expenses were 38.4% of sales for the year-to-date period as compared to 30.2% of sales for the comparable period for fiscal 2009.  Corporate expenses increased approximately $98,000 from the comparable period of the prior year mainly due to higher professional fees for accounting services, consulting fees and investor relations efforts during the period.  During the nine-month period ended January 31, 2010, we recognized approximately $292,000 of expenses that were related to the MBBS integration and $28,000 of expenses related to the SensorCast acquisition.  These costs include personnel, travel, and operating costs.  The costs will decrease in future periods as a result of the completion of the transition of the operations of MBBS from Switzerland to Olathe, Kansas that occurred during the period.  These increases in SG&A costs were offset by decreases in personnel and personnel-related expenses of approximately $484,000, a $92,000 reduction of facility and office costs partially as a result of sub-leasing our office space in Sandy, Utah, decreases in support engineering expenses of $74,000 and a decrease in travel expenses of $92,000.  The largest impact on the decrease in SG&A expenses during the period was a decrease in commissions of approximately $300,000 that was directly related to the Radix product sales of $2.6 million in the comparable period of the prior year.
Taking into account the recent acquisitions and their related integration expenses combined with lower personnel and personnel-related costs, we expect that our SG&A expenses will be at or near the levels reported in the current fiscal quarter for the remainder of the fiscal year.  We believe that investing in people, systems, and capabilities is vital to our ability to grow and acquire new customers.  We will continue to invest in our growth and intensify our investments in product development, marketing, and sales which are likely to lead to increases in SG&A expenses in future periods.

Operating loss for the nine-month period ended January 31, 2010 was approximately $861,000, a change of $2,254,000 from operating income of $1,393,000 for the nine-month period ended January 31, 2009.  Financial expenses, including interest expense, were $297,000 and $314,000 for the nine-month periods ended January 31, 2010 and 2009, respectively.  This decrease of $17,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period.  During the nine-month period ended January 31, 2010, there were no additional borrowings on the operating line of credit and $150,000 in payments that lowered the total amount outstanding to $3,850,000.  The total amount of borrowing base for the line of credit as of January 31, 2010 was calculated as approximately $4,345,000.  As of January 31, 2010, there was $3,304,000 outstanding in long-term borrowings compared to $3,424,000 at January 31, 2009.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.   We plan to utilize the operating line of credit when necessary over the next few quarters and anticipate that the amount of outstanding borrowings will remain stable or decrease.

An income tax benefit was recorded for the nine-month period ended January 31, 2010 of approximately $503,000 as a result of the loss recorded for the period.  Income tax expense was approximately $332,000 for the nine-month period ended January 31, 2009, which was a product of the income that was generated for that period.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

As a result of the above factors, net loss was $654,000, or $0.19 per diluted share, for the nine-month period ended January 31, 2010 as compared to net income of $747,000, or $0.22 per diluted share, reported for the nine-month period ended January 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents increased $230,000 to $358,000 as of January 31, 2010 compared to $128,000 at April 30, 2009.  This increase was primarily the result of cash provided by reductions in inventory and increases in accounts payable slightly offset by debt payments, increases in income tax refund receivables, purchases of equipment and cash paid for acquisitions.

Operating activities.  Our consolidated working capital increased approximately $3,734,000 for the nine-month period ended January 31, 2010.  The increase was primarily due to the change in the classification of the operating line of credit from a current liability to long-term as a result of the refinancing of the line of credit on October 30, 2009.  Other current liabilities were also impacted by increases in the balance in accounts payable and accrued expenses.  Current assets decreased slightly as a result of reductions in accounts receivable and inventory as a consequence of an overall decrease in sales during the nine-month period ended January 31, 2010 that were offset by increases in income taxes receivable and deferred taxes.  Operating cash receipts totaled approximately $12,413,000 and $18,887,000 during the nine-month periods ended January 31, 2010 and 2009, respectively.  The decrease is the result of the decrease in sales for the current period in combination with the reduction in receivables as compared to the prior year.  Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $11,886,000 for the nine-month period ended January 31, 2010 and $17,818,000 for the nine-month period ended January 31, 2009. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements

.

Investing activities.  Cash used in investing activities totaled $58,000 during the nine-month period ended January 31, 2010 as a product of purchases of equipment for $23,000 and the $35,000 of cash paid for the SensorCast assets and liabilities.  During the period ended January 31, 2009, purchases of equipment totaled $276,000 and proceeds from the sale of equipment were $1,000.

Financing activities.  For the nine-month period ended January 31, 2010 there were no additional borrowings on the operating line of credit.  Total payments on the line of credit were $150,000 for the period while payments on long-term debt totaled approximately $89,000.  During the nine-month period ended January 31, 2009, total borrowings on the operating line of credit were $4,039,000 which was primarily used to finance our operations which was offset by principal payments of $4,820,000 on the operating line of credit.  Total long-term debt payments during the previous year’s period were $755,000.  Also included in financing activities for the previous period of the prior year was $41,000 of cash provided by the exercise of stock options.  As of January 31, 2010, there were $3,850,000 borrowings outstanding on the operating line of credit which was the result of borrowings that occurred in previous periods.

On October 30, 2009, the Company renewed its operating line of credit and refinanced its long-term financing secured by its operations and headquarters facility in Olathe, Kansas.  The new $6,000,000 line of credit provides the Company with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on October 30, 2011.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory which totaled approximately $4,345,000 as of January 31, 2010.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio.  The loan agreement has various covenants, including a financial covenants pertaining to the maintenance of total tangible net worth.  As of January 31, 2010 the Company was in compliance with all covenants.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow the sales of its proprietary technology and products, the Company’s dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, an inability to integrate, manage and grow any acquired business or underlying technology,  potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q, the annual report on Form 10-K, and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2010.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2010, the Company issued 266,325 shares of common stock in accordance with an Asset Purchase Agreement to acquire the assets and assume certain liabilities of SensorCast LLC of Lawrence, Kansas.  This sale was disclosed in a current report on Form 8-K on January 5, 2010.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

March 11, 2010	By:	/s/ Karl B. Gemperli
Date		Karl B. Gemperli
President and Chief Executive Officer (Principal Executive Officer)

March 11, 2010	By:	/s/ Todd A. Daniels
Date		Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description
10.1
Asset Purchase Agreement dated January 4, 2010 between Elecsys Corporation & Sensor Cast LLC, attached as Exhibit 1.1 of the company's Form 8-K filed January 5, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

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