Form 10-K
period 2010-04-30
ELECSYS CORP
filed 2010-07-28
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal year ended April 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to _________

Commission file number 0-22760

ELECSYS CORPORATION
(Exact name of Registrant as Specified in its charter)
Kansas		48-1099142
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

846 N. Mart-Way Court, Olathe, KS		66061
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (913)647-0158

Securities registered under Section 12(b) of the Exchange Act:
Title of each class		Name of Each Exchange on Which Registered
Common Stock, $.01 par value		NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]Yes [X]No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not  contain, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
.
[ ] Large accelerated filer                                           [ ] Accelerated filer                                           [ ] Non-accelerated filer                                                      [X] Smaller Reporting Company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ]No[X]

The aggregate market value of the Common Stock held by non-affiliates as of October 31, 2009, was approximately $10,930,709 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,788,512 shares of Common Stock, $.01 par value, outstanding as of July 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2010 Annual Meeting are incorporated by reference into Part III.

ELECSYS CORPORATION AND SUBSIDIARIES
FORM 10-K
Year Ended April 30, 2010

Part I

Item 1. BUSINESS

General

Elecsys Corporation (“Elecsys” or “the Company”) provides innovative machine to machine (M2M) data acquisition, telemetry, and analysis systems, as well as custom electronic equipment, for critical industrial applications worldwide.  Elecsys proprietary equipment and services encompass rugged remote monitoring, wireless communication, mobile computing, and radio frequency identification technologies that are deployed wherever high quality and reliability are essential.  Elecsys also provides integrated displays and custom electronic assemblies to numerous industries.  The Company’s primary markets include energy infrastructure, safety and security systems, industrial controls, irrigation and water management, transportation, military, and aerospace.  Elecsys markets and supports its proprietary technology and products and services under its NTG, Pipeline Watchdog, SensorCast, Radix, eXtremeTAG, and DCI trade names.

Through its DCI brand, the Company provides custom electronic design and manufacturing services (EDMS) for original equipment manufacturers (OEMs) in diverse industrial markets.  Elecsys has specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies that integrate a variety of interface technologies, such as custom liquid crystal displays (LCDs), keypads, and touchscreens with circuit boards and other electronic components.  Elecsys seeks to become an extension of an OEM’s organization by providing key expertise that enables rapid development and manufacture of electronic products from product conception through volume production.

Under its NTG, Pipeline Watchdog, and SensorCast brand names, Elecsys designs, markets, and provides remote monitoring and data telemetry solutions for the pipeline industry as well as other industrial markets.  The Company's wireless remote monitoring and communication devices utilize innovative technology and proprietary Elecsys software systems to provide full time, wireless status monitoring, alarm notification, and data reporting regarding the performance of many types of systems over the internet.  This highly reliable network, combined with its internet-based user interface, provides Elecsys' customers with active monitoring and control of a large population of field-deployed remote devices.

Elecsys designs, develops, and implements its Radix brand of ultra-rugged handheld computing solutions for tough environments where data integrity is paramount.  These solutions, which include handheld computers, printers, peripherals, and application software, are deployed in over 70 countries in applications that include utilities, transportation logistics, law enforcement, route accounting/deliveries, and inspection and maintenance.  The flexibility to custom configure solutions tailored to specific requirements has provided opportunities to expand the Radix products into new industries.

Elecsys develops and provides radio frequency identification (RFID) solutions for harsh and extreme environments using patented technology under its eXtremeTAG brand.  Elecsys offers complete RFID solutions, including custom tags, readers and software for a variety of applications at both end users and OEM partners within various segments of the industrial sector.

Elecsys is registered to the ISO 9001:2000 international quality standard, having received initial ISO 9001 certification in November 2000.  In addition, Elecsys is registered to the ISO 13485:2003 standard, which governs the design and manufacture of medical devices.  The Company is also registered with the U.S. Department of State, Directorate of Defense Trade Controls, for the production of restricted military and defense items in compliance with the Arms Export Control Act (AECA) and the International Traffic in Arms Regulations (ITAR).

Elecsys Corporation was incorporated in Kansas in 1991.  In June 2009, the Company acquired substantially all of the tangible assets, as well as all of the intellectual property and intangible assets and assumed certain liabilities of MBBS S.A. of Cortaillod, Switzerland.  MBBS designed and produced RFID solutions for extremely harsh environments.  In January 2010, the Company acquired the assets and assumed certain liabilities of SensorCast LLC of Lenexa, Kansas.  SensorCast provided remote monitoring solutions to the oil and gas exploration, production, and distribution industries.

Business

Operations. Elecsys operates its business primarily from the Company’s 60,000 square foot production and headquarters facility located in Olathe, Kansas.  Production and manufacturing of all Elecsys proprietary products and substantially all design and manufacturing services are accomplished from this facility.  All engineering resources associated with product design, research and development, and OEM electronic design services are also located at the Company's headquarters facility.  To gain and support its customers, Elecsys utilizes a combination of both a direct sales force and a network of business partners located throughout the world, specialized by technology, industry, or geographical region.  Elecsys operates several satellite locations around the world to provide sales and technical support to its customers and business partners.  We believe that there is sufficient surplus capacity within our present facilities to accommodate the Company’s anticipated growth over the next several years.

Electronic Design and Manufacturing Services (EDMS).  Elecsys provides a range of design, manufacturing, integration and testing services to OEMs that desire a cost-effective single source for the development and production of custom electronic assemblies that integrate specialized interface technologies with high quality electronic production.  The Elecsys strategy is to leverage its expertise as a technical partner that can integrate specialized technologies, such as custom LCD fabrication, wireless communication interfaces, and microelectronic assembly to provide solutions tailored to our customers’ specific electronic needs.  Elecsys designs, manufactures, integrates, and tests a wide variety of electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules.  The electronic interfaces, assemblies, and LCDs that Elecsys produces, or imports, are used in aerospace, industrial, communications, safety, transportation, military, and other applications.

EDMS sales are made primarily to customers in the United States, Canada and a few other international markets, which are serviced primarily by in-house sales and program management personnel.  Elecsys views its OEM customers as strategic partners and works to provide them with broad technical services and excellent customer care.  A strategic operating objective is to form long-term business relationships with customers by developing a technological partnership between Elecsys and the customer.

The Elecsys engineering staff provides hardware design, software design and component engineering services to OEMs.  Our manufacturing processes produce assemblies incorporating both conventional electronic packaging and high-density configurations, including ball grid array (BGA) and microelectronic technologies.  Elecsys maintains manufacturing capabilities that include automated surface mount technology component placement, automated solder paste application and soldering, automated through-hole component insertion, wire bonded chip on board microelectronic assembly, and complete in-circuit and functional testing services.  Elecsys integrates our customers’ electronic assemblies with numerous specialized interface technologies such as custom LCDs, touchscreens, wireless communications and other user input devices as well as application specific backlights and illumination sources.

The Company’s LCD fabrication process produces custom LCDs that are used to display information in a variety of applications from commercial and industrial to aerospace and military products.  Elecsys fabricates highly specialized and low-to-medium volume custom LCD devices in its Class 10000 cleanroom located in our primary facility in Olathe, Kansas.  Elecsys also maintains relationships with several offshore LCD manufacturers to source higher volume customer requirements.  Elecsys is capable of designing and manufacturing a complete display module involving both the custom LCD device and the supporting electronics.  The Company believes that only a limited number of competitors currently have the capability to produce such complete modules.

Elecsys believes that its design, manufacturing, and integration capabilities, combined with its materials management expertise, make it an effective single resource for product development and production that allows customers to integrate their supply chains and reduce their vendor bases.  The Company’s ideal customer requires both design and manufacturing services and places a high value on quality, reliable delivery and customer service.  This strategy of focusing on specialized display and interface technologies differentiates Elecsys from conventional domestic electronic manufacturing services (EMS) providers.

Remote Monitoring and Data Telemetry Solutions.  Elecsys provides wireless, internet-based remote monitoring equipment and data communication services for various industrial monitoring applications. The Company’s strategy is to focus product and market development on industrial monitoring applications that require wide-area wireless networking technologies and proprietary field application hardware.  Elecsys provides various application specific remote monitoring units that are integrated with centralized data services that operate using the Company’s proprietary WatchdogCP Web Monitor software and data center.  In addition to initial equipment revenue, each remote monitor generates monthly license and network services revenue. Remote monitoring and data telemetry solution sales are conducted primarily through direct marketing and sales efforts combined with independent sales representatives with expertise in the energy pipeline market.  The Company also exhibits at key national, international, and regional trade conferences and expositions. Elecsys currently sells its remote monitoring and data telemetry products and services throughout North America and select markets in the Middle East and South America.

The WatchdogCP Web Monitor is comprised of a variety of remote monitoring devices that use the digital cellular network infrastructure, the Inmarsat-D satellite data transmission system, or proprietary communication systems to link into an internet-based back-end network and customer interface.  The remote devices, proprietary designs and technology pioneered by the Company monitor functions such as voltages, currents, temperatures, levels, and pressures, and allow control activity and data collection to take place at remote sites.  By utilizing the capacity, coverage, and capability of existing communication infrastructure, the WatchdogCP Web Monitor can receive data from and deliver information to remote devices.  When combined with its internet-based user interface, customers can directly access and control a large population of field-deployed remote monitoring and data telemetry devices.

Elecsys initially targeted the oil and gas pipeline market where numerous applications currently exist for our products and services.  The Company believes that the availability of cellular and satellite digital data channels, and the low cost of sending periodic, by-exception data over the wireless infrastructure, is an ideal means to automate the monitoring and data collection tasks required by the pipeline industry.  Thousands of Elecsys remote monitors have been deployed in various applications and locations that provide recurring license and network service revenues to the Company.

During the past year, Elecsys expanded its integrated data collection and reporting solutions for the pipeline and energy exploration and production industries through its acquisition of the SensorCast products and technology.  The proprietary True Report by Exception (RBX) technology developed by SensorCast allows for transmission of complete logs of measurement data at a fraction of the bandwidth and cost of conventional communications protocols.  In addition to the Pipeline Watchdog products, Elecsys provides end-to-end solutions, encompassing reliable data acquisition hardware, proprietary communication protocols, and a secure web-based data management system, for monitoring and controlling critical assets on pipelines, oil and gas wells, storage tanks, pump stations, and other infrastructure.  Data from devices monitored using the SensorCast technology can be integrated with existing supervisory control and data acquisition (SCADA) and database systems, allowing customers to cost-effectively expand their control systems to manage remote assets.  As Elecsys continues to build its presence in the industrial M2M markets, the Company remains focused on developing additional hardware, software, and communication solutions that provide critical operational data from remote sites to enhance the efficiency of the Company’s customers’ industrial operations.

Mobile Computing.  Elecsys designs, develops, and implements ultra-rugged handheld computing solutions for use in demanding environments where data integrity is paramount.  With the Radix brand, Elecsys has built a reputation for reliability and support and markets what are considered to be some of the most rugged, reliable, and easy-to-use handheld computers and portable printers in the world.  Its field proven products, which include handheld computers, printers, peripherals, and application software, are deployed worldwide in a variety of critical applications.

Elecsys sells Radix products and services to both private firms and government affiliated end users worldwide.  In many cases, Elecsys combines its Radix hardware and software products with those of its business partners to create an integrated solution for mutual customers.  Radix products can be found in utilities, law enforcement, transportation, logistics tracking, maintenance, and other critical applications in rugged environments.  Radix handheld computers are designed to withstand the extreme environmental conditions found in customers’ demanding applications.  Radix equipment is designed to exceed the industry’s highest specifications for shock, vibration, and environmental ruggedness.  Radix products operate throughout a wide temperature range, are completely waterproof and submersible, and are resistant to dust, oil and solvents.  Radix handheld devices use industry standard components and operating systems.

Elecsys offers a comprehensive range of Radix brand peripheral equipment including RFID readers, scanners, image capture devices, printers, and communications devices.  A wide range of communication options are supported including Ethernet, USB, Bluetooth®, WiFi, and wireless broadband.  Since these are custom integrated devices designed by Elecsys, all of these options can be added without compromising the environmental durability of the equipment.  Elecsys also provides multiple accessories, including chargers, loaders, carrying cases, and vehicle mounts.

Elecsys provides factory direct support to its customers and business partners through a customer service department staffed with highly experienced technical professionals.  Radix products are offered with comprehensive support and maintenance agreements to ensure that systems remain fully operational and deliver the expected benefits to its customers.  Elecsys has established several factory certified service centers outside North America to serve its international customers.

Radio Frequency Identification.  Elecsys develops and provides the eXtremeTAG brand of RFID solutions for harsh and extreme environments.  These complete RFID solutions include tags, readers and software for a variety of applications at both end users and OEM partners.  Based on research and development originally funded by the Swiss government, the patented eXtremeTAG RFID technology is characterized by its ability to read and write electronic data through metals such as non-magnetic steels and other alloys.  With this unique feature, RFID tags can be embedded within metal devices on heavy equipment, pipelines, infrastructure assets, weapons and similar objects that must withstand harsh environments.  The eXtremeTAG products can resist high temperatures, extreme pressures, caustic chemicals and other extreme conditions where other tags would fail.

The ultra-rugged eXtremeTAG RFID product line is fully developed and solutions utilizing the technology have been deployed in various industrial applications for several years.  RFID solution sales are primarily conducted through direct marketing and sales efforts combined with independent sales representatives with expertise in international markets.  During this past year, all intellectual property and process technology required to design and manufacture the eXtremeTAG products was transferred from Switzerland to the United States.  Elecsys now produces all its eXtremeTAG products at its primary manufacturing facility in Olathe, Kansas.  The Company focuses its marketing efforts for expanding its RFID solution sales on the industrial markets where its other proprietary products are already established.

Elecsys believes that the market for its proprietary M2M solutions is large and growing and is committed to developing and supplying the best products and services for those markets that demand reliable equipment for use in the harshest environments.  The Company feels that the combination of its specialized niche technologies with its electronic design and manufacturing capabilities and responsive customer service represents an attractive solution to its customer base.  Elecsys is focused on growing internally through both the expansion of its customer base and the addition of new products and services.  To further develop our business and complement our internal growth strategy, Elecsys will continue to selectively evaluate opportunities that could add complementary technologies, products, or customers, and be acquired at reasonable cost.  The Company will continue to focus product and market development on niche applications that leverage complete client solutions, wireless communication technologies, and proprietary field application hardware.

Competition

There are numerous domestic and foreign electronic manufacturing service providers that compete with the services provided by Elecsys.  Many of these competitors are substantially larger than

Elecsys, with greater financial, operating, manufacturing and marketing resources, including Flextronics International Ltd., Sanmina-SCI Corporation, and Celestica, Inc.  Many have broader geographic breadth, a broader range of services, and established overseas operations.  There are a limited number of other LCD manufacturers located in the United States.  There are also numerous foreign manufacturers who export LCD products into Elecsys’ primary customer markets.  The Company’s ability to integrate custom LCDs and other specialized electronic interface technologies with electronic assemblies helps differentiate Elecsys from its competitors.  The Elecsys management team believes that the principal competitive factors in the target markets for EDMS offered by Elecsys are product quality, reliability in meeting product delivery schedules, flexibility and timeliness in responding to design and schedule changes, pricing, and technological sophistication.  To remain competitive, Elecsys must provide technologically advanced design and manufacturing services, maintain quality levels, deliver finished products on a reliable basis, offer flexible delivery schedules, and compete effectively on total value.

While there are numerous competitors in the general remote monitoring market, some that are much larger than Elecsys, we participate in specialized industrial sectors of the market where we believe our proprietary products have a significant portion of the market and possess certain technology and performance advantages.  There are several firms that participate in the pipeline remote monitoring market.  Management believes the significant competitive factors in our markets include reliability, features, performance, and price.  Elecsys believes that its current NTG, Pipeline Watchdog, and SensorCast products and our proprietary WatchdogCP Web Monitor compete favorably with respect to these factors.

There are many domestic and foreign manufacturers that compete with the Company’s Radix products in the rugged handheld computing markets.  Many of these competitors are substantially larger than Elecsys, with greater financial, operating, and marketing resources, including companies such as Motorola, Inc. and Honeywell International.  Many have broader geographic breadth and offer a broader range of services.  The Radix products compete in the ultra-rugged segment of the overall mobile computing market, where it enjoys certain competitive advantages that differentiate the Radix brand from the larger competitors.  Elecsys management believes that significant competitive factors in its segment of the market include reliability, performance, support, and the ability to rapidly customize solutions.  There are several smaller firms that also participate in the ultra-rugged segment of the market.  Elecsys believes that the Radix products compete favorably with respect to these competitors as a result of the aforementioned competitive advantages Radix products offer.

There are numerous competitors in the general RFID market.  Many of these are much larger than Elecsys with greater financial, operating, and marketing resources, including Texas Instruments, Inc. and Alien Technology Corporation.  There are also many smaller competitors with specialized products targeted at specific niches of the RFID market.  Elecsys management believes that the significant competitive factors in the ultra-rugged segment of the RFID market include reliability, performance, and environmental ruggedness.  Elecsys believes that the eXtremeTAG products, with their patented technology, possess clear technical advantages, such as their ability to read and write data through the metal tags and the ultra-ruggedness of the tags, over competitive offerings currently available in the market.

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

Patents, Trademarks and Licenses

The Company owns or licenses multiple patents dealing with communication techniques over the cellular network, and other communication concepts.  Some of these patents deal specifically with the CP market and have influence on the Company’s competitive status.  The Company intends to use these intellectual property assets to both protect its competitive position and to license certain technology.  The average remaining life of these patents is approximately 11 years.

The Company holds federal trademark registrations for marks used in the Company’s business as follows: ScadaNET, ScadaNET Network, CellularRTU, ConfigRTU, CPi, CellularRMU, RMUvi, and P2S.

Research and Development

The EDMS business segment designs and manufactures integrated displays and custom electronics for OEM customers on a contract basis and thus is not engaged in any independent, self-funded research and development programs.  The Company’s proprietary products, marketed under the Watchdog, Radix, eXtremeTAG and SensorCast brandnames, develop proprietary and innovative machine to machine communication technology solutions in addition to the design and manufacture of custom products and assemblies for OEM customers that are targeted at specific industry applications and involve electronic hardware and system software design.  Total research and development expenses for the Company’s proprietary products and technology solutions were approximately $399,000 and $743,000 for the fiscal years 2010 and 2009, respectively.  The Company believes that its internal engineering resources combined with qualified third-party engineering consultants will be able to satisfy the current needs of its customer bases.

Effect of Governmental Regulations

The Company’s operations are subject to certain federal, state and local regulations concerning waste management, health and safety matters, and environmental regulations.  The Company believes that it operates in material compliance with all applicable requirements and do not anticipate any material expenditure in maintaining compliance.  New, modified, or more stringent requirements or enforcement policies could be adopted in the future that could result in material costs and liabilities that could adversely affect the business.

Dependence on One or a Few Major Customers

Sales to the Company’s five largest customers were 33% of total sales in fiscal 2010 with sales to one customer accounting for 14% of total sales.  Sales to the five largest customers in fiscal 2009 totaled 31% of total sales.  There was an increase in sales to the Company’s five largest customers in fiscal 2010 primarily as a result of an overall decrease in sales in fiscal 2010, the addition of a new top five customer during the year, and increases in orders and shipments from the current largest customer.  The loss of one or more of these major customers would have a substantial impact on the Company’s business.  In order to minimize the impact the loss of any one customer might have on the business, the Company seeks to expand and diversify its customer base.  The Company is focusing its increased sales efforts on new and existing proprietary products and technology and is attempting to increase its market penetration across all geographic areas in the United States, Canada and selected international markets.  The new proprietary products and services include innovative machine to machine communication technology solutions for critical industrial applications.  The Company continues to add, develop and transition its internal sales force in an effort to effectively develop opportunities for new products, services and technology in new markets.  The Company has, in the last few years, seen some improved results from these efforts as demonstrated by an expanding customer base and a smaller percentage of total sales to its top five customers since fiscal 2006.  Additional analysis of the last five fiscal years shows that the percentage of sales to the Company’s top five customers has been 33% in fiscal 2010, 31% in fiscal 2009, 27% in fiscal 2008, 51% in fiscal 2007, and 39% in fiscal 2006.

Total Number of Employees

At April 30, 2010, the Company had a total of 119 full time employees and 1 part-time employee.  None of the employees are represented by a labor organization or subject to a collective bargaining agreement.  The Company’s management team believes that its relationship with its employees is good.

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

The general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected businesses access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States continue or become worse, the Company’s cost of debt and equity capital and the access to capital markets could be adversely affected.  Pursuant to its line of credit agreement with a regional financial institution, the Company has access to up to $6,000,000, of which $3,700,000 is outstanding at April 30, 2010.  Based on its calculated borrowing base of allowable accounts receivable and inventory as of April 30, 2010, there is an additional $547,000 of available funds for the Company to utilize on the line of credit.  This line of credit expires in October 2011 and the Company plans to obtain additional one year extensions on the line of credit each year.  The Company moved its banking relationship and debt to a new financial institution during fiscal year 2010.  The Company and its new lender have discussed these proposed one year extensions on the line of credit on identical terms, but there can be no assurance that they will grant the extensions, and if they do, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to the Company.  To the extent that the Company’s lender fails to grant an extension of the line of credit or if the terms of any extension are more burdensome or costly, the Company’s operating results and financial condition could be materially adversely affected.

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

Dependence on a small number of customers

The Company is dependent on a small number of original equipment manufacturer customers in its EDMS business segment.  Its proprietary product line segment utilizes business partners worldwide to create integrated solutions with its hardware and its business partner’s software products.  The Radix and eXtremeTAG product lines rely on these business partner relationships more heavily than some of the other proprietary product lines which utilize the Company’s internal sales team and complement its sales and marketing efforts with external business partners.  Accordingly, the Company is dependent on the continued growth, viability and financial stability of its largest OEM customers for its EDMS business segment and its business partners for its product line business segment.  The Company generally does not obtain firm, long-term purchase commitments from its customers or business partners, and has often experienced reduced lead times in customer orders.  Customers and business partners may cancel their orders, change production quantities, and delay production for a number of reasons.  The Company’s business partners may experience delays in their software development which may delay delivery of Radix and eXtremeTAG products.  Uncertain economic conditions have resulted, and may continue to result, in some of the Company’s customers and business partners delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated.  Cancellations, reductions, or delays by a significant customer, business partner, or by a group of customers and business partners have harmed, and may continue to harm, the Company’s results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of its expenditures for inventory in preparation for customer and business partner orders and lower asset utilization resulting in lower gross margins.

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

As a public company, Elecsys is subject to numerous governmental and stock exchange requirements, with which management believes the Company is in compliance.  The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that the Company may fail to meet by the required deadlines or it may fall out of compliance with, such as the internal controls auditor attestation currently required under Section 404 of the Sarbanes-Oxley Act of 2002, with which the Company is not yet required to comply as it is not an accelerated filer.  The Company assumes it will continue to have the status of a smaller reporting company based on the aggregate market value of the voting shares held as of October 31, 2009.  During the course of its testing management may identify deficiencies which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  The Company may also incur additional costs in order to comply with Section 404.  In addition, if management fails to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, management may not be able to conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for management to produce reliable financial reports and are important to help prevent financial fraud.  If management cannot provide reliable financial reports or prevent fraud, the Company’s business and operating results could be harmed, investors could lose confidence in the reported financial information, and the trading price of the Company’s stock could drop significantly.  Management’s failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of the Company’s stock impacting its stock’s liquidity, SEC enforcement actions, and securities claims and litigation.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  DESCRIPTION OF PROPERTY

Our current facility is located at 846 N. Mart-Way Court in Olathe, Kansas.  The size of the facility is approximately 60,000 sq ft.  We currently use approximately 50,000 sq ft for manufacturing operations, including our stockroom, LCD cleanroom and production, and production support.  The remaining approximately 10,000 sq ft is used for administration, engineering and marketing.  We believe that the current facility adequately supports our current and near term future operations.

We also lease approximately 5,600 sq ft of office space near Salt Lake City, Utah and 2,500 sq ft of office space in Lenexa, Kansas.  These offices are not currently used by the Company and in May 2009, we subleased the Utah office space to another company for the remainder of the lease term that expires after September 2010.  The Lenexa, Kansas office space lease expires after July 2011.

Item 3.  LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation that is incidental to our business.  Currently there is no pending or outstanding litigation against the Company.  The Company is not aware of any proceedings pending or contemplated by a governmental authority.

Item 4.  [RESERVED]

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading

The Company’s common stock trades on the NASDAQ Stock Market under the symbol “ESYS”.

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for Elecsys common stock as reported by the NASDAQ Stock Market and the American Stock Exchange for the two preceding fiscal years.  The Company’s common stock started trading on the NASDAQ stock market on March 10, 2009.  No cash dividends were declared during the last two fiscal years.  As of April 30, 2010, the Company had approximately 550 stockholders of record.

Fiscal Year 2010	High	Low
First Quarter	$4.00	$3.10
Second Quarter	4.43	3.52
Third Quarter	4.30	3.20
Fourth Quarter	4.00	3.20
For the Year	$4.43	$3.10

Fiscal Year 2009	High	Low
First Quarter	$7.00	$5.51
Second Quarter	7.50	4.50
Third Quarter	5.40	4.00
Fourth Quarter	4.15	2.80
For the Year	$7.50	$2.80

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Overview

Elecsys Corporation (“the Company”) provides innovative machine to machine (M2M) data acquisition, telemetry, and analysis systems, as well as custom electronic equipment, for critical industries worldwide.  The Company’s proprietary equipment and services encompass rugged wireless remote monitoring, wireless communication, mobile computing, and radio frequency identification (RFID) technologies that are deployed wherever high quality and reliability are essential.  The Company also provides integrated displays and custom electronic assemblies to numerous industries.  Primary markets include energy infrastructure, safety and security systems, industrial controls, irrigation and water management, transportation, military, and aerospace.  The Company markets and supports its proprietary products and technology under its NTG, Pipeline Watchdog, SensorCast, Radix, eXtremeTAG, and DCI trade names.

On May 1, 2009, the Company’s two proprietary product subsidiaries, NTG, Inc. and Radix Corporation, merged with its EDMS subsidiary, DCI, Inc.  The resulting subsidiary was renamed Elecsys International Corporation.  The merger resulted in the integration of the engineering, production, service, and business development functions of all three organizations and was intended to improve collective efficiency while leveraging the strengths of the individual companies into a single operating subsidiary.  The Company now measures the sales and gross margins of two primary business segments, Electronic Design and Manufacturing Services (“EDMS”) and Proprietary Products (“Proprietary”).   The EDMS business segment consists primarily of the product lines and services which DCI produced, including custom electronic assemblies, engineering services, customer liquid crystal displays and other interface technologies.  The Proprietary business segment is made up of the former NTG and Radix products and services and includes remote monitoring hardware and messaging services in addition to ultra-rugged hand held computers, peripherals and maintenance contract revenues.  The eXtremeTAG and SensorCast technology and products that were acquired during the fiscal year were incorporated into the Proprietary business segment.  The Company’s corporate level expenses and corporate management fee revenue are performed in a centralized environment and are not attributable to a particular business segment.

On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. (“MBBS”) of Cortaillod, Switzerland.  MBBS designed and produced radio frequency identification (RFID) solutions for extremely harsh environments.  The Company acquired approximately $424,000 in tangible assets, including accounts receivable, inventory and equipment, in addition to all of the patents, intellectual property and intangible assets owned by MBBS, in exchange for 175,000 shares of the Company’s common stock.  The fair value of the 175,000 shares of common stock was $611,000 on June 30, 2009.  The agreement also contained a provision for additional performance related consideration that is subject to certain conditions and is limited to approximately 800,000 shares of the Company’s common stock.  The Company has determined that it is unlikely that any additional contingent consideration will be paid related to this acquisition.  The Company completed its assessment based on the terms of the agreement and the Company’s expectations of the growth of the eXtremeTAG product line in relation to its total overall revenue growth over the period covered by the agreement.

    On October 30, 2009, the Company refinanced its operating line of credit and refinanced its long-term financing secured by its operations and headquarters facility in Olathe, Kansas.  The new $6,000,000 line of credit provides the Company with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on October 30, 2011.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is actually determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on April 30, 2010.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth.  As of April 30, 2010 the Company was in compliance with all covenants.

On January 4, 2010, the Company acquired the assets and assumed certain liabilities of SensorCast LLC of Lenexa, Kansas.  SensorCast provides remote monitoring solutions to the oil and gas exploration, production, and distribution industries.  The Company made the strategic decision to acquire the SensorCast technology and products to both broaden its remote monitoring product offerings and increase its customer base.  The Company acquired approximately $59,000 in tangible assets, including accounts receivable, inventory and equipment as well as all of the intellectual property and intangible assets owned by SensorCast.  The purchase price of the acquisition was 266,325 shares of the Company’s common stock that are not freely transferable and $35,000 in cash.  The total cost of the acquisition including all assets acquired and liabilities assumed was approximately $1,001,000.

Results of Operations

The following table sets forth for the periods presented, certain statement of operations data (in thousands) of the Company:

	Years Ended
	April 30, 2010		April 30, 2009
Sales	$17,028	100.0%	$21,882	100.0%
Cost of products sold	11,832	69.5%	13,651	62.4%
Gross margin	5,196	30.5%	8,231	37.6%
Selling, general and administrative expenses	6,013	35.3%	6,766	30.9%
Operating (loss) income	(817)	(4.8%)	1,465	6.7%
Interest expense	(371)	(2.2%)	(412)	(1.9%)
Other income, net	1	0.0%	2	0.0%
Net (loss) income before taxes	(1,187)	(7.0%)	1,055	4.8%
Income tax (benefit) expense	(513)	(3.0%)	378	1.7%
Net (loss) income	$(674)	(4.0%)	$677	3.1%
Net (loss) income per share - basic	$(0.19)		$0.21
Net (loss) income per share - diluted	$(0.19)		$0.20

Sales for the fiscal year ended April 30, 2010 were approximately $17,028,000, a decrease of $4,854,000, or 22.2%, from $21,882,000 for fiscal 2009.

Sales for the EDMS segment were approximately $9,862,000, a decrease of $1,732,000, or 14.9%, from $11,594,000 in the prior fiscal year.  The decrease in sales to outside customers was a result of lower bookings during the preceding quarters of the prior fiscal year and the first half of fiscal 2010 due to lingering effects of the weakened economy, the resulting cautious order patterns from our long-time customers and delays in bookings from new customers.  These events led to a sharp decrease in sales during the first half of fiscal 2010 which greatly contributed to the decrease in sales for the fiscal year.  The second half of fiscal 2010 showed an improved level of bookings and revenues as compared to the first half of fiscal 2010 and the comparable period of fiscal 2009.  Bookings increased $3,350,000 and revenues increased $292,000 from the comparable period in fiscal 2009.  We continue to anticipate, as a result of the addition of several new customers, renewed orders from our existing customers, the transition of several projects from our design group into production, and current scheduled orders in backlog, an increase in EDMS sales for the first half of fiscal 2011 as compared to both the comparable period and second half of fiscal 2010.

Sales for our proprietary products segment were $7,062,000 for fiscal 2010, which was a $3,153,000, or 30.9%, decrease from sales of $10,215,000 in the prior fiscal year.

Sales of our Pipeline Watchdog remote monitoring equipment and related services were approximately $3,811,000 for the 2010 fiscal year, an increase of $327,000, or 9.4%, from the 2009 fiscal year.  The increase in sales of remote monitoring equipment was the product of an increase in customer orders received and shipped as a result of increasing market share and introductions of new products into the market.  Sales of remote monitoring equipment are expected to increase over the next few quarters as compared to the latter half of the recently completed fiscal year due to continued strong demand for our WatchdogCP products, the introduction of new products into the marketplace, our continued expansion into new international markets, the addition of the SensorCast products and customers, and the addition of  communication products and database services for the energy sector from the recently announced technology license acquired from Eurotech, Inc.

Sales of our Radix rugged hand held computer hardware, peripherals and related services, including maintenance contract revenues, were approximately $2,803,000, a decrease of $3,928,000, or 58.4%, from the prior fiscal year.  This decrease in sales was compared to the record deliveries of rugged hand held computer hardware and peripherals in the prior fiscal year that included a single order of approximately $2.6 million.  This order for Radix hardware was the initial phase of a larger project that we believe will periodically generate similar orders over the next few years.  The remaining decrease in sales during fiscal 2010 was the result of global economic conditions.  During the second fiscal quarter, we completed development of the newest model of the Radix handheld computer, the model FW950 and have delivered these units to our customers over the past several months.  We expect that sales of the new FW950 will contribute to an increase in overall sales of Radix products and services, and we expect to show slight increases in sales during the first half of the next fiscal year as compared to the comparable period of the prior fiscal year.

Sales for our eXtremeTAG product line since the acquisition of MBBS assets on June 30, 2009 were approximately $121,000. The Company anticipates that sales of our eXtremeTAG products will increase in the coming quarters as we continue to market our complete RFID solutions and continue to generate and receive customer inquiries and orders.

Additional miscellaneous revenues earned between the EDMS and proprietary product segments, totaled approximately $707,000 for the 2010 fiscal year.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $159,000 in the previous fiscal year.

Additionally, we realized approximately $104,000, and $73,000, of management consulting fees during the fiscal years 2010 and 2009, respectively.  The management consulting contract engaged us to manage and perform consulting services for MBBS during the period between the original announcement of the Stock Purchase Agreement on March 19, 2009 and the signing and closing of the Asset Purchase Agreement on June 30, 2009.

Total consolidated backlog at April 30, 2010 was approximately $6,042,000, an increase of approximately $2,975,000, or 97.0%, from a total backlog of $3,067,000 on April 30, 2009 and an increase of $2,049,000, or 51.3%, from a total backlog of $3,993,000 on January 31, 2010.  The increase in the backlog is the result of increases in orders from current and new customers of our electronic design and manufacturing services as well as orders for our proprietary products.  EDMS orders typically are for shipments and services over a specified period of time or delivery schedule.  Orders for our proprietary products are usually completed and shipped to the customer soon after the order is received.  Some larger proprietary product orders will have specific delivery schedules that may be as far out as June 2011 or even unscheduled due to the availability of product, installation scheduling, or, in a few cases, the customer has not yet scheduled delivery.  These product orders, with future or unscheduled delivery dates, are calculated in consolidated backlog.

Gross margin for fiscal 2010, was 30.5% of sales, or $5,196,000, compared to 37.6% of sales, or $8,231,000, for fiscal 2009.  The decrease in gross margin of $3,035,000 was primarily the result of the 22.2% reduction in sales from fiscal 2009 to fiscal 2010 and its corresponding impact on production efficiency.

The gross margin for the EDMS business segment was $1,701,000, or 17.3% of sales, a decrease of $3,031,000 from $4,732,000, or 40.8% of sales, from the prior fiscal year.  A decrease of approximately $1,200,000 in EDMS gross margin resulted from lower sales volumes of almost 15% during the current period and the associated effect on production efficiency.

Gross margin for the proprietary products segment was approximately $3,391,000, or 48.0%, for fiscal 2010 as compared to $3,426,000, or 33.5%, for fiscal 2009.  The decrease in gross margin dollars for our proprietary products and services was primarily driven by a decrease in Radix product sales from the prior fiscal year that included a single delivery of approximately $2.6 million in rugged hand held computers and peripherals offset by the addition and integration of two product lines acquired during the fiscal year.  The increase in gross margin percentage for fiscal 2010 resulted from the proprietary product mix and the underlying product margins, and the absence of the $2.6 million Radix single delivery sale at lower margin during the previous fiscal year.

We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses decreased $753,000, or 11.1%, to $6,013,000 in fiscal 2010 from $6,766,000 in fiscal 2009.  SG&A expenses were 35.3% of sales for fiscal 2010 as compared to 30.9% of sales for fiscal 2009.

Corporate expenses increased approximately $83,000 in fiscal 2010 as compared to fiscal 2009 mainly due to higher professional fees for accounting services, consulting fees and investor relations efforts during the year.  During fiscal 2010, we recognized approximately $312,000 of expenses that were related to the MBBS integration and $28,000 of expenses related to the SensorCast integration.  These costs include personnel expenses, travel, and operating costs.  The integration costs for both

SensorCast and MBBS will decrease as a result of the completion of the transitions of the operations to our facility in Olathe, Kansas.  These increases in SG&A costs were offset by decreases in personnel and personnel-related expenses of approximately $487,000, a $214,000 reduction of facility and office related costs partially as a result of sub-leasing our office space in Sandy, Utah, decreases in support engineering expenses of $60,000 and a decrease in travel expenses of $115,000.  The largest component of the decrease in SG&A expenses during the period was a reduction in commissions of approximately $300,000 that was directly related to the Radix product sales of $2.6 million in the comparable period of the prior year.

SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in people, systems and capabilities as evidenced by our acquisitions in fiscal 2010, our previously announced technology licensing agreement with Eurotech, Inc. for their SCADA communications gateway products, known as the Director Series, and our continued investments in new product development, marketing, and sales.

Operating loss for fiscal 2010 was approximately $817,000, a change of $2,282,000 from operating income of $1,465,000 reported in fiscal 2009.

Financial expenses, including interest expense, were $370,000 and $410,000 for fiscal 2010 and 2009, respectively.  This decrease of $40,000 was due to an overall decrease in total outstanding borrowings compared to the previous fiscal year and a reduction in the interest rate paid on the line of credit as a result of the refinancing in late October 2009.  During fiscal 2010, there were no additional borrowings on the operating line of credit and $300,000 in payments that lowered the total amount outstanding to $3,700,000.  The total amount of borrowing base for the line of credit as of April 30, 2010 was calculated as approximately $4,247,000.  As of April 30, 2010, there was $3,272,000 outstanding in long-term borrowings compared to $3,393,000 at April 30, 2009.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.  We plan to utilize the operating line of credit when necessary over the next few quarters to fund the increases in our production activity, but we also plan to make concerted efforts to make regular payments on our operating line of credit so that the the amount of outstanding borrowings will remain stable or decrease.

An income tax benefit was recorded for fiscal 2010 of approximately $513,000 as a result of the loss recorded for the year.  Income tax expense was approximately $378,000 for fiscal 2009, which was a product of the income that was generated for that fiscal year.  The income tax rates for fiscal 2010 and fiscal 2009 are based on a 39% blended tax rate for both federal and state taxes but also included certain state income tax adjustments, state income tax credits and the recognition of the domestic manufacturing deduction which resulted in an adjusted tax rate of 43.2% and 35.8%, respectively

As a result of the above, the net loss was $674,000, or $0.19 per diluted share, for fiscal 2010 as compared to net income of $677,000, or $0.20 per diluted share, as reported for fiscal 2009.

Impact of Inflation and Changing Prices

Inflation and the effect of changing prices over the past two fiscal years have had minimal impact on the Company’s financial position and its results of operations.

Liquidity and Capital Resources

Cash and cash equivalents increased $365,000 to $493,000 as of April 30, 2010 compared to $128,000 at April 30, 2009.  This increase was primarily the result of cash provided by reductions in inventory, collections of accounts receivable, and increases in accounts payable slightly offset by debt payments, increases in income tax refund receivables and cash paid for purchases of equipment and acquisitions.

Operating activities.  Our consolidated working capital increased approximately $3,883,000 from $3,236,000 in consolidated working capital at the end of the 2009 fiscal year to $7,119,000 at the end of the 2010 fiscal year.  The increase was primarily due to the change in the classification of the operating line of credit from a current liability to long-term as a result of the refinancing of the line of credit on October 30, 2009.  Other current liabilities were also impacted by an increase in the balance in accounts payable slightly offset by a decrease in accrued expenses.  Current assets increased as a result of increases of accounts receivable and inventory as a consequence of the acquisitions in FY2010 as well as an increase in bookings and sales in the latter half of the fiscal year.  Operating cash receipts during fiscal 2010 totaled over $17,119,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $16,393,000. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  The cash used in investing activities during fiscal 2010 totaled approximately $53,000.  Purchases of equipment were approximately $26,000 and cash paid for the SensorCast assets and liabilities totaled $35,000.  During fiscal 2009, cash used in investing activities included purchases of equipment that totaled approximately $294,000.  Anticipated future purchases of equipment and cash used in investing activities is expected to increase from the amounts expended in fiscal 2010 and to be consistent with amounts expended in prior fiscal years.

Financing activities.  For fiscal 2010, there were no new borrowings on our operating line of credit, excluding refinancing.  Principal payments on the line of credit were $300,000 for the fiscal year while payments on other long-term debt totaled approximately $121,000.  Also included in the Company’s financing activities for the year was $113,000 of cash provided by the exercise of stock options.  For fiscal 2009, cash used in financing activities totaled $581,000.  This activity in the prior fiscal year included net borrowings on the line of credit of $164,000, principal long-term debt payments of $786,000, and $41,000 of cash provided by the exercise of stock options.  As of April 30, 2010 the outstanding balance on the line of credit was $3,700,000.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from our operations, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures,  and our scheduled debt repayments for the foreseeable future.

Off-balance Sheet Arrangements

Although the Company does not generally utilize off-balance sheet arrangements in its operations, it does enter into operating leases in the normal course of business.  The operating lease obligations are disclosed under “Contractual Obligations” and also in the Notes to Consolidated Financial Statements.

Contractual Obligations

On October 30, 2009, the Company refinanced both its operating line of credit and its long-term financing secured by its production and headquarters facility in Olathe, Kansas.  The new $6,000,000 line of credit provides the Company with short-term financing for working capital requirements, is secured by accounts receivable and inventory, and expires on October 30, 2011.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory which totaled approximately $4,247,000 as of April 30, 2010.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth.  As of April 30, 2010 the Company was in compliance with all covenants.  The Company’s long-term financing includes Industrial Revenue Bonds that were acquired by the Company’s new financial institution under the same financial terms of the original financing agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We cannot ensure that actual results will not differ from those estimates.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We derive revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and our proprietary products including our remote monitoring equipment, RFID technology and solutions and our mobile computing products.  We also derive revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer after they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month the services or maintenance periods are completed.  For customers that utilize the Company’s engineering design services, the customer is billed and revenue is recognized after the design services or tooling have been completed.  We require our customers to provide a binding purchase order to verify the manufacturing services to be provided and to ensure payment.  Typically, we do not have any post-shipment obligations that would include customer acceptance requirements.  We do provide training and installation services to our customers and those services are billed and the revenue recognized at the end of the month after the services are completed.  Revenue recognized is net of sales taxes remitted to the government.

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

Intangible Assets.  Intangible assets consist of patents, trademarks, copyrights, customer relationships, trade name and technologies.  Intangible assets are amortized over their estimated useful lives using the straight-line method.

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

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for the Company for the four fiscal quarters of the years ended April 30, 2010 and 2009.  This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of the Company, reflects all adjustments for a fair presentation thereof.  The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
	(In thousands, except per share data)
Sales	$3,619	$4,001	$4,741	$4,667
Gross margin	1,130	1,239	1,513	1,314
Operating (loss) income	(524)	(423)	86	44
Income (loss) before taxes	(637)	(523)	2	(29)
Net income (loss)	$(396)	$(322)	$64	$(20)
Net income (loss) per share – basic	$(0.12)	$(0.09)	$0.02	$0.00
Net income (loss) per share – diluted	$(0.12)	$(0.09)	$0.02	$0.00
Net cash (used in) provided by operating activities	$581	$88	$(142)	$199

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
	(In thousands, except per share data)
Sales	$5,564	$7,202	$5,032	$4,084
Gross margin	1,951	2,888	1,921	1,471
Operating income	296	871	226	72
Income (loss) before taxes	176	765	135	(21)
Net income (loss)	$109	$424	$213	$(69)
Net income (loss) per share – basic	$0.03	$0.13	$0.06	$(0.01)
Net income (loss) per share – diluted	$0.03	$0.12	$0.06	$(0.01)
Net cash (used in) provided by operating activities	$73	$1,725	$(729)	$(424)

New Accounting Pronouncements

In July 2009 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) in the United States. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  All accounting literature that is not included in the Codification will be non-authoritative.  The adoption of this ASC did not impact the Company’s financial statements or its results of operations.

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

The Company has adopted ASC Topic 805, Business Combinations.  ASC Topic 805 establishes principles and requirements regarding how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree.  The Company’s acquisitions during the fiscal year were accounted for under the principles and requirements of ASC Topic 805.

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

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the ASC Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  The ASU did not have a significant impact on the Company’s financial statements.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Elecsys Corporation and Subsidiaries (the Company) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
July 28, 2010

Elecsys Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	April 30, 2010	April 30, 2009
ASSETS
Current assets:
Cash	$493	$128
Accounts receivable, less allowances of $173 and $162, respectively	2,582	2,673
Inventories, net	6,043	5,985
Prepaid expenses	78	44
Income tax refund claims receivable	486	105
Deferred taxes	584	798
Total current assets	10,266	9,733

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,326	3,504
	8,458	8,636
Accumulated depreciation	(2,693)	(2,512)
	5,765	6,124

Goodwill	1,942	1,414
Intangible assets, net	2,319	1,760
Other assets, net	75	73
Total assets	$20,367	$19,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,725	$1,097
Accrued expenses	1,294	1,279
Notes payable to bank	--	4,000
Current maturities of long-term debt	128	121
Total current liabilities	3,147	6,497

Deferred taxes	409	417
Long-term debt, less current maturities	6,844	3,272

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 sharesauthorized; none issued and outstanding	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,787,512 at April 30, 2010 and 3,296,187 at April 30, 2009	38	33
Additional paid-in capital	10,961	9,243
Accumulated deficit	(1,032)	(358)
Total stockholders' equity	9,967	8,918
Total liabilities and stockholders' equity	$20,367	$19,104

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2010	2009
Sales	$17,028	$21,882
Cost of products sold	11,832	13,651
Gross margin	5,196	8,231

Selling, general and administrative expenses	6,013	6,766

Operating (loss) income	(817)	1,465

Financial income (expense):
Interest expense	(371)	(412)
Other income, net	1	2
	(370)	(410)

Net (loss) income before income tax (benefit) expense	(1,187)	1,055

Income tax (benefit) expense	(513)	378

Net (loss) income	$(674)	$677

Net (loss) income per share information:
Basic	$(0.19)	$0.21
Diluted	$(0.19)	$0.20

Weighted average common shares outstanding:
Basic	3,539	3,292
Diluted	3,539	3,438

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2008	3,285	$33	$9,117	$(1,035)	$8,115
Net income	--	--	--	677	677
Exercise of stock options	11	--	41	--	41
Share-based compensation expense	--	--	85	--	85
Balance at April 30, 2009	3,296	33	9,243	(358)	8,918
Net (loss)	--	--	--	(674)	(674)
Issuance of stock for MBBS S.A. acquisition	175	2	609	--	611
Issuance of stock for SensorCast LLC acquisition	267	2	964	--	966
Exercise of stock options	50	1	112	--	113
Share-based compensation expense	--	--	33	--	33
Balance at April 30, 2010	3,788	$38	$10,961	$(1,032)	$9,967

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(674)	$677
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	33	85
Depreciation	488	528
Amortization	195	171
Recovery of doubtful accounts	(22)	(97)
Loss (gain) on disposal of equipment	(3)	14
Deferred taxes	206	89
Changes in operating assets and liabilities, net of acquisition of assets and assumed liabilities:
Accounts receivable	188	1,179
Inventories	236	223
Income tax refund claims receivable	(381)	(105)
Accounts payable	585	(822)
Accrued expenses	(90)	(763)
Income taxes payable	--	(565)
Other, net	(35)	31
Net cash provided by operating activities	726	645

Cash Flows from Investing Activities:
Purchases of property and equipment	(26)	(294)
Proceeds from disposal of equipment	8	1
Acquisition of assets and assumed liabilities, net of cash acquired	(35)	--
Net cash (used in) investing activities	(53)	(293)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	113	41
Principal payments on long-term debt	(121)	(786)
Borrowings on notes payable to bank	4,000	4,731
Principal payments on notes payable to bank	(4,300)	(4,567)
Net cash (used in) financing activities	(308)	(581)
Net increase (decrease) in cash	365	(229)
Cash at beginning of year	128	357
Cash at end of year	$493	$128

Elecsys Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$361	$415
Cash (received) paid during the period for income taxes	(338)	969

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Accounts receivable	$75	$(2)
Inventories	294	--
Equipment	108	--
Intangibles	750	--
Other assets	5	--
Goodwill	528	--
Change in goodwill for purchase price adjustments	--	(130)
Accounts payable	(43)	132
Accrued expenses	(105)	--
Common stock issued for acquisition	(1,577)	--
Total cash paid in acquisition, net of cash acquired	$35	$--

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Nature of Business
Elecsys Corporation (“the Company”) provides innovative machine to machine (M2M) data acquisition, telemetry, and analysis systems, as well as custom electronic equipment, for critical industrial applications worldwide.  The Company’s proprietary equipment and services encompass rugged remote monitoring, wireless communication, mobile computing, and radio frequency identification (RFID) technologies that are deployed wherever high quality and reliability are essential.  The Company also manufactures and provides integrated displays and custom electronic assemblies to numerous industries.  Primary markets include energy infrastructure, safety and security systems, industrial controls, irrigation and water management, transportation, military, and aerospace.  The Company markets and supports its proprietary technology and products and services under its NTG, Pipeline Watchdog, SensorCast, Radix, eXtremeTAG, and DCI trade names.

On May 1, 2009, the Company’s two proprietary product subsidiaries, NTG, Inc. and Radix Corporation, merged with its electronic design and manufacturing services (“EDMS”) subsidiary, DCI, Inc.  DCI, Inc. was renamed Elecsys International Corporation and operates under the Elecsys name.  The merger resulted in the integration of the engineering, production, service, and business development functions of all three organizations and was intended to improve collective efficiency while leveraging the strengths of the individual companies into a single operating subsidiary.  Elecsys continues to market its products and services under its various established brand names.

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

Recent Accounting Pronouncements
In July 2009 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted

Accounting Principles (GAAP) in the United States. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  All accounting literature that is not included in the Codification will be non-authoritative.  The adoption of this ASC did not impact the Company’s financial statements or its results of operations.

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

The Company has adopted ASC Topic 805, Business Combinations.  ASC Topic 805 establishes principles and requirements regarding how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree.  The Company’s acquisitions during the fiscal year were accounted for under the principles and requirements of ASC Topic 805.

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

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the ASC Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is require to evaluate subsequent events through the date that the financial statements are issued.  The ASU did not have a significant impact on the Company’s financial statements.

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

Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms (30 days for the majority of customers).  Interest is not charged on past due accounts for the majority of the Company’s customers.

Concentration of Credit Risk and Financial Instruments
The Company grants credit to customers who meet the Company’s pre-established credit requirements.  Credit risk is managed through credit approvals, credit limits, and monitoring procedures.  Credit losses are provided for in the Company’s consolidated financial statements and historically have been within management’s expectations.

Total Company sales to the five largest customers were 33% of total sales in fiscal 2010 with sales to one customer accounting for more than 14% of total sales.  Sales to the five largest customers in fiscal 2009 totaled 31% of total sales which included sales to the largest customer that amounted to 12% to total sales.  The increase in sales to the Company’s five largest customers in fiscal 2010 is primarily the result of an overall decrease in sales in fiscal 2010, the addition of a new top five customer during the year, and increases in orders and shipments from the current largest customer.  These changes were offset by the decrease in sales to the Company’s largest customer in fiscal 2009 as a result of a shipment of the $2.6 million order of FW900 handheld computers to a transport and logistics company that operates the railways, ports and pipelines throughout South Africa.  The loss of one or more of these major customers would have a material adverse effect on the Company’s business.

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

Revenue Recognition
The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and its proprietary products including its remote monitoring equipment, RFID technology and solutions and its mobile computing products.  The Company also derives revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer when they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month the services are provided or maintenance periods are completed.  For customers that utilize the Company’s engineering design services, the customer is billed and revenue is recognized when the design services or tooling have been completed.  The Company requires its customers to provide a binding purchase order to verify the manufacturing services to be provided.  Typically, the Company does not have any post-shipment obligations that would include customer acceptance requirements.  The Company does provide training and installation services to its customers and those services are billed and the revenue recognized at the end of the month after the services are completed.  Revenue recognized is net of sales taxes remitted to the government.

Inventory Valuation
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from the customers.  Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon.  Individual part numbers that have not had any usage in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of the quarterly inventory write-down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.  The reserve balance is analyzed for adequacy along with the inventory review each quarter.  Inventories, net of reserves of approximately $424,000 and $377,000, at April 30, 2010 and 2009, respectively, are summarized by major classification as follows (in thousands):

	April 30,
	2010	2009
Raw materials	$2,971	$4,762
Work-in-process	1,223	646
Finished goods	1,849	577
	$6,043	$5,985

The Company has entered into supplier arrangements with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2010 and 2009, finished goods inventory of approximately $99,000 and $197,000, respectively, was directly related to those customer agreements.

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

Intangible assets
Intangible assets consist of patents, trademarks, copyrights, customer relationships, trade name and technologies.  Intangible assets are amortized over their estimated useful lives using the straight-line method.

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

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expense charged to operations amounted to approximately $21,000 for both the years ended April 30, 2010 and 2009, respectively.

Research and Development Costs
The Company expenses research and development costs as incurred.  Research and development expenses were approximately $399,000 and $743,000 for the years ended April 30, 2010 and 2009, respectively.

2.           ACQUISITIONS OF ASSETS

MBBS.  On June 30, 2009, the Company acquired the assets and assumed certain liabilities of MBBS S.A. of Cortaillod, Switzerland for 175,000 shares of the Company’s common stock.  The Company made the strategic decision to grow through expansion into the specialized niche of rugged radio frequency identification (RFID) technology.  The Company acquired approximately $424,000 in tangible assets, including accounts receivable, inventory and equipment.  The Company also acquired all of the intellectual property and intangible assets owned by MBBS S.A.   The Company incurred acquisition costs of approximately $47,000, which have been expensed as incurred.  The transaction also includes performance related contingent consideration based on the annual revenues of the acquired product line over the next five years.  The total performance related contingency is limited to approximately 800,000 shares of the Company’s common stock and is subject to certain conditions that may impact the total amount to be paid.  As noted below, no contingency payments are expected to be made.

The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based on the fair value of the identifiable assets acquired and liabilities assumed.  The allocation of the purchase price for the identifiable assets purchased and liabilities assumed was as follows (in thousands):

Assets acquired:	Amounts
Accounts receivable	$50
Inventories	290
Equipment	84
Intangible (Technologies)	250
Goodwill	21
695
Liabilities assumed:
Accounts payable	(22)
Accrued expenses	(62)
(84)
Cost of acquisition	$611

The purchase price in excess of the fair value of the tangible assets acquired has initially been allocated to intangibles and goodwill.  The Company uses several sources in determining the fair value of the various specific separately identifiable intangible assets, including an independent third party valuation expert.   The Company allocated $250,000 of the purchase price to the patents developed by MBBS.  The Company further determined, with the assistance of an independent third party valuation expert, that the useful life of the patents is 13 years.  The patents will be appropriately amortized over their useful life.  The remaining amount, approximately $21,000, which was allocated to goodwill, is expected to be deductible for tax purposes.

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

The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based on the fair value of the identifiable assets acquired and liabilities assumed.  The allocation of the purchase price for the identifiable assets purchased and liabilities assumed was as follows (in thousands):

Assets acquired:	Amounts
Accounts receivable	$25
Inventories	4
Equipment	24
Deposits	5
Intangible (Patent)	500
Goodwill	507
1,065
Liabilities assumed:
Accounts payable	(21)
Accrued expenses	(43)
(64)
Cost of acquisition	$1,001

The purchase price in excess of the fair value of the tangible assets acquired has initially been allocated to intangibles and goodwill.  The Company uses several sources in determining the fair value of the various specific separately identifiable intangible assets, including an independent third party valuation expert.   The Company allocated $500,000 of the purchase price to the patent developed by SensorCast.  The Company further determined, with the assistance of an independent third party valuation expert, that the useful life of the patent is 15 years and it will be appropriately amortized over its useful life.  The remaining amount, approximately $507,000, which was allocated to goodwill, is expected to be deductible for tax purposes.

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

	April 30, 2010		April 30, 2009
Intangible Asset Description	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	$852	$(199)	$352	$(155)
Customer relationships	1,040	(229)	1,040	(148)
Trade name	530	(94)	530	(59)
Technologies	475	(56)	225	(25)
	$2,897	$(578)	$2,147	$(387)

Amortization expense of intangible assets for the years ended April 30, 2010 and 2009 was approximately $191,000 and $167,000, respectively. Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2011	$219
2012	219
2013	213
2014	201
2015	201

The following table details the changes in the carrying amount of the Company’s goodwill (in thousands):

	April 30, 2010	April 30, 2009
Beginning Balance	$1,414	$1,544
Acquisition of businesses	528	--
Impairment charges	--	--
Other adjustments	--	(130)
Ending Balance	$1,942	$1,414

4.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of April 30, 2010, the Company had multiple credit agreements, including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

On August 13, 2009, the Company renewed its operating line of credit that provides the Company and its subsidiaries with short-term financing for their working capital requirements.   The line of credit at that time totaled $5,000,000 and accrued interest at the lower of the prime rate or an interest rate floor of 5.50%.  As of the time that the line of credit was refinanced, the line of credit accrued interest at 5.50%.  The line of credit was secured by accounts receivable and inventory, expired on February 13, 2010, and had a borrowing capacity calculated as a specified percentage of accounts receivable and inventory.  The line of credit contained various covenants, including certain financial performance covenants pertaining to the maintenance of debt to net worth and minimum net worth ratios.  The balance of the line of credit at April 30, 2009, was $4,000,000.

On October 30, 2009, the Company refinanced its credit agreements with a regional lender based in Kansas City, Missouri.  Actual funding was on November 2, 2009.  The credit agreements included an increased operating line of credit of $6,000,000 and the long-term financing of the Company’s production and headquarters facility.  The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory and expires on October 30, 2011.  The total amount of borrowing base for the line of credit as of April 30, 2010 was calculated as approximately $4,247,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on April 30, 2010.  The line of credit contains various covenants, including a financial covenant pertaining to the total amount of tangible net worth.  The $3,700,000 in borrowings outstanding on the line of credit as of April 30, 2010 is presented on the balance sheet as long-term in accordance with the terms of the new line of credit.  The Company’s long-term financing includes Industrial Revenue Bonds which were acquired by the Company’s new financial institution under the same financial terms of the original financing agreement.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	April 30, 2010	April 30, 2009
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of April 30, 2010), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,272	$3,393

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at April 30, 2010) plus/minus 0.5% performance based interest, due in full on October 30, 2011, secured by accounts receivable and inventory.	3,700	--
	6,972	3,393
Less current maturities	128	121
Total long-term debt	$6,844	$3,272

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2011	$128
2012	3,834
2013	142
2014	150
2015	158
Thereafter	2,560
$6,972

5.           SEGMENT REPORTING

Prior to May 1, 2009 the Company operated three reportable business segments:  DCI, Inc., NTG, Inc. and Radix Corporation.  DCI produced custom electronic assemblies which integrated a variety of interface technologies, such as custom liquid crystal displays, light emitting diode displays, and keypads, and also provided repair services and engineering design services.  NTG designed, marketed, and provided remote monitoring services.  Radix developed, designed, and marketed ultra-rugged handheld computers, peripherals and portable printers.  Effective May 1, 2009, the Company reorganized its operating subsidiaries by merging NTG and Radix, with DCI.  DCI was renamed Elecsys International Corporation.  The intent of the reorganization was the ability to leverage the operations, business development and engineering functions for greater efficiency and cost management.  The Company now measures the sales and gross margins of two primary business segments, Electronic Design and Manufacturing Services (“EDMS”) and Proprietary Products (“Proprietary”).   The EDMS business segment consists primarily of the product lines and services which DCI produced, including custom electronic assemblies, engineering services, customer liquid crystal displays and other interface technologies.  The Proprietary business segment is made up of the former NTG and Radix products and services and includes remote monitoring hardware and messaging services in addition to ultra-rugged hand held computers, peripherals and maintenance contract revenues.  The Company’s remaining activities are presented as unallocated and include corporate level expenses and corporate management fee revenue that are performed in a centralized environment and are not attributable to a particular business segment.  These activities are reported in the reconciliation of the segment totals as “Other” items.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.  The information presented for the year ended April 30, 2009 has been restated for comparable purposes.

	Year Ended April 30, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$9,862	$7,062	$104	$17,028

Segment gross margin	$1,701	$3,391	$104	$5,196

Goodwill	$--	$1,942	$--	$1,942

	Year Ended April 30, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$11,594	$10,215	$73	$21,882

Segment gross margin	$4,732	$3,426	$73	$8,231

Goodwill	$--	$1,414	$--	$1,414

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Years Ended April 30,
	2010	2009
Products and services:
Electronic interface assemblies	$9,362	$11,158
Remote monitoring solutions	3,811	3,484
Rugged mobile computing	2,924	6,731
Engineering services	224	350
Other	707	159
Total sales	$17,028	$21,882

The Company had total export sales of approximately $2,596,000 and $6,238,000 for the years ended April 30, 2010 and 2009, respectively.

6.           WARRANTY

The Company provides a limited warranty for a period of one year from the date of a customer’s receipt of its products, or one year from installation for some of our products, and will also provide an extended warranty for additional purchase price to the customer.  The Company’s standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The Company’s product warranty liability reflects management’s best estimate of probable liability under product warranties.  Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2010	2009
Warranty reserve balance at beginning of period	$122	$122
Expense accrued	171	113
Warranty costs incurred	(72)	(113)
Warranty reserve balance at end of period	$221	$122

7.	OPERATING LEASES

The Company has a number of office equipment leases which will begin to expire in August 2010 through February 2013.  The Company also has two office space leases.  As a result of the SensorCast transaction, the Company assumed a three year lease for office space in Lenexa, KS for approximately 2,500 square feet that expires at the end of July 2011.  The Company is also leasing office space in Sandy, UT for approximately 5,500 square feet that expires on September 30, 2010.  The Sandy, UT office space is being subleased by a local Utah company for approximately $8,000 per month through the end of the lease term.

Rent expense under all operating leases was approximately $132,000 and $123,000 for the years ended April 30, 2010 and 2009, respectively.  The following table presents the Company’s future obligations for minimum lease payments (in thousands):

Years Ended April 30,	Amount
2011	$88
2012	12
2013	2

8.           NET (LOSS) INCOME PER SHARE

The following table presents the components of the calculation of basic and diluted (loss) income per share (in thousands):

	Years Ended April 30,
	2010	2009
Numerator:
Net (loss) income	$(674)	$677

Denominator:
Weighted average common shares outstanding – basic	3,539	3,292
Effect of dilutive options outstanding	--	146
Weighted average common shares outstanding – diluted	3,539	3,438

Options to purchase 257,250 shares of common stock as of the year ended April 30, 2010, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

9.           STOCK OPTIONS

At April 30, 2010, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  According to the terms of the Company’s 1991 stock option plan (the “Plan”) for which the Company originally reserved 675,000 shares of common stock.  Both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors pursuant to the Plan.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than fair market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The Plan also provides for accelerated vesting if there is a change in control of the Company.  As of April 30, 2010, options to purchase approximately 257,250 shares were outstanding, of which 231,250 were vested and exercisable.

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

	Year Ended April 30,
	2010	2009
Risk-free interest rate	2.93% - 3.17%	1.71% - 2.92%
Expected life, in years	6	6
Expected volatility	61.72% - 61.83%	35.10% - 37.96%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.00%	5.00% - 6.30%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised if the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.    In accordance with ASC Topic 718, the Company will revise the Consolidated Statement of Cash Flows presentation to report any tax benefit from the exercise of stock options as financing cash flows.  For the year ended April 30, 2010 and 2009, there were no exercises of stock options which triggered tax benefits.

At April 30, 2010, there was approximately $44,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.06 years.

The following table represents stock option activity for the years ended April 30, 2010 and 2009:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options at April 30, 2008	324,750	$2.53	5.34 Years
Granted	36,750	6.33	9.18 Years
Exercised	(10,750)	3.87	--
Forfeited	(30,000)	5.84	--
Outstanding options at April 30, 2009	320,750	$2.62	4.62 Years
Granted	21,500	3.72	9.57 Years
Exercised	(50,000)	2.25	--
Forfeited	(35,000)	5.68	--
Outstanding options at April 30, 2010	257,250	$2.36	4.23 Years

Outstanding exercisable at April 30, 2010	231,250	$2.09	3.69 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 40,250 at April 30, 2010.  The aggregate intrinsic value of options outstanding was approximately $467,000 and $451,000 as of April 30, 2010 and 2009, respectively.  The aggregate intrinsic value of options exercisable was approximately $461,000, and $451,000 at April 30, 2010 and 2009, respectively.  Total aggregate intrinsic value of options exercised during for the years ended April 20, 2010 and 2009 were approximately $88,000 and $4,000, respectively.  Compensation expense of $33,000 and $85,000 was recognized for the years ended April 30, 2010 and 2009, respectively.

During the year ended April 30, 2010, the Company granted 21,500 options.  These options had a weighted average grant date fair value of $2.19 per share.

The following table summarizes information about stock options outstanding at April 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at April 30, 2010	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at April 30, 2010	Weighted-Average Exercise Price
$0.01 - $1.00	95,500	1.98 years	$0.81	95,500	$0.81
$1.01 - $2.00	47,500	2.59 years	$1.25	47,500	$1.25
$2.01 - $3.00	1,000	0.06 years	$2.13	1,000	$2.13
$3.01 - $4.00	96,500	6.62 years	$3.69	80,000	$3.70
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	5,000	7.56 years	$5.90	3,333	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	11,750	8.37 years	$7.05	3,917	$7.05
Total	257,250	4.23 years	$2.36	231,250	$2.09

10.           INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at April 30, 2010 and 2009 are as follows (in thousands):

	Years Ended April 30,
	2010	2009
Deferred tax assets:
Current:
Accrued expenses	213	118
Inventories	314	642
Other	57	38
Total deferred tax assets	584	798

Deferred tax liabilities:
Property and equipment	(352)	(373)
Other	(57)	(44)
Total deferred tax liabilities	(409)	(417)

Net deferred tax asset	$175	$381

	Years Ended April 30,
	2010	2009
Current tax expense (benefit)	$(719)	$289
Deferred tax expense (benefit)	206	89
	$(513)	$378

The income tax benefit differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30,
	2010	2009
Expense (benefit) at federal statutory rate	$(403)	$358
Permanent tax differences	16	13
State tax expense (benefit), net of federal tax (benefit)	(59)	53
Change in ASC 740 reserve	(69)	(12)
Additional tax credits and benefits generated in prior years	--	(40)
Other	2	6
	$(513)	$378

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

In previous fiscal years, the Company recognized an additional $97,000 of income tax expense, including $14,000 relating to penalties and interest, for potential state income tax liability in various states for tax years 2003 through 2009.  During fiscal 2010, the state income tax liability was reduced by $69,000 as a result of expiring statute of limitations.  The remaining potential state income tax liability is approximately $16,000 and includes penalties and interest. As of April 30, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  A reconciliation of the total amounts of unrecognized tax benefits for the years ended April 30, 2010 and 2009 are presented below (in thousands):

	Years Ended April 30,
	2010	2009
Unrecognized tax benefits, beginning of period	$85	$97
Increases – tax positions taken in prior periods	--	--
Lapse of statute of limitations	(69)	(12)
Unrecognized tax benefits, end of period	$16	$85

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

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With a few exceptions, we are no longer subject to Internal Revenue Service (IRS), state or local income tax examinations by tax authorities for the years before 2005.  As of April 30, 2010, the Company is not currently under examination by any taxing jurisdiction.

11.           EMPLOYEE BENEFIT PLAN

The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service.  Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations.  On April 10, 2009 the Company amended the Plan to discontinue the Company’s contribution on the employee’s behalf.  On January 1, 2010, the Company reinstated its matching contribution by amending the Plan.  The Company’s contribution matches the employee’s first 1% contribution plus an additional 50% of each employee's contribution up to the next 5% to a maximum of 6% of the employee's annual compensation.  Participants in the plan may direct the Company’s contribution into mutual funds and money market funds.  Additionally, the Company may make discretionary contributions to the plan.  For the years ended April 30, 2010 and 2009, Company contributions to the plans amounted to approximately $46,000 and $160,000, respectively.

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

Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring

Organizations of the Treadway Commission.  Based on this assessment using those criteria, management concluded that, as of April 30, 2010, the Company’s internal control over financial reporting was effective.

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

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed pursuant to this Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2010.

Item 11.      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2010.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2010.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2010.

Item 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2010.

Part IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The list of exhibits following the signature page of this Annual Report on Form 10-K is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

Date: July 28, 2010		/s/ Karl B. Gemperli
	By:	Karl B. Gemperli
President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

s/ Karl B. Gemperli	Date: July 28, 2010
Karl B. Gemperli
President, Chief Executive Officer and Director Principal Executive Officer

/s/ Todd A. Daniels	Date: July 28, 2010
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

/s/ Robert D. Taylor	Date: July 28, 2010
Robert D. Taylor
Chairman of the Board of Directors

/s/ Stan Gegen	Date: July 28, 2010
Stan Gegen
Director

/s/ Casey Coffman	Date: July 28, 2010
Casey Coffman
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

(l)
Asset Purchase Agreement dated June 30, 2009 between Elecsys International Corporation and MBBS S.A. attached as Exhibit 99.2 of the Company’s Form 8-K filed July 1, 2009 with the Securities and Exchange Commission, is incorporated herein by reference.

(m)
Secured Loan Agreement dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A. attached as Exhibit 10.1 of the Company’s Form 10-Q filed December 14, 2009 with the Securities and Exchange Commission, is incorporated by reference.

(n)
Secured Revolving Credit Note for $6,000,000 dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A. attached as Exhibit 10.2 of the Company’s Form 10-Q filed December 14, 2009 with the Securities and Exchange Commission, is incorporated by reference.

(o)
Security Agreement dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A. attached as Exhibit 10.3 of the Company’s Form 10-Q filed December 14, 2009 with the Securities and Exchange Commission, is incorporated by reference.

(p)
Bond Pledge Agreement dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A. attached as Exhibit 10.4 of the Company’s Form 10-Q filed December 14, 2009 with the Securities and Exchange Commission, is incorporated by reference.

(q)	Asset Purchase Agreement dated January 4, 2010 between Elecsys

Corporation and SensorCast LLC, attached as Exhibit 1.1 of the Company’s Form 8-K filed January 5, 2010 with the Securities and Exchange Commission, is incorporated by reference.

(r)	Marketing and Sales Agreement dated June 21, 2010 between Elecsys Corporation and EuroTech, Inc.

21	Subsidiaries of the Company

23.1	Consent of McGladrey & Pullen LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Office (Principal Financial and Accounting Officer)

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer)

32.2	Section 1350 Certification of Vice President and Chief Financial Offi (Principal Financial and Accounting Officer)