Form 10-Q
period 2010-07-31
ELECSYS CORP
filed 2010-09-07
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   July 31, 2010.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,788,512 shares outstanding as of September 3, 2010.

ELECSYS CORPORATION AND SUBSIDIARIES
FORM 10-Q
Quarter Ended July 31, 2010

Signatures	29

Exhibit Index	30

PART I – FINANCIAL STATEMENTS

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	July 31, 2010	July 31, 2009
Sales	$5,182	$3,619
Cost of products sold	3,437	2,489
Gross margin	1,745	1,130

Selling, general and administrative expenses:
Research and development expense	316	235
Selling and marketing expense	419	401
General and administrative expense	764	1,018
Total selling, general and administrative expenses	1,499	1,654

Operating income (loss)	246	(524)

Financial income (expense):
Interest expense	(77)	(112)
Other income (expense), net	(7)	(1)
	(84)	(113)

Income (loss) before income taxes	162	(637)

Income tax expense (benefit)	55	(241)

Net (loss) income	$107	$(396)

Net income (loss) per share information:
Basic	$0.03	$(0.12)
Diluted	$0.03	$(0.12)

Weighted average common shares outstanding:
Basic	3,788	3,357
Diluted	3,894	3,357

 See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	July 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$691	$493
Accounts receivable, less allowances of $173 and $173, respectively	2,445	2,582
Inventories, net	6,218	6,043
Prepaid expenses	92	78
Income tax receivable	184	486
Deferred taxes, net	700	584
Total current assets	10,330	10,266

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,321	3,326
	8,453	8,458
Accumulated depreciation	(2,803)	(2,693)
	5,650	5,765

Goodwill	1,942	1,942
Intangible assets, net	2,264	2,319
Other assets, net	73	75
Total assets	$20,259	$20,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,746	$1,725
Accrued expenses	1,292	1,294
Current maturities of long-term debt	130	128
Total current liabilities	3,168	3,147

Deferred taxes, net	398	409
Long-term debt, less current maturities	6,611	6,844

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,788,512 at July 31, 2010 and 3,787,512 at April 30, 2010	38	38
Additional paid-in capital	10,969	10,961
Accumulated deficit	(925)	(1,032)
Total stockholders' equity	10,082	9,967
Total liabilities and stockholders' equity	$20,259	$20,367

See Notes to Condensed Consolidated Financial Statements

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2009	3,296	$33	$9,243	$(358)	$8,918
Net loss	--	--	--	(674)	(674)
Issuance of stock for MBBS S.A. acquisition	175	2	609	--	611
Issuance of stock for SensorCast LLC acquisition	267	2	964	--	966
Exercise of stock options	50	1	112	--	113
Share-based compensation expense	--	--	33	--	33
Balance at April 30, 2010	3,788	38	10,961	(1,032)	9,967
Net income	--	--	--	107	107
Exercise of stock options	1	--	2	--	2
Share-based compensation expense	--	--	6	--	6
Balance at July 31, 2010 (unaudited)	3,789	$38	$10,969	$(925)	$10,082

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended July 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$107	$(396)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	6	16
Depreciation	110	126
Amortization	55	42
Provision for doubtful accounts	--	18
Loss on disposal of equipment	13	--
Deferred income taxes	(127)	(241)
Changes in operating assets and liabilities, net of acquisition assets and assumed liabilities:
Accounts receivable	137	984
Inventories	(175)	437
Accounts payable	21	(395)
Accrued expenses	(2)	20
Income taxes payable/receivable	302	--
Other	(12)	(30)
Net cash provided by operating activities	435	581

Cash Flows from Investing Activities:
Purchases of property and equipment	(8)	(11)
Net cash (used in) investing activities	(8)	(11)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(200)	(100)
Proceeds from exercise of stock options	2	--
Principal payments on long-term debt	(31)	(29)
Net cash (used in) financing activities	(229)	(129)
Net increase in cash and cash equivalents	198	441
Cash and cash equivalents at beginning of period	493	128
Cash and cash equivalents at end of period	$691	$569

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$77	$101
Cash received during the period for income taxes	120	--

Elecsys Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended July 31,
	2010	2009
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Accounts receivable	$--	$42
Inventories	--	294
Other assets	--	36
Equipment	--	82
Intangibles	--	257
Accounts payable	--	(38)
Accrued expenses	--	(62)
Common stock issued for acquisition	--	(611)
Total cash paid in acquisition	$--	$--

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 31, 2010
(Unaudited)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) data acquisition, telemetry, and analysis systems, as well as custom electronic equipment, for critical industries worldwide.  The Company’s proprietary equipment and services encompass rugged wireless remote monitoring, wireless communication, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential.  The Company also manufactures and provides integrated displays and custom electronic assemblies to numerous industries.  Primary markets include energy infrastructure, safety and security systems, industrial controls, irrigation and water management, transportation, military, and aerospace.  The Company markets and supports proprietary technology and products and services under the Pipeline Watchdog, SensorCast, Director, Radix, eXtremeTAG, and DCI trade names.

The Company’s sales are made to customers within the United States and several other international markets with an overall increase in international sales over the last several years.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income
The Company has no components of other comprehensive income, therefore comprehensive income equals net income.

Fair Value of Financial Instruments
The carrying amount of financial instruments, including cash, accounts receivable, accounts payable, the current portion of long-term debt, are at approximate fair value because of the short-term nature of these items.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification [“ASC”] Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus on the FASB Emerging Issues Task Force [“EITF”]); effective for years beginning after June 15, 2010.  Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC Topic 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  The Company is currently evaluating the impact of adopting ASU No. 2009-13..

Revenue Recognition
The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and its proprietary products including its remote monitoring equipment, RFID technology and solutions and its mobile computing products.  The Company also derives revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer when they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month the services are provided or maintenance periods are completed.  For customers that utilize the Company’s engineering design services, the customer is billed and revenue is recognized when the design services or tooling have been completed.  The Company requires its customers to provide a binding purchase order to verify the manufacturing services to be provided.  Typically, the Company does not have any post-shipment obligations, including customer acceptance requirements.  The Company does provide training and installation services to its customers and those services are billed and the revenue recognized at the end of the month after the services are completed.  Revenue recognized is net of any sales taxes, tariffs, or duties remitted to any governmental authority.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables, considering a customer’s financial condition and credit history, and considering current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms (30 days for the majority of customers).  Interest is not charged on past due accounts for the majority of the Company’s customers.

Inventory Valuation
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon.  Individual part numbers that have not been used in a 24-

month time period are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of the quarterly inventory write-down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years

Building and improvements	39
Equipment	3-8
Computers and software	3

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (April 30) with the assistance of an outside valuation firm, and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

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

Subsequent Events
The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements.  There are no matters which require disclosure.

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.

The balance sheet at April 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-K for the year ended April 30, 2010.

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

	July 31, 2010		April 30, 2010
Intangible Asset Description	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	$852	$(216)	$852	$(199)
Customer relationships	1,040	(249)	1,040	(229)
Trade name	530	(103)	530	(94)
Technologies	475	(65)	475	(56)
	$2,897	$(633)	$2,897	$(578)

Amortization expense for the three-month periods ended July 31, 2010 and 2009 was approximately $55,000 and $42,000, respectively.  Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2011	$163
2012	219
2013	213
2014	201
2015	201

The following table details the changes in the carrying amount of the Company’s goodwill (in thousands):

	July 31, 2010	April 30, 2010
Beginning Balance	$1,942	$1,414
Acquisition of businesses	--	528
Ending Balance	$1,942	$1,942

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of July 31, 2010, the Company has determined based on the terms of the agreements and the specific performance-based measures that based on current projections no contingent consideration is expected to be due in either the Radix or MBBS transactions.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories for the periods ended July 31, 2010 and April 30, 2010, respectively, are summarized by major classification as follows (in thousands):

	July 31, 2010	April 30, 2010
Raw material	$3,236	$2,971
Work-in-process	1,071	1,223
Finished goods	1,911	1,849
	$6,218	$6,043

5.           STOCK OPTION PLAN

At July 31, 2010, the Company had an equity-based compensation plan from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  According to the terms of the Company’s 1991 stock option plan (the “Plan”) for which the Company originally reserved 675,000 shares of its common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The Plan also provides for accelerated vesting if there is a change in control of the Company.

The Company accounts for its stock-based compensation plan in accordance with ASC Topic 718, Compensation-Stock Compensation.  ASC Topic 718 requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair value.  It further requires companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended July 31, 2010 and 2009.

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009
Risk-free interest rate	2.42%	3.14%
Expected life, in years	6	6
Expected volatility	61.27%	75.32%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.60%	8.10%

The Company uses historical data to estimate option exercises and employee terminations used in the model.  Expected volatility is based on monthly historical fluctuations of the Company’s common stock price using the closing market value for the number of months of the expected term immediately preceding the grant.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar term.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three-month periods ended July 31, 2010 and 2009, there were no exercises of stock options which triggered tax benefits.

At July 31, 2010, there was approximately $38,000 of unrecognized compensation cost related to stock-based payments that is expected to be recognized over a weighted-average period of 1.81 years.

The following table represents stock option activity for the three-month period ended July 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2010	257,250	$2.36	4.23 Years
Granted	--	--
Exercised	1,000	$2.13
Forfeited	--	--
Outstanding options at July 31, 2010	256,250	$2.36	4.00 Years

Outstanding exercisable at July 31, 2010	230,250	$2.09	3.45 Years

Shares of common stock available for future stock option grants to employees, officers, directors and consultants of the Company under the existing Plan were 40,250 at July 31, 2010.  At July 31, 2010 the aggregate intrinsic value of options outstanding was approximately $451,000, and the aggregate intrinsic value of options exercisable was approximately $446,000.  The Company recognized stock-based compensation expense of $6,000 and $16,000 for the three-month periods ended July 31, 2010 and 2009, respectively.  There were no options granted in the three-month period ended July 31, 2010.

The following table summarizes information about stock options outstanding at July 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2010	Weighted- Average Exercise Price
$0.01 - $1.00	95,500	1.73 years	$0.81	95,500	$0.81
$1.01 - $2.00	47,500	2.34 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	96,500	6.37 years	$3.69	80,000	$3.70
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	5,000	7.31 years	$5.90	3,333	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	11,750	8.12 years	$7.05	3,917	$7.05
Total	256,250	4.00 years	$2.36	230,250	$2.09

7.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	July 31, 2010	July 31, 2009
Numerator:
Net income (loss)	$107	$(396)

Denominator:
Weighted average common shares outstanding - basic	3,788	3,357
Effect of dilutive options outstanding	106	--
Weighted average common shares outstanding - diluted	3,894	3,357

Options to purchase 118,250 and 310,750 shares of common stock as of July 31, 2010 and 2009, respectively were anti-dilutive and therefore were not included in the computation of diluted earnings per share for the three-month periods ended July 31, 2010 and 2009.

8.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of July 31, 2010, the Company had multiple credit agreements, including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

As of July 31, 2010, the Company had a $6,000,000 operating line of credit that provided the Company and its subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2011.  The total amount of borrowing base for the line of credit as of July 31, 2010 was calculated as approximately $4,415,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on July 31, 2010.  The line of credit contains various covenants, including a financial covenant pertaining to the total amount of tangible net worth.  The $3,500,000 in borrowings outstanding on the line of credit as of July 31, 2010 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	July 31, 2010	April 30, 2010
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of July 31, 2010), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,241	$3,272

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at July 31, 2010) plus/minus 0.5% performance based interest, due in full on October 30, 2011, secured by accounts receivable and inventory.	3,500	3,700
	6,741	6,972
Less current maturities	130	128
Total long-term debt	$6,611	$6,844

The approximate aggregate amount of principal to be paid on the long-term debt during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2011	$97
2012	3,634
2013	142
2014	150
2015	158
Thereafter	2,560
$6,741

9.           SEGMENT REPORTING

The Company operates and measures the sales and gross margins of two primary business segments, Electronic Design and Manufacturing Services (“EDMS”) and Proprietary Products (“Proprietary”).   The EDMS business segment consists primarily of custom electronic assemblies, engineering services, custom liquid crystal displays and other interface technologies. The Proprietary business segment is made up remote monitoring hardware and messaging services, ultra-rugged handheld computers, peripherals and maintenance contract revenues, and RFID solutions.  The Company’s remaining activities are presented as unallocated and include corporate level expenses and corporate management fee revenue that are performed in a centralized environment and are not attributable to a particular business segment.  These activities are reported in the reconciliation of the segment totals as “Other” items.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.

	Three Months Ended July 31, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$3,043	$2,138	$--	$5,182

Segment gross margin	$615	$1,130	$--	$1,745

Goodwill	$--	$1,942	$--	$1,942

	Three Months Ended July 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$2,024	$1,406	$189	$3,619

Segment gross margin	$373	$637	$120	$1,130

Goodwill	$--	$1,942	$--	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).
	July 31, 2010	July 31, 2009
Products and services:
Electronic manufacturing services	$2,939	$1,958
Remote monitoring solutions	1,338	648
Rugged mobile computing	728	758
Engineering services	65	66
Other	112	189
Total sales	$5,182	$3,619

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Three Months Ended July 31,
	2010	2009
Warranty reserve balance at beginning of period	$221	$122
Expense accrued	3	16
Warranty costs incurred	(40)	(80)
Warranty reserve balance at end of period	$184	$58

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
 Results of Operation.

Overview

Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) data acquisition, telemetry, and analysis systems, as well as custom electronic equipment, for critical industries worldwide.  The Company’s proprietary equipment and services encompass rugged wireless remote monitoring, wireless communication, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential.  The Company also manufactures and provides integrated displays and custom electronic assemblies to numerous industries.  Primary markets include energy infrastructure, safety and security systems, industrial controls, irrigation and water management, transportation, military, and aerospace.  The Company markets and supports proprietary technology and products and services under the Pipeline Watchdog, SensorCast, Director, Radix, eXtremeTAG, and DCI trade names.

Results of Operations

Three Months Ended July 31, 2010 Compared With Three Months Ended July 31, 2009.

The following table sets forth, for the periods presented, certain statement of operations data (in thousands) of the Company:

	Three Months Ended
	July 31, 2010		July 31, 2009
Sales	$5,182	100.0%	$3,619	100.0%
Cost of products sold	3,437	66.3%	2,489	68.8%
Gross margin	1,745	33.7%	1,130	31.2%
Selling, general and administrative expenses	1,499	28.9%	1,654	45.7%
Operating income (loss)	246	4.8%	(524)	(14.5)%
Interest expense	(77)	(1.5%)	(112)	(3.1%)
Other income (expense), net	(7)	(0.1%)	(1)	0.0%
Income (loss) before income taxes	162	3.2%	(637)	(17.6)%
Income tax expense (benefit)	55	(1.1%)	(241)	6.7%
Net income (loss)	$107	2.1%	$(396)	(10.9)%
Net income (loss) per share – basic	$0.03		$(0.12)
Net income (loss) per share – diluted	$0.03		$(0.12)

Sales for the three months ended July 31, 2010 were approximately $5,182,000, an increase of $1,563,000, or 43.2%, from $3,619,000 for the comparable prior year period of fiscal 2010.

EDMS.  Sales for the EDMS segment were approximately $3,043,000, an increase of $1,019,000, or 50.4%, from $2,024,000 in the prior year period.  The increase in sales was a result of steady increases in bookings and backlog during the last few quarters led by the addition of new customers.  However, we continue to experience the effects of a weakened economy, and resulting cautious order patterns from our long-time customers. Therefore, we anticipate that EDMS sales will likely remain steady in the coming fiscal quarters as compared to sales in the just completed fiscal quarter.  This estimate is based upon the planned addition of several new customers, the continued transition of several projects from our design group into production, current scheduled orders in backlog, and the potential for electronic raw material shortages that may impact current scheduled orders.

Proprietary products.  Sales of our proprietary products and services were $2,138,000 for the three-month period ended July 31, 2010, which was a $732,000, or 52.1%, increase from sales of $1,406,000 in the prior year period.

Sales of our wireless remote monitoring and telemetry solutions were approximately $1,338,000 for the three-month period ended July 31, 2010, which was an increase of $690,000, or 106.5% from the three-month period ended July 31, 2009.  The increase in overall sales of remote monitoring equipment and services was the outcome of increases in customer orders received and shipped.  We continue to experience demand for WatchdogCP products as well as new remote monitoring products that were introduced to the marketplace in Spring 2010.  The addition of the SensorCast products and customers as well as the Director Series of communication products and database services, acquired through the technology license agreement signed in June 2010 with Eurotech, Inc., have also contributed to the increase in sales. We expect that sales of our wireless remote monitoring and telemetry solutions will continue to increase over the next few quarters as compared to the most recently completed fiscal quarter due to continued strong demand for WatchdogCP, SensorCast and the Director Series products and services.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our eXtremeTAG RFID solutions, were approximately $728,000, a decrease of $30,000, or 3.9%, from the prior year period.  The decrease in sales resulted primarily from the overall economic conditions that have affected the majority of our handheld computer customers in the U.S. and many international markets.  During the three-month period ended July 31, 2010, there were approximately $58,000 of eXtremeTAG sales as compared to $4,000 in the prior year period.  We continue to receive interest from multiple customers about our RFID solutions and development continues towards incorporating our new RFID reader into the latest model handheld computer, the FW950.  We expect the FW950, its related peripherals, maintenance contract revenues, and our eXtremeTAG RFID tags and solutions, will contribute to slight increases in sales as compared to the current period over the next few quarters.

Other revenues.  Additional miscellaneous revenues which have been allocated between the EDMS and proprietary product segments, totaled approximately $177,000 for the three-month period ended July 31, 2010.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $255,000 in the three-month period ended July 31, 2009, which included approximately

$104,000 of management consulting fees.  Those management consulting contract fees were the result of the Company being engaged to manage and perform consulting services for MBBS during the period between the original announcement of the Stock Purchase Agreement on March 19, 2009 and the signing and closing of the Asset Purchase Agreement on June 30, 2009.

Total consolidated backlog at July 31, 2010 was approximately $6,195,000, an increase of $153,000, or 2.5%, from a total backlog of $6,042,000 on April 30, 2010 and an increase of approximately $2,031,000, or 48.8%, from a total backlog of $4,164,000 on July 31, 2009.  The increase in the backlog is the result of increases in orders from current and new customers of our electronic design and manufacturing services as well as orders for our proprietary products.  EDMS orders typically specify several shipments and services provided over a period of time or delivery schedule.  Orders for our proprietary products are usually completed and shipped to the customer soon after the order is received.  Certain larger proprietary product orders have specific deliveries scheduled through November 2011 or may not yet be scheduled for delivery due to uncertain field installation and deployment schedules and similar related factors.  These product orders, with future or unscheduled delivery dates, are included in the calculation of consolidated backlog.

Gross margin for the three-month period ended July 31, 2010 was 33.7% of sales, or $1,745,000, compared to 31.2% of sales, or $1,130,000, for the three-month period ended July 31, 2009.  This was an increase of $615,000, or 54.4%, from the comparable period of fiscal 2009.

The gross margin for the EDMS business segment was 20.2% of sales, or $615,000, for the three-month period ended July 31, 2010, compared to 18.4% of sales, or $373,000, for the three-month period ended July 31, 2009.  This was an increase of $242,000 from the comparable period of prior fiscal year.  The increase was primarily driven by the overall increase in EDMS sales as well as the specific mix of products sold, primarily higher margin LCDs, during the three-month period ended July 31, 2010 as compared to the comparable period of the prior year.

Gross margin for the proprietary products business segment was approximately 52.9% of sales, or $1,130,000, for the three-month period ended July 31, 2010 compared to 45.3% of sales, or $637,000, for the three-month period ended July 31, 2009. This was an increase of $493,000 from the comparable period of the prior fiscal year.  The increase in gross margin dollars and percentage for our proprietary products and services resulted from increases in remote monitoring revenues of over 100% and their related gross margins.

We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses decreased $155,000, or 9.4%, to $1,499,000 for the three-month period ended July 31, 2010 from $1,654,000 in the three-month period ended July 31, 2009.  SG&A expenses were 28.9% of sales for the fiscal first quarter of 2011 as compared to 45.7% of sales for the comparable period for fiscal 2010.  Corporate administrative expenses decreased approximately $69,000 from the comparable period of the prior year mainly due to a reduction in professional fees for investor relations efforts and a slight reduction in equity compensation expenses.  Operating expenses decreased approximately $86,000 during the first fiscal quarter as compared to the prior year comparable period.  During the previous fiscal year’s three-month period ended July 31, 2009, we recognized approximately $47,000 of expenses that were related to the MBBS acquisition.  These costs included personnel, travel, operating costs, and other transaction expenses.  Other changes in SG&A costs during the three-month period ended July 31, 2010 included reductions in travel expenses of $46,000 and sales consulting expenses of $96,000 as compared to the previous year period.  These expense reductions were offset to some extent by increases in commission expense of $45,000 due to higher sales volumes and support engineering expenses of approximately $43,000.  SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, systems and capabilities. We continue to integrate the products and technology acquired through our previously announced agreements with SensorCast LLC and Eurotech, Inc., and we also plan to continue investing in new product development, marketing, and sales for our existing proprietary product lines.

Operating income for the three-month period ended July 31, 2010 was approximately $246,000, an improvement of $770,000 resulting from the above factors and from an operating loss of $524,000 during the three-month period ended July 31, 2009.

Financial expenses, including interest expense, were $84,000 and $113,000 for the three-month periods ended July 31, 2010 and 2009, respectively.  The decrease of $29,000 was primarily the result of an overall decrease in the total outstanding borrowings compared to the previous fiscal year period as well as the impact of a reduction in the interest rate paid on the line of credit due to the refinancing in late October 2009.  During the three-month period ended July 31, 2010, we made $200,000 in payments on the operating line of credit that lowered the total amount outstanding to $3,500,000.  As of July 31, 2010, there was $3,241,000 outstanding in long-term borrowings compared to $3,364,000 at July 31, 2009.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.  We plan to utilize the operating line of credit when necessary over the next few quarters to fund the increases in our production activity, but we also plan to make regular payments on our operating line of credit so that the amount of outstanding borrowings will remain stable or decrease.

Income tax expense was approximately $55,000 for the three-month period ended July 31, 2010.  An income tax benefit was recorded for the three-month period ended July 31, 2009 of approximately $241,000.  The $296,000 change in income taxes was the result of the change from a loss before income taxes for the prior year period to income that was reported for thecurrent three-month period ended.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

As a result of the above factors, net income was $107,000, or $0.03 per diluted share, for the three-month period ended July 31, 2010 as compared to a net loss of $396,000, or $0.12 per diluted share, reported for the three-month period ended July 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents increased $198,000 to $691,000 as of July 31, 2010 compared to $493,000 at April 30, 2010.  The increase was the end result of cash provided by the collections of receivables and net income slightly offset by higher inventory levels and debt payments.

Operating activities.  Our consolidated working capital increased approximately $43,000 for the three-month period ended July 31, 2010.  The increase was the result of an overall increase in current assets offset with a slightly lower increase in current liabilities.  The increase in current assets was due to reductions in accounts receivable from collections and income taxes receivable offset by an increase in inventories and deferred taxes.  The increase in current liabilities was due to an increase in accounts payable and the current portion of long-term debt.  Operating cash receipts totaled approximately $5,319,000 and $4,579,000 during the three-month periods ended July 31, 2010 and 2009, respectively.  The increase is the result of the increase in sales for the current period in combination with the reduction in receivables as compared to the prior year.  Total cash disbursements for operations which include purchases of inventory and operating expenses, were approximately $4,884,000 for the three-month period ended July 31, 2010 and $3,998,000 for the three-month period ended July 31, 2009.  The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  Cash used in investing activities of $8,000 during the three-month period ended July 31, 2010 was the result of purchases of equipment.  During the prior year period ended July 31, 2009, purchases of equipment totaled approximately $11,000.

Financing activities.  As of July 31, 2010, the Company had a $6,000,000 operating line of credit that provided the Company and its subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2011.  The total amount of borrowing base for the line of credit as of July 31, 2010 was calculated as approximately $4,415,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on July 31, 2010.  The line of credit contains various covenants, including a financial covenant pertaining to the total amount of tangible net worth.  For the three-month period ended July 31, 2010 therewere no borrowings on the operating line of credit.  Total payments on the line of credit were $200,000 for the period while payments on long-term debt totaled approximately $31,000.  For the three-month period ended July 31, 2009, financing activities included $129,000 of cash used in payment of long-term and line of credit debt.  As of July 31, 2010, there were $3,500,000 borrowings outstanding on the operating line of credit.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from operations, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayment for the foreseeable future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We cannot assure you that actual results will not differ from those estimates.  The following critical accounting policies affect our judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We derive revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and our proprietary products including our remote monitoring equipment, RFID technology and solutions and our mobile computing products.  We also derive revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer after they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month after the services or maintenance periods are completed.  For customers that utilize our engineering design services, we bill the customer and recognize revenue after the design services or tooling have been completed.  We require our customers to provide a binding purchase order to verify the manufacturing services to be provided and to ensure payment.  Typically, we do not have any post-shipment obligations, including customer acceptance requirements.  We do provide training and installation services to our customers and those services are billed and the revenue recognized at the end of the month after the services are completed.  Revenue recognized is net of any sales taxes, tariffs, or duties remitted to any governmental authority.

Inventory Valuation.  Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value.  Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  We make provisions for estimated excess and obsolete inventory based on our quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  We review our inventory in detail on a quarterly basis utilizing a 24-month time horizon.  Individual part numbers that have not been used in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down.  If actual market conditions or our customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.  The reserve balance is analyzed for adequacy along with the inventory review each quarter.

Allowance for Doubtful Accounts.  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables, considering a customer’s financial condition and credit history, and considering current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after 30 days (depending on payment terms).  Interest is not charged on past due accounts for the majority of our customers.

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

Intangible Assets.  Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software.  Intangible assets are amortized over their estimated useful lives using the straight-line method.Impairment of Long-Lived Intangible Assets.  Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying costs of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying cost of the assets to future undiscounted cash flows expected to be generated by the assets.  If the sum of the expected future cash flows is less than the carrying cost, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow its products and services, the Company’s dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis or Plan of Operation of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q, annual report on Form 10-K, and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     None.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index following the signature page.

            .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

September 7, 2010	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

September 7, 2010	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).