Form 10-Q/A
period 2010-09-07
ELECSYS CORP
filed 2010-09-07
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending July 31, 2010, initially filed with the Securities and Exchange Commission on September 7, 2010, is being filed solely to attach Exhibits 31.1, 31.2, 32.1 and 32.2, which are the certifications of the Registrant’s principal executive officer and principal financial and accounting officer.

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