Form 10-Q
period 2010-10-31
ELECSYS CORP
filed 2010-12-13
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   October 31, 2010.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,788,512 shares outstanding as of December 3, 2010.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended October 31, 2010

INDEX

PART I - FINANCIAL INFORMATION	Page

ITEM 1.	Consolidated Financial Statements
Condensed Consolidated Statements of Operations -
Three months and six months ended October 31, 2010 and 2009 (Unaudited)		3
Condensed Consolidated Balance Sheets -
October 31, 2010 (Unaudited) and April 30, 2010		4
Condensed Consolidated Statements of Stockholders’ Equity –
Six months ended October 31, 2010 (Unaudited) and the year ended April 30, 2010		5
Condensed Consolidated Statements of Cash Flows -
Six months ended October 31, 2010 and 2009 (Unaudited)		6
Notes to Condensed Consolidated Financial Statements (Unaudited)		8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33

ITEM 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Sales	$5,479	$4,001	$10,661	$7,620
Cost of products sold	3,750	2,762	7,187	5,251
Gross margin	1,729	1,239	3,474	2,369

Selling, general and administrative expenses:
Research and development expense	308	291	624	526
Selling and marketing expense	382	362	801	763
General and administrative expense	785	1,009	1,549	2,027
Total selling, general and administrative expenses	1,475	1,662	2,974	3,316

Operating income (loss)	254	(423)	500	(947)

Financial income (expense):
Interest expense	(75)	(101)	(152)	(213)
Other income, net	--	1	(7)	--
	(75)	(100)	(159)	(213)

Net income (loss) before income tax expense (benefit)	179	(523)	341	(1,160)

Income tax expense (benefit)	78	(201)	133	(442)

Net income (loss)	$101	$(322)	$208	$(718)

Net income (loss) per share information:
Basic	$0.03	$(0.09)	$0.06	$(0.21)
Diluted	$0.03	$(0.09)	$0.05	$(0.21)

Weighted average common shares outstanding:
Basic	3,789	3,471	3,788	3,414
Diluted	3,896	3,471	3,895	3,414

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	October 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352	$493
Accounts receivable, less allowances of $213 and $173, respectively	2,564	2,582
Inventories, net	6,333	6,043
Prepaid expenses	88	78
Income tax refund claims receivable	125	486
Deferred taxes	677	584
Total current assets	10,139	10,266

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,321	3,326
	8,453	8,458
Accumulated depreciation	(2,901)	(2,693)
	5,552	5,765

Goodwill	1,942	1,942
Intangible assets, net	2,209	2,319
Other assets, net	72	75
Total assets	$19,914	$20,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,681	$1,725
Accrued expenses	1,136	1,294
Current maturities of long-term debt	131	128
Total current liabilities	2,948	3,147

Deferred taxes	395	409
Long-term debt, less current maturities	6,378	6,844

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 share authorized; issued and outstanding – 3,788,512 at October 31, 2010 and 3,787,512 at April 30, 2010	38	38
Additional paid-in capital	10,979	10,961
Accumulated deficit	(824)	(1,032)
Total stockholders' equity	10,193	9,967
Total liabilities and stockholders' equity	$19,914	$20,367

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2009	3,296	$33	$9,243	$(358)	$8,918
Net loss	--	--	--	(674)	(674)
Issuance of stock for MBBS S.A. acquisition	175	2	609	--	611
Issuance of stock for SensorCast LLC acquisition	267	2	964	--	966
Exercise of stock options	50	1	112	--	113
Share-based compensation expense	--	--	33	--	33
Balance at April 30, 2010	3,788	38	10,961	(1,032)	9,967
Net income	--	--	--	208	208
Exercise of stock options	1	--	2	--	2
Share-based compensation expense	--	--	16	--	16
Balance at October 31, 2010 (unaudited)	3,789	$38	$10,979	$(824)	$10,193

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six months ended October 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$208	$(718)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	16	24
Depreciation	213	250
Amortization	112	93
Provision for doubtful accounts	40	37
Loss on disposal of equipment	13	--
Deferred income taxes	(107)	(15)
Changes in operating assets and liabilities, net of acquisition of certain assets and assumed liabilities:
Accounts receivable	(22)	677
Inventories	(290)	620
Accounts payable	(44)	204
Accrued expenses	(158)	(38)
Income tax refund claims receivable	361	(440)
Other	(10)	(25)
Net cash provided by operating activities	332	669

Cash Flows from Investing Activities:
Purchases of property and equipment	(12)	(24)
Net cash (used in) investing activities	(12)	(24)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(400)	(150)
Proceeds from exercise of stock options	2	--
Principal payments on long-term debt	(63)	(60)
Net cash (used in) financing activities	(461)	(210)
Net (decrease) increase in cash and cash equivalents	(141)	435
Cash and cash equivalents at beginning of period	493	128
Cash and cash equivalents at end of period	$352	$563

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$152	$202
Cash received during the period for income taxes	120	--

Continued on following page.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended October 31,
	2010	2009
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Accounts receivable	$--	$50
Inventories	--	295
Equipment	--	84
Intangibles	--	282
Change in Goodwill for purchase price adjustments	--	--
Accounts payable	--	(38)
Accrued expenses	--	(62)
Common stock issued for acquisition	--	(611)
Total cash paid in acquisition, net of cash acquired	$--	$--

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
October 31, 2010
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

Fair Value of Financial Instruments
The carrying amount of financial instruments, including cash, accounts receivable, accounts payable, and the current portion of long-term debt are at approximate fair value because of the short-term nature of these items.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification [“ASC”] Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus on the FASB Emerging Issues Task Force [“EITF”]); effective for years beginning after June 15, 2010.  Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC Topic 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  The Company is currently evaluating the impact of adopting ASU No. 2009-13.

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
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.

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

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

	October 31, 2010		April 30, 2010
Intangible Asset Description	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	$852	$(233)	$852	$(199)
Customer relationships	1,040	(270)	1,040	(229)
Trade name	530	(112)	530	(94)
Technologies	475	(73)	475	(56)
	$2,897	$(688)	$2,897	$(578)

Amortization expense for the three-month periods ended October 31, 2010 and 2009 was approximately $55,000 and $49,000, respectively.  Total amortization expense for the six-month periods ended October 31, 2010 and 2009 was approximately $110,000 and $90,000, respectively.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2011 (remaining)	$110
2012	219
2013	213
2014	201
2015	201

The following table details the changes in the carrying amount of the Company’s goodwill (in thousands):

	October 31, 2010	April 30, 2010
Beginning Balance	$1,942	$1,414
Acquisition of businesses	--	528
Ending Balance	$1,942	$1,942

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of October 31, 2010, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories for the periods ended October 31, 2010 and April 30, 2010, respectively are summarized by major classification as follows (in thousands):

	October 31, 2010	April 30, 2010
Raw material	$3,165	$2,971
Work-in-process	1,535	1,223
Finished goods	1,633	1,849
	$6,333	$6,043

5.           STOCK-BASED COMPENSATION

At October 31, 2010, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.

In September 2010, the Company’s stockholders’ approved a second equity-based compensation plan.  The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of October 31, 2010, there were no grants of equity-based awards under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month periods ended October 31, 2010 and 2009.

	Six Months Ended October 31, 2010	Six Months Ended October 31, 2009
Risk-free interest rate	2.20%	2.93%
Expected life, in years	6	6
Expected volatility	62.45%	61.72%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.30%	8.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the six-month periods ended October 31, 2010 and 2009, there were no exercises of stock options which triggered tax benefits.

At October 31, 2010, there was approximately $82,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.74 years.

The following table represents stock option activity for the six-month period ended October 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2010	257,250	$2.36	4.23 Years
Granted	26,000	3.88
Exercised	1,000	2.13
Forfeited	--	--
Outstanding options at October 31, 2010	282,250	$2.50	4.31 Years

Outstanding exercisable at October 31, 2010	236,333	$2.18	3.33 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing 1991 Plan were 14,250 and 380,000 under the 2010 Plan at October 31, 2010.  At October 31, 2010 the aggregate intrinsic value of options outstanding was approximately $409,000, and the aggregate intrinsic value of options exercisable was approximately $406,000.  The Company recognized share-based compensation expense of $16,000 and $24,000 for the six-month periods ended October 31, 2010 and 2009, respectively.  The weighted-average fair value of the options granted in the six-month period ended October 31, 2010 was $2.26 per option.

The following table summarizes information about stock options outstanding at October 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at October 31, 2010	Weighted- Average Exercise Price
$0.01 - $1.00	95,500	1.48 years	$0.81	95,500	$0.81
$1.01 - $2.00	47,500	2.09 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	122,500	6.91 years	$3.73	82,167	$3.70
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	5,000	7.06 years	$5.90	3,333	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	11,750	7.86 years	$7.05	7,833	$7.05
Total	282,250	4.31 years	$2.50	236,333	$2.18

6.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$101	$(322)	$208	$(718)

Denominator:
Weighted average common shares Outstanding – basic	3,789	3,471	3,788	3,414
Effect of dilutive options outstanding	107	--	107	--
Weighted average common shares outstanding – diluted	3,896	3,471	3,895	3,414

Options to purchase 134,250 and 317,250 shares of common stock as of the three-month and six-month periods ended October 31, 2010 and 2009, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of October 31, 2010, the Company had multiple credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 21, 2010.  The amendment added the Company’s wholly-owned subsidiary, Elecsys International Corporation, as a borrower, extended the expiration date of the line of credit to October 30, 2012, and modified the covenants to include a debt service coverage ratio.  The total amount of borrowing base for the line of credit as of October 31, 2010 was approximately $4,403,000, of which $1,103,000 was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on October 31, 2010.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $3,300,000 in borrowings outstanding on the line of credit as of October 31, 2010 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	October 31, 2010	April 30, 2010
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of October 31, 2010), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,209	$3,272

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at October 31, 2010) plus/minus 0.5% performance based interest, due in full on October 30, 2012, secured by accounts receivable and inventory.	3,300	3,700
	6,509	6,972
Less current maturities	131	128
Total long-term debt	$6,378	$6,844

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2011 (remaining)	$65
2012	134
2013	3,442
2014	150
2015	158
Thereafter	2,560
$6,509

8.           SEGMENT REPORTING

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

	Three Months Ended October 31, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$3,224	$2,255	$--	$5,479

Segment gross margin	$659	$1,070	$--	$1,729

	Three Months Ended October 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$2,300	$1,701	$--	$4,001

Segment gross margin	$413	$826	$--	$1,239

	Six Months Ended October 31, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$6,267	$4,394	$--	$10,661

Segment gross margin	$1,275	$2,199	$--	$3,474

Goodwill	$--	$1,942	$--	$1,942

	Six Months Ended October 31, 2009
	EDMS	Proprietary	Unallocated	Total

Total sales	$4,372	$3,144	$104	$7,620

Segment gross margin	$793	$1,472	$104	$2,369

Goodwill	$--	$1,414	$--	$1,414

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Products and services:
Electronic interface assemblies	$3,127	$2,183	$6,066	$4,141
Remote monitoring solutions	1,277	1,045	2,615	1,693
Rugged mobile computing	901	581	1,628	1,339
Engineering services	48	62	113	128
Other	126	130	239	319
Total sales	$$5,479	$4,001	$10,661	$7,620

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Six Months Ended October 31,
	2010	2009
Warranty reserve balance at beginning of period	$221	$122
Expense accrued	28	70
Warranty costs incurred	(76)	(126)
Warranty reserve balance at end of period	$173	$66

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
Results of Operation.

Overview

Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) data acquisition, telemetry, and analysis systems, as well as custom electronic equipment, for critical industries worldwide.  The Company’s proprietary equipment and services encompass rugged wireless remote monitoring, wireless industrial communication, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential.  The Company also designs and manufactures custom electronic assemblies and integrated displays for numerous industries.  Primary markets include energy infrastructure, safety and security systems, industrial controls, irrigation and water management, transportation, military, and aerospace.  The Company provides and supports proprietary technology and products and services under the Pipeline Watchdog, SensorCast, Director, Radix, eXtremeTAG, and DCI trade names.

On October 21, 2010, the Company modified and amended certain terms of its operating line of credit.  The amendment added the Company’s wholly-owned subsidiary, Elecsys International Corporation, as a borrower, extended the expiration date of the line of credit to October 30, 2012, and modified the covenants to include a debt service coverage ratio.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled $4,403,000 as of October 31, 2010.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on October 31, 2010.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $3,300,000 in borrowings outstanding on the line of credit as of October 31, 2010 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

Results of Operations

Three Months Ended October 31, 2010 Compared With Three Months Ended October 31, 2009.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	October 31, 2010		October 31, 2009
Sales	$5,479	100.0%	$4,001	100.0%

Cost of products sold	3,750	68.4%	2,762	69.0%
Gross margin	1,729	31.6%	1,239	31.0%
Selling, general and administrative expenses	1,475	26.9%	1,662	41.5%
Operating income (loss)	254	4.7%	(423)	(10.5%)
Interest expense	(75)	(1.4%)	(101)	(2.5%)
Other income, net	--	0.0%	1	0.0%
Income (loss) before income tax expense (benefit)	179	3.3%	(523)	(13.0%)
Income tax expense (benefit)	78	1.4%	(201)	(5.0%)
Net income (loss)	$101	1.9%	$(322)	(8.0%)
Net income (loss) per share – basic	$0.03		$(0.09)
Net income (loss) per share – diluted	$0.03		$(0.09)

Sales for the three months ended October 31, 2010 were approximately $5,479,000, an increase of $1,478,000, or 36.9%, from $4,001,000 for the comparable period of fiscal 2010.

EDMS.  Sales for the EDMS segment were approximately $3,127,000, an increase of $944,000, or 43.2%, from $2,183,000 in the prior year period.  The increase in sales was a result of increases in bookings and backlog during the last few quarters led by the addition of several new customers.  Based on an increase in recent bookings and feedback from customers, we anticipate that EDMS sales will continue to grow in the near term with modest growth as compared to sales in the last two fiscal quarters.  This estimate is based upon the anticipated addition of several new customers, the continued transition of several projects from our design group into production, and current scheduled orders in backlog.  However, the impact of another economic downturn or the potential for electronic raw material shortages due to lack of production capacity at many of the electronic component manufacturers may affect current scheduled orders as well as future bookings.  These events could adversely influence sales over the next few fiscal quarters.

Proprietary products.  Sales of our proprietary products and services were $2,178,000 for the three-month period ended October 31, 2010, which was a $552,000, or 34.0%, increase from sales of $1,626,000 in the prior year period.

Sales of our wireless remote monitoring and industrial telemetry solutions were approximately $1,277,000 for the three-month period ended October 31, 2010, which was an increase of $232,000, or 22.2%, from $1,045,000 for the three-month period ended October 31, 2009.  The increase in overall sales of remote monitoring equipment and services was the result of increases in customer orders received and shipped.  We continue to experience demand for WatchdogCP products as well as new remote monitoring products, such as the Watchdog P2S-AC, which was recently introduced to the marketplace.  The addition of the SensorCast products and customers as well as the Director Series of communication products and database services, acquired through the technology license agreement signed in June 2010 with Eurotech, Inc., has also contributed to the increase in sales.  We expect that sales of our wireless remote monitoring and industrial telemetry solutions will continue to increase over the next few quarters as compared to the most recently completed fiscal quarter.  We are continuing to experience strong demand for WatchdogCP, SensorCast and Director Series products and services and expect similar potential from new products being developed and introduced such as the Watchdog VIP and Director-based secure communication products.

Sales of our rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our RFID solutions, were approximately $901,000, an increase of $320,000, or 55.1%, from the prior year period.  This increase was primarily driven by improving overall economic conditions and sales growth of our latest model handheld computer, the Radix FW950.  We expect the Radix FW950, its related peripherals, product enhancements, maintenance contract revenues, and our eXtremeTAG RFID tags and solutions, will continue to produce slight increases in sales over the next few quarters as compared to the current period.

Other revenues.  Additional miscellaneous revenues which have been allocated between the EDMS and proprietary products business segments totaled approximately $174,000 for the three-month period ended October 31, 2010.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $192,000 in the three-month period ended October 31, 2009.

Total consolidated backlog at October 31, 2010 was approximately $8,080,000, an increase of $2,038,000, or 33.7%, from a total backlog of $6,042,000 on April 30, 2010 and an increase of approximately $3,128,000, or 63.2%, from a total backlog of $4,952,000 on October 31, 2009.  EDMS orders typically specify several shipments and services provided over a period of time or delivery schedule.  Orders for our proprietary products are usually completed and shipped to the customer soon after the order is received.  Certain larger proprietary product orders have specific deliveries scheduled through December 2011 or may not yet be scheduled for delivery due to uncertain field installation and deployment schedules and similar related factors.  These product orders, with future or unscheduled delivery dates, are included in the calculation of consolidated backlog.

Gross margin for the three-month period ended October 31, 2010 was 31.6% of sales, or $1,729,000, compared to 31.0% of sales, or $1,239,000, for the three-month period ended October 31, 2009.  This increase of $490,000 was a 39.6% improvement from the comparable period of the prior fiscal year.
The gross margin for the EDMS business segment was $659,000, or 20.4% of sales, compared to $413,000, or 18.0% of sales, for the prior year period.  The 59.6% increase, of $246,000, was the result of an overall increase in EDMS sales volumes during the period and its effect on production efficiency.

Gross margin for the proprietary products business segment was approximately 47.5% of sales, or $1,070,000, for the three-month period ended October 31, 2010 as compared to 48.6% of sales, or $826,000, for the three-month period ended October 31, 2009.  The increase in gross margin dollars for our proprietary products and services was driven by the addition of Director series of products and database services in conjunction with an increase in Radix product sales and remote monitoring network services from the previous comparable prior year period.

We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,475,000 for the three-month period ended October 31, 2010.  This was a decrease of $187,000, or 11.3%, from total SG&A expenses of $1,662,000 for the three-month period ended October 31, 2009.  SG&A expenses were 26.9% of sales for the fiscal second quarter of 2011 as compared to 41.5% of sales for the comparable period for fiscal 2010.

Research and development expenses increased $17,000 during the fiscal quarter as compared to the prior year comparable period that included increases in product support costs of $37,000 and decreases in personnel and personnel related expenses of approximately $20,000.

Selling and marketing expenses were $382,000 for the three-month period ended October 31, 2010 and 2009, respectively.  The increase of $20,000 was the result of decreases in professional business development fees and sales contractor costs of $72,000, reductions in commissions/royalties due to changes in products sold as compared to the prior year of approximately $13,000, increases in marketing costs including advertising, website development, and conferences of approximately $19,000, and an increase in personnel and personnel-related expenses of approximately $78,000 as compared to the prior year period.

General and administrative expenses decreased approximately $224,000 from the comparable period of the prior year.  During the previous fiscal year’s three-month period ended October 31, 2009, we recognized approximately $198,000 of expenses that were related to the MBBS acquisition and integration.  These costs included personnel, travel, operating costs, and other transaction expenses.   Other changes in corporate expenses included a reduction in professional fees for legal services, investor relations efforts as well as reduced corporate insurance expenses during the period that totaled approximately $12,000 as well as lower bank fees of $15,000.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, product development, systems and capabilities. We continue to integrate the products and technology acquired through our previously announced agreements with SensorCast LLC in January 2010 and Eurotech, Inc. in June 2010, and we also plan to continue investing in new product development, marketing, and sales for our existing proprietary product lines.

Operating income for the three-month period ended October 31, 2010 was approximately $254,000, an increase of $677,000 from an operating loss of $423,000 for the three-month period ended October 31, 2009.

Financial expense, including interest expense, was $75,000 and $100,000 for the three-month periods ended October 31, 2010 and 2009, respectively.  The decrease of $25,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  During the three-month period ended October 31, 2010, there were no additional borrowings on the operating line of credit and the Company made payments of $200,000 that lowered the total amount outstanding to $3,300,000.  There was an additional $3,078,000 in outstanding long-term borrowings at the end of the fiscal quarter.   These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.  We plan to continue to make regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we will utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expense was approximately $78,000 for the three-month period ended October 31, 2010.  An income tax benefit was recorded for the three-month period ended October 31, 2009 of approximately $201,000.  The $279,000 change in income taxes was the result of the change from a loss before income taxes for the prior year period to income that was reported for the current three-month period ended.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

As a combined result of the above factors, net income was $101,000, or $0.03 per diluted share, for the three-month period ended October 31, 2010 as compared to a net loss of $322,000, or $0.09 per diluted share, reported for the three-month period ended October 31, 2009.

Six Months Ended October 31, 2010 Compared With Six Months Ended October 31, 2009.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Six Months Ended
	(In thousands, except per share data)
	October 31, 2010		October 31, 2009
Sales	$10,661	100.0%	$7,620	100.0%
Cost of products sold	7,187	67.4%	5,251	68.9%
Gross margin	3,474	32.6%	2,369	31.1%
Selling, general and administrative expenses	2,974	27.9%	3,316	43.5%
Operating income (loss)	500	4.7%	(947)	(12.4%)
Interest expense	(152)	(1.4%)	(213)	(2.8%)
Other (expense) income, net	(7)	0.0%	--	0.0%
Income (loss) before income taxes	341	3.2%	(1,160)	(15.2%)
Income tax expense (benefit)	133	1.2%	(442)	(5.8%)
Net income (loss)	$208	2.0%	$(718)	(9.4%)
Net income (loss) per share – basic	$0.06		$(0.21)
Net income (loss) per share – diluted	$0.05		$(0.21)

Sales for the six months ended October 31, 2010 were approximately $10,661,000, an increase of $3,041,000, or 39.9%, from $7,620,000 for the comparable period of fiscal 2010.

 EDMS.  Sales for the EDMS business segment were approximately $6,066,000, an increase of $1,925,000, or 46.5%, from $4,141,000 in the prior year period.  The increase in sales was a result of steady increases in bookings during the last few quarters as evidenced by our increase in total consolidated backlog.  We have experienced increased bookings from existing customers and have added a few new customers during the six-month period ended October 31, 2010.  Based on the increase in recent bookings and feedback from customers, we anticipate that EDMS sales will likely grow slightly in the near term as compared to sales in the last two fiscal quarters.  This estimate is based upon the planned addition of several new customers due to current and on-going business development efforts, the continued transition of several projects from our design group into production, and current scheduled orders in backlog.  It should be noted that the impact of another economic downturn or the potential for electronic raw material shortages due to lack of production capacity at many of the electronic component manufacturers may affect current scheduled orders as well as future bookings.  These events could adversely influence sales over the next few fiscal quarters.

Proprietary products.  Sales of our proprietary products and services were $4,243,000 for the six-month period ended October 31, 2010, which was a $1,211,000, or 39.9%, increase from sales of $3,032,000 in the prior year period.

Sales of our wireless remote monitoring and telemetry solutions were approximately $2,615,000 for the six-month period ended October 31, 2010, which was an increase of roughly $922,000, or 54.5%, from $1,693,000 for the three-month period ended October 31, 2009.  The increase in overall sales of remote monitoring equipment and services was the result of increases in customer orders received and shipped.  We continue to experience demand for WatchdogCP products as well as sales of our new remote monitoring products including the P2S-AC.  The addition of the SensorCast products and customers as well as the Director Series of communication products and database services, have also contributed to the increase in sales. Sales of these products and services totaled about $280,000 for the current year-to-date period.  We expect that sales of our wireless remote monitoring and telemetry solutions will continue to increase over the next few quarters as compared to the most recently completed fiscal quarter due to continued strong demand for WatchdogCP, SensorCast and the Director Series products and services as well as the potential impact of new product releases such as the Watchdog VIP and the new Director-based security products.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our eXtremeTAG RFID solutions, were approximately $1,628,000 for the six-month period ended October 31, 2010, an increase of $289,000, or 21.6%, from the prior year period.  Ultra-rugged handheld computer sales were approximately $271,000 of the increase during the period that was the result of improving overall economic conditions and included sales of our latest model handheld computer, the FW950.  The increase in handheld computer sales was complemented by a slight increase in RFID tag sales of approximately $21,000 during the period as compared to the comparable period of the prior year.  The remaining $3,000 decrease in sales was due to a mixture of an increase in maintenance revenues of approximately $15,000 along with a reduction in sales of software and installation services.  We expect the FW950, its related peripherals, product enhancements, maintenance contract revenues, and our eXtremeTAG RFID tags and solutions, will continue to produce slight increases in sales over the next few quarters as compared to the most recently completed fiscal quarter.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and proprietary product segments, totaled approximately $352,000 for the six-month period ended October 31, 2010.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $447,000 in the six-month period ended October 31, 2009, which included approximately $104,000 of management consulting fees.  Those management consulting contract fees were the result of the Company being engaged to manage and perform consulting services for MBBS during the period between the original announcement of the Stock Purchase Agreement on March 19, 2009 and the signing and closing of the Asset Purchase Agreement on June 30, 2009.

Gross margin for the six-month period ended October 31, 2010 was 32.6% of sales, or $3,474,000, compared to 31.1% of sales, or $2,369,000, for the six-month period ended October 31, 2009.  This was an increase of $1,105,000, or 46.6%, from the comparable period of fiscal 2010.

The gross margin for the EDMS business segment was $1,275,000, or 20.3% of sales, an increase of $482,000, or 60.8%, from $793,000, or 18.1% of sales, as compared to the prior year six-month period.  This increase was the result of higher sales volumes during the period and its effect on production efficiency.

Gross margin for the proprietary products business segment was approximately $2,199,000, for the six-month period ended October 31, 2010 as compared to $1,472,000, for the six-month period ended October 31, 2009.  The increase in gross margin dollars for our proprietary products and services was driven by the addition of the Director series of products and database services in conjunction with an increase in our Watchdog and Radix product sales from the previous comparable prior year period.  Overall the gross margin percentage for our proprietary products increased from 46.8% of sales in the six-month period ended October 31, 2009 to 50.1% of sales for the current year period ended October 31, 2010 as a result of increased sales and product mix.

We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $2,974,000 for the six-month period ended October 31, 2010.  This was a decrease of $342,000, or 10.3%, from total SG&A expenses of $3,316,000 for the six-month period ended October 31, 2009.  SG&A expenses were 27.9% of sales for the year-to-date period as compared to 43.5% of sales for the comparable period for fiscal 2010.

Research and development expenses increased $98,000 during the fiscal quarter as compared to the prior year comparable period that included increases in product support costs of $79,000 and increases in personnel and personnel related expenses of approximately $16,000.

Selling and marketing expenses increased approximately $38,000 for the three-month period ended October 31, 2010 to $801,000 from $763,000 for the three-month period ended October 31, 2009.  The change was the result of decreases in professional business development fees and sales contractor costs of $143,000, increases in commissions/royalties of approximately $24,000, reductions in travel costs of roughly $22,000, increases in marketing costs including advertising, website development, and conferences of about $23,000, and an increase in personnel and personnel-related expenses of approximately $156,000 as compared to the prior year period.

General and administrative expenses decreased approximately $478,000 from the comparable period of the prior year.  During the previous fiscal year’s six-month period ended October 31, 2009, we incurred approximately $243,000 of expenses that were related to the

MBBS acquisition and integration.  These costs included personnel, travel, operating costs, and other transaction expenses.   Other changes in corporate expenses included an $82,000 reduction in professional fees for legal services, investor relations efforts and corporate insurance expenses.

SG&A expenses over the next few quarters are expected to increase slightly over the most recent fiscal quarter as a result of our continued investments in personnel, systems and capabilities. We continue to integrate the products and technology acquired through our previously announced agreements and we also plan to continue investing in new product development, marketing, and sales for our existing proprietary product lines.

Operating income for the six-month period ended October 31, 2010 was approximately $500,000, an improvement of approximately $1,447,000 from an operating loss of $947,000 for the six-month period ended October 31, 2009.

Financial expenses, including interest expense, were $159,000 and $213,000 for the six-month periods ended October 31, 2010 and 2009, respectively.  This decrease of $54,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period.  During the six-month period ended October 31, 2010, there were no additional borrowings on the operating line of credit and $400,000 in payments that lowered the total amount outstanding to $3,300,000.  As of October 31, 2010, there was $3,078,000 outstanding in long-term borrowings compared to $3,334,000 at October 31, 2009.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.   We plan to utilize the operating line of credit when necessary over the next few quarters to fund the increases in our production activity, but we also plan to make regular payments on our operating line of credit so that the amount of outstanding borrowings will remain stable or decrease.

Income tax expenses totaled approximately $133,000 for the six-month period ended October 31, 2010 as a result of the income recorded for the period.  An income tax benefit of approximately $442,000 was reported for the six-month period ended October 31, 2009, which was a product of the loss that was generated for that period.  Income taxes are based on a 39% blended tax rate for both federal and state taxes.

As a result of the aforementioned activities, net income was $208,000, or $0.05 per diluted share, for the six-month period ended October 31, 2010 as compared to a net loss of $718,000, or $0.21 per diluted share, reported for the six-month period ended October 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents decreased $141,000 to $352,000 as of October 31, 2010 compared to $493,000 at April 30, 2010.  This decrease was primarily the result of cash provided by an increase in income tax refund claims and net income offset by debt payments, reductions in accrued expenses and purchases of inventory.

Operating activities.  Our consolidated working capital increased approximately $73,000 for the six-month period ended October 31, 2010.  The increase was primarily due to a decrease in current liabilities slightly offset by a slightly lower decrease in current assets.  Current assets were affected by decreases in income tax refund claims receivable and deferred taxes along with an increase in inventory.  Current liabilities decreased as a result of a reduction in accounts payable and accrued expenses.  Operating cash receipts totaled approximately $10,679,000 and $8,284,000 during the six-month periods ended October 31, 2010 and 2009, respectively.  The increase is primarily the result of the increase in sales for the current period in combination with a slight reduction in receivables as compared to the prior year.  Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $10,348,000 for the six-month period ended October 31, 2010 and $7,615,000 for the six-month period ended October 31, 2009. The Company utilizes its line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  Cash used in investing activities totaled $12,000 during the six-month period ended October 31, 2010 as a product of purchases of equipment.  During the period ended October 31, 2009, purchases of equipment totaled $24,000.

Financing activities.  As of October 31, 2010, the Company had a $6,000,000 operating line of credit that provided the Company and its wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2012.  The total amount of borrowing base for the line of credit as of October 31, 2010 was approximately $4,403,000, with $1,103,000 available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2010) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was at the interest rate floor of 3.5% on October 31, 2010.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  For the six-month period ended October 31, 2010 there were no additional borrowings on the operating line of credit.  Total payments on the line of credit were $400,000 for the period while payments on long-term debt totaled approximately $63,000.  For the six-month period ended October 31, 2009, financing activities included $210,000 of cash used in payment of long-term and line of credit debt.  As of October 31, 2010, there were $3,300,000 borrowings outstanding on the operating line of credit.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow its products and services, the Company’s dependence on its top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operation of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q, annual report on Form 10-K, and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

December 13, 2010	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

December 13, 2010
Date	/s/ Todd A. Daniels
Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1
First Amendment to Secured Loan Agreement dated October 21, 2010 with UMB Bank, N.A. attached as Exhibit 10.1 of the Company’s Form 8-K filed October 26, 2010 with the Securities and Exchange Commission, is incorporated herein by reference

10.2
Secured Revolving Credit Note for $6,000,000 dated October 21, 2010 in favor of UMB Bank, N.A. attached as Exhibit 10.2 of the Company’s Form 8-K filed October 26, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

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