Form 10-Q
period 2011-01-31
ELECSYS CORP
filed 2011-03-14
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   January 31, 2011.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,789,012 shares outstanding as of March 6, 2011.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended January 31, 2011

INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements
Condensed Consolidated Statements of Operations -
Three months and nine months ended January 31, 2011 and 2010 (Unaudited)	3
Condensed Consolidated Balance Sheets -
January 31, 2011 (Unaudited) and April 30, 2010	4
Condensed Consolidated Statements of Stockholders’ Equity –
Nine months ended January 31, 2011 (Unaudited) and the year ended April 30, 2010	5
Condensed Consolidated Statements of Cash Flows -
Nine months ended January 31, 2011 and 2010 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Sales	$6,109	$4,741	$16,770	$12,361
Cost of products sold	4,061	3,228	11,248	8,479
Gross margin	2,048	1,513	5,522	3,882

Selling, general and administrative expenses:
Research and development expense	442	344	1,066	870
Selling and marketing expense	380	339	1,181	1,102
General and administrative expense	797	744	2,346	2,771
Total selling, general and administrative expenses	1,619	1,427	4,593	4,743

Operating income (loss)	429	86	929	(861)

Financial income (expense):
Interest expense	(73)	(82)	(225)	(295)
Other income (expense), net	--	(2)	(7)	(1)
	(73)	(84)	(232)	(296)

Net income (loss) before income tax expense (benefit)	356	2	697	(1,157)

Income tax expense (benefit)	94	(62)	227	(503)

Net income (loss)	$262	$64	$470	$(654)

Net income (loss) per share information:
Basic	$0.07	$0.02	$0.12	$(0.19)
Diluted	$0.07	$0.02	$0.12	$(0.19)

Weighted average common shares outstanding:
Basic	3,789	3,552	3,788	3,460
Diluted	3,897	3,680	3,896	3,460

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2011	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$512	$493
Accounts receivable, less allowances of $231 and $173, respectively	2,409	2,582
Inventories, net	6,239	6,043
Prepaid expenses	97	78
Income tax refund claims receivable	12	486
Deferred taxes	688	584
Total current assets	9,957	10,266

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,345	3,326
	8,477	8,458
Accumulated depreciation	(2,999)	(2,693)
	5,478	5,765

Goodwill	1,942	1,942
Intangible assets, net	2,155	2,319
Other assets, net	61	75
Total assets	$19,593	$20,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,619	$1,725
Accrued expenses	1,339	1,294
Current maturities of long-term debt	133	128
Total current liabilities	3,091	3,147

Deferred taxes	392	409
Long-term debt, less current maturities	5,644	6,844

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,789,012 at January 31, 2011 and 3,787,512 at April 30, 2010	38	38
Additional paid-in capital	10,990	10,961
Accumulated deficit	(562)	(1,032)
Total stockholders' equity	10,466	9,967
Total liabilities and stockholders' equity	$19,593	$20,367

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2009	3,296	$33	$9,243	$(358)	$8,918
Net loss	--	--	--	(674)	(674)
Issuance of stock for MBBS S.A. acquisition	175	2	609	--	611
Issuance of stock for SensorCast LLC acquisition	267	2	964	--	966
Exercise of stock options	50	1	112	--	113
Share-based compensation expense	--	--	33	--	33
Balance at April 30, 2010	3,788	38	10,961	(1,032)	9,967
Net income (unaudited)	--	--	--	470	470
Exercise of stock options (unaudited)	1	--	2	--	2
Share-based compensation expense (unaudited)	--	--	27	--	27
Balance at January 31, 2011 (unaudited)	3,789	$38	$10,990	$(562)	$10,466

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended January 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$470	$(654)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	27	28
Depreciation	310	372
Amortization	168	139
Provision for doubtful accounts	71	87
Loss on disposal of equipment	13	--
Deferred income taxes	(120)	266
Changes in operating assets and liabilities, net of acquisition of certain assets and assumed liabilities:
Accounts receivable	102	52
Inventories	(196)	518
Income tax refund claims receivable	474	(783)
Accounts payable	(106)	515
Accrued expenses	45	55
Other	(9)	(68)
Net cash provided by operating activities	1,247	527

Cash Flows from Investing Activities:
Purchases of property and equipment	(36)	(23)
Cash paid for acquisition of SensorCast net assets	--	(35)
Net cash (used in) investing activities	(36)	(58)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(1,100)	(150)
Proceeds from exercise of stock options	2	--
Principal payments on long-term debt	(95)	(89)
Net cash (used in) financing activities	(1,192)	(239)
Net increase in cash and cash equivalents	19	230
Cash and cash equivalents at beginning of period	493	128
Cash and cash equivalents at end of period	$512	$358

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$226	$283
Cash received during the period for income taxes	120	(14)

Continued on following page.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended January 31,
	2011	2010
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Accounts receivable	$ --	$75
Inventories	--	281
Equipment	--	109
Intangibles	--	1,234
Other assets	--	5
Change in Goodwill for purchase price adjustments	--	60
Accounts payable	--	(70)
Accrued expenses	--	(106)
Common stock issued for acquisition	--	(1,553)
Total cash paid in acquisition, net of cash acquired	$ --	$35

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
January 31, 2011
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

The carrying value of the Company’s long-term debt approximates fair value as both the operating line of credit and the Industrial Revenue Bonds include a variable interest rate component.  The operating line of credit was recently refinanced in October 2010 and its interest rate is tied to both the prime interest rate and the Company’s debt-to-tangible net worth ratio. The Industrial Revenue Bonds interest rate will be reset in September 2011.

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

Inventories
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing a 24-month time horizon.  Individual part numbers that have not been used in a 24-month time period are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are allowed for as part of the quarterly inventory write-down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

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

Intangible Assets
Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software.  Intangible assets are amortized over their estimated useful lives using the straight-line method.  The useful lives of the Company’s intangible assets range from 5 – 15 years.

Impairment of Long-Lived Intangible Assets
Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets.  If the sum of the expected future undiscounted cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.

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

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

		January 31, 2011		April 30, 2010
Intangible Asset Description	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10 – 15	$852	$(250)	$852	$(199)
Customer relationships	5 – 15	1,040	(290)	1,040	(229)
Trade name	15	530	(120)	530	(94)
Technologies	13 – 15	475	(82)	475	(56)
		$2,897	$(742)	$2,897	$(578)

Amortization expense for the three-month periods ended January 31, 2011 and 2010 was approximately $55,000 and $46,000, respectively.  Total amortization expense for the nine-month periods ended January 31, 2011 and 2010 was approximately $164,000 and $136,000, respectively.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2011 (remaining)	$55
2012	219
2013	213
2014	201
2015	201

The following table details the changes in the carrying amount of the Company’s goodwill (in thousands):

	January 31, 2011	April 30, 2010
Beginning Balance	$1,942	$1,414
Acquisition of businesses	--	528
Ending Balance	$1,942	$1,942

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of January 31, 2011, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories for the periods ended January 31, 2011 and April 30, 2010, respectively are summarized by major classification as follows (in thousands):

	January 31, 2011	April 30, 2010
Raw material	$2,831	$2,971
Work-in-process	1,606	1,223
Finished goods	1,802	1,849
	$6,239	$6,043

5.           STOCK-BASED COMPENSATION

At January 31, 2011, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

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

In September 2010, the Company’s stockholders’ approved a second equity-based compensation plan.  The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of January 31, 2011, there were no grants of equity-based awards under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the nine-month periods ended January 31, 2011 and 2010.

	Nine Months Ended January 31, 2011	Nine Months Ended January 31, 2010
Risk-free interest rate	2.20%	2.93 – 3.17%
Expected life, in years	6	6
Expected volatility	62.45%	61.72 – 61.83%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.30%	8.00 – 9.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the nine-month periods ended January 31, 2011 and 2010, there were no exercises of stock options which triggered tax benefits.

At January 31, 2011, there was approximately $69,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.76 years.

The following table represents stock option activity for the nine-month period ended January 31, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2010	257,250	$2.36	4.23 Years
Granted	26,000	3.88
Exercised	1,500	1.69
Forfeited	2,500	--
Outstanding options at January 31, 2011	279,250	$2.48	4.02 Years

Outstanding exercisable at January 31, 2011	240,167	$2.22	3.17 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 16,750 and 380,000, respectively, at January 31, 2011.  At January 31, 2011 the aggregate intrinsic value of options outstanding was approximately $682,000, and the aggregate intrinsic value of options exercisable was approximately $646,000.  The Company recognized share-based compensation expense of $27,000 and $28,000 for the nine-month periods ended January 31, 2011 and 2010, respectively.  The weighted-average fair value of the options granted in the nine-month period ended January 31, 2011 was $2.26 per option.

The following table summarizes information about stock options outstanding at January 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 31, 2011	Weighted- Average Exercise Price
$0.01 - $1.00	95,000	1.23 years	$0.81	95,000	$0.81
$1.01 - $2.00	47,500	1.84 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	121,000	6.62 years	$3.73	85,500	$3.69
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	5,000	6.80 years	$5.90	5,000	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	7.61 years	$7.05	7,167	$7.05
Total	279,250	4.02 years	$2.48	240,167	$2.22

6.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$262	$64	$470	$(654)

Denominator:
Weighted average common shares Outstanding – basic	3,789	3,552	3,788	3,460
Effect of dilutive options outstanding	108	128	108	--
Weighted average common shares outstanding – diluted	3,897	3,680	3,896	3,460

Options to purchase 134,250 and 137,750 shares of common stock as of the three-month and nine-month periods, respectively, ended January 31, 2011, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.  For the nine-month period ended January 31, 2010, there were 317,250 options that were anti-dilutive and were not included in the computation of diluted earnings per share.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of January 31, 2011, the Company had multiple credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 21, 2010.  The amendment added the Company’s wholly-owned subsidiary, Elecsys International Corporation, as a borrower, extended the expiration date of the line of credit to October 30, 2012, and modified the covenants to include a debt service coverage ratio.  The total amount of borrowing base for the line of credit as of January 31, 2011 was approximately $4,325,000, of which $1,725,000 was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on January 31, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $2,600,000 in borrowings outstanding on the line of credit as of January 31, 2011 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	January 31, 2011	April 30, 2010
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of January 31, 2011), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,177	$3,272

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at January 31, 2011) plus/minus 0.5% performance based interest, due in full on October 30, 2012, secured by accounts receivable and inventory.	2,600	3,700
	5,777	6,972
Less current maturities	133	128
Total long-term debt	$5,644	$6,844

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2011 (remaining)	$33
2012	134
2013	2,742
2014	150
2015	158
Thereafter	2,560
$5,777

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

	Three Months Ended January 31, 2011
	EDMS	Proprietary	Unallocated	Total

Total sales	$3,720	$2,389	$ --	$6,109

Segment gross margin	$872	$1,176	$ --	$2,048

	Three Months Ended January 31, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$2,763	$1,978	$ --	$4,741

Segment gross margin	$523	$990	$ --	$1,513

	Nine Months Ended January 31, 2011
	EDMS	Proprietary	Unallocated	Total

Total sales	$9,988	$6,782	$ --	$16,770

Segment gross margin	$2,143	$3,379	$ --	$5,522

Goodwill	$ --	$1,942	$ --	$1,942

	Nine Months Ended January 31, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$7,135	$5,122	$104	$12,361

Segment gross margin	$1,313	$2,465	$104	$3,882

Goodwill	$ --	$1,474	$ --	$1,474

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Products and services:
Electronic interface assemblies	$3,638	$2,596	$9,703	$6,737
Remote monitoring solutions	1,770	1,322	4,385	3,015
Rugged mobile computing	523	548	2,152	1,929
Engineering services	14	63	127	190
Other	164	212	403	490
Total sales	$6,109	$4,741	$16,770	$12,361

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Nine Months Ended January 31,
	2011	2010
Warranty reserve balance at beginning of period	$221	$122
Expense accrued	70	204
Warranty costs incurred	(112)	(167)
Warranty reserve balance at end of period	$179	$159

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
 Results of Operation.

Overview

Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) data acquisition, telemetry, and analysis systems, as well as custom electronic equipment, for critical industries worldwide.  The Company’s proprietary equipment and services encompass rugged wireless remote monitoring, wireless industrial communication, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential.  The Company also designs and manufactures custom electronic assemblies and integrated displays for numerous industries.  Primary markets include energy infrastructure, safety and security systems, agriculture, water management, transportation,  industrial controls, military, and aerospace.  The Company provides and supports proprietary technology and products and services under the Pipeline Watchdog, SensorCast, Director, Radix, eXtremeTAG, and DCI trade names.

On October 21, 2010, the Company modified and amended certain terms of its operating line of credit.  The amendment added the Company’s wholly-owned subsidiary, Elecsys International Corporation, as a borrower, extended the expiration date of the line of credit to October 30, 2012, and modified the covenants to include a debt service coverage ratio.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The $2,600,000 in borrowings outstanding on the line of credit as of January 31, 2011 is presented on the balance sheet as long-term debt in accordance with the terms of the line of credit.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled $4,325,000 as of January 31, 2011 of which $1,725,000 is available.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on January 31, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.

Results of Operations

Three Months Ended January 31, 2011 Compared With Three Months Ended January 31, 2010.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	January 31, 2011		January 31, 2010
Sales	$6,109	100.0%	$4,741	100.0%
Cost of products sold	4,061	66.5%	3,228	68.1%
Gross margin	2,048	33.5%	1,513	31.9%
Selling, general and administrative expenses	1,619	26.5%	1,427	30.1%
Operating income (loss)	429	7.0%	86	1.8%
Interest expense	(73)	(1.2%)	(82)	(1.7%)
Other income, net	--	0.0%	(2)	(0.0%)
Income (loss) before income tax expense (benefit)	356	5.8%	2	0.1%
Income tax expense (benefit)	94	1.5%	(62)	(1.3%)
Net income (loss)	$262	4.3%	$64	1.4%
Net income (loss) per share – basic	$0.07		$0.02
Net income (loss) per share – diluted	$0.07		$0.02

Sales for the three months ended January 31, 2011 were approximately $6,109,000, an increase of $1,368,000, or 28.9%, from $4,741,000 for the comparable period of fiscal 2010.

EDMS.  Sales for the EDMS business segment were approximately $3,638,000, an increase of $1,042,000, or 40.1%, from $2,596,000 in the prior year period.  The increase in sales was a result of continued increases in bookings during the last few quarters led by the addition of several new EDMS customers.  As a result of the increase in bookings and feedback from customers, we anticipate that EDMS sales will continue with moderate growth over the near term as compared to EDMS sales from the previous year and past few fiscal quarters.  We have based this forecast upon the anticipated addition of several new customers, the amount of current scheduled orders in our backlog and the continued transition of several projects from our design engineering group into production.  However, certain events could adversely effect sales over the next few quarters including, but not limited to, the impact of uncertain economic conditions, potential electronic raw material shortages stemming from lack of production capacity at electronic component manufacturers, and inflationary price pressure on materials and energy.  These or similar events, could affect current scheduled orders as well as future bookings and, in turn, adversely influence sales over the next few fiscal quarters.

Proprietary products.  Sales of our proprietary products and services were $2,293,000 for the three-month period ended January 31, 2011, which was a $423,000, or 22.6%, increase from sales of $1,870,000 in the prior year period.

Sales of our wireless remote monitoring and industrial telemetry solutions were approximately $1,770,000 for the three-month period ended January 31, 2011, which was an increase of $448,000, or 33.9%, from $1,322,000 for the three-month period ended January 31, 2010.  The increase in overall sales of remote monitoring equipment and services was the result of increases in customer orders received and shipped as well as an increase in our recurring data management services.  We expect that sales of our wireless remote monitoring and industrial telemetry solutions will continue to increase over the next few quarters.  Data management services revenue continue to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $172,000, an increase of $48,000, or 38.8%, from data management services revenue of $124,000 reported in the comparable period of the prior fiscal year.  We are continuing to experience strong interest and demand for WatchdogCP, SensorCast and Director products and services and expect similar potential from new products being developed.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our RFID solutions, were approximately $523,000, a slight decrease of $25,000, or 4.6%, from the prior year period.  The decrease was the result of fewer shipments of computer hardware and eXtremeTAG RFID tags during the period that led to a sales decrease of approximately $22,000.  Revenues from software and installation services also decreased approximately $12,000 during the period as compared to the previous year as a result of slightly lower sales and installations of the Company’s utility software solution.  Recurring maintenance contract revenues posted a slight increase for the three-month period ended January 31, 2011 of approximately 3.3%.  We expect the Radix FW950, its related peripherals, product enhancements, maintenance contract revenues, and our eXtremeTAG RFID tags and solutions, will produce slight increases in sales over the next few quarters as compared to the current period as a result of anticipated future orders.

Other revenues.  Additional miscellaneous revenues totaled approximately $178,000 for the three-month period ended January 31, 2011.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $275,000 in the three-month period ended January 31, 2010.

Total consolidated backlog at January 31, 2011 was approximately $6,271,000, an increase of $229,000, or 3.8%, from a total backlog of $6,042,000 on April 30, 2010 and an increase of approximately $2,338,000, or 59.5%, from a total backlog of $3,933,000 on January 31, 2010.  EDMS orders typically specify several deliveries scheduled over a defined period of time.  Orders for our proprietary products are usually completed and shipped to the customer soon after the order is received.  Certain larger proprietary product orders have specific deliveries scheduled through December 2012 or may not yet be scheduled for delivery due to uncertain field installation and deployment schedules and similar related factors.  These product orders, with future or unscheduled delivery dates, are included in the calculation of consolidated backlog.

Gross margin for the three-month period ended January 31, 2011 was 33.5% of sales, or $2,048,000, compared to 31.9% of sales, or $1,513,000, for the three-month period ended January 31, 2010.  This increase of $535,000 was a 35.4% improvement from the comparable period of the prior fiscal year.

The gross margin for the EDMS business segment was $872,000, or 23.4% of sales, compared to $523,000, or 18.9% of sales, for the prior year period.  The increase of $349,000 was the result of both the increase in EDMS sales volumes from new and existing customers during the period and the related effect on production efficiency.

Gross margin for the proprietary products business segment was approximately 49.2% of sales, or $1,176,000, for the three-month period ended January 31, 2011 as compared to 50.1% of sales, or $990,000, for the three-month period ended January 31, 2010.  The increase in gross margin dollars for our proprietary products and services was driven by increases in sales of both our remote monitoring products and services and our rugged handheld computer hardware and related services.

We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,619,000 for the three-month period ended January 31, 2011.  This was an increase of $192,000, or 13.5%, from total SG&A expenses of $1,427,000 for the three-month period ended January 31, 2010.  SG&A expenses were 26.5% of sales for the fiscal second quarter of 2011 as compared to 30.1% of sales for the comparable period for fiscal 2010.

Research and development expenses increased $98,000 during the fiscal quarter as compared to the prior year period. This increase included growth in engineering support costs for new products as well as additional design engineering personnel.

Selling and marketing expenses were $380,000 for the three-month period ended January 31, 2011 and $339,000 for the three-month period ended January 31, 2010.  The increase of $41,000 was the result of the addition of a sales representative in the Middle East, increased  commissions due to growing sales, and an increase in travel expenses.

General and administrative expenses increased approximately $53,000 from the comparable period of the prior year.  During the previous fiscal year’s three-month period ended January 31, 2010, we recognized approximately $77,000 of expenses that were related to the MBBS and SensorCast acquisitions and integration efforts.  Overall, for the three-month period ended January 31, 2011, personnel-related expenses increased approximately $104,000.   Information technology, legal fees for patents and intellectual property, and other support expenses increased $47,000, which was offset by a $21,000 decrease in corporate insurance expenses and investor relations costs.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the three-month period ended January 31, 2011 was approximately $429,000, an increase of $343,000 from operating income of $86,000 reported for the three-month period ended January 31, 2010.

Financial expense, including interest, was $73,000 and $84,000 for the three-month periods ended January 31, 2011 and 2010, respectively.  The decrease of $11,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  During the three-month period ended January 31, 2011, there were no additional borrowings on the operating line of credit and the Company made payments of $700,000 that lowered the total amount outstanding to $2,600,000.  As of January 31, 2011, there was $3,044,000 outstanding in long-term borrowings compared to $3,304,000 at January 31, 2010.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.  We plan to continue making regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expense was approximately $94,000 for the three-month period ended January 31, 2011.  An income tax benefit was recorded for the three-month period ended January 31, 2010 of approximately $62,000.  The $156,000 change in income taxes was the result of the change from a loss before income taxes for the prior year period to income that was reported for the current three-month period ended.  Also included in the income tax benefit realized in the previous year period was the recognition of certain state income tax adjustments.  Income taxes are originally based on a 39% blended tax rate for both federal and state taxes.  The effective income tax rate for the three-month period ended January 31, 2011 was 26.4% and included the recognition of certain state income tax credits and the benefit derived from the domestic manufacturing deduction that were not previously recognized in the current fiscal year.

As a combined result of the above factors, net income was $262,000, or $0.07 per diluted share, for the three-month period ended January 31, 2011 as compared to net income of $64,000, or $0.02 per diluted share, reported for the three-month period ended January 31, 2010.

Nine Months Ended January 31, 2011 Compared With Nine Months Ended January 31, 2010.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Nine Months Ended
	(In thousands, except per share data)
	January 31, 2011		January 31, 2010
Sales	$16,770	100.0%	$12,361	100.0%
Cost of products sold	11,248	67.1%	8,479	68.6%
Gross margin	5,522	32.9%	3,882	31.4%
Selling, general and administrative expenses	4,593	27.4%	4,743	38.4%
Operating income (loss)	929	5.5%	(861)	(7.0%)
Interest expense	(225)	(1.3%)	(295)	(2.4%)
Other (expense) income, net	(7)	0.0%	(1)	(0.0%)
Income (loss) before income taxes	697	4.2%	(1,157)	(9.4%)

Income tax expense (benefit)	227	1.4%	(503)	(4.1%)
Net income (loss)	$470	2.8%	$(654)	(5.3%)
Net income (loss) per share – basic	$0.12		$(0.19)
Net income (loss) per share – diluted	$0.12		$(0.19)

Sales for the nine months ended January 31, 2011 were approximately $16,770,000, an increase of $4,409,000, or 35.7%, from $12,361,000 for the comparable period of fiscal 2010.

EDMS.  Sales for the EDMS business segment were approximately $9,703,000, an increase of $2,966,000, or 44.0%, from $6,737,000 in the prior year period.  The increase in EDMS sales was a result of steady increases in bookings over the past few quarters.  We continue to experience increased bookings from existing customers and have added new customers during the nine-month period ended January 31, 2011.  Based on the increase in EDMS bookings and feedback from customers, we anticipate that sales will likely grow slightly in the near term as compared to sales levels over the last three fiscal quarters.  This estimate is based upon the planned addition of several new customers due to current and on-going business development efforts, the continued transition of several projects from our design group into production, and current scheduled orders in backlog.  It should be noted that certain events could adversely effect sales over the next few quarters including, but not limited to, the impact of uncertain economic conditions, potential electronic raw material shortages stemming from the lack of production capacity at many of the electronic component manufacturers, and inflationary price pressure on materials and energy.  These or similar events may affect current scheduled orders as well as future bookings and, in turn, adversely influence sales over the next few fiscal quarters.

Proprietary products.  Sales of our proprietary products and services were $6,537,000 for the nine-month period ended January 31, 2011, which was a $1,593,000, or 32.2%, increase from sales of $4,944,000 in the prior year period.

Sales of our wireless remote monitoring and telemetry solutions were approximately $4,385,000 for the nine-month period ended January 31, 2011, which was an increase of roughly $1,370,000, or 45.4%, from $3,015,000 for the nine-month period ended January 31, 2010.  The increase in overall sales of remote monitoring equipment and services was the result of increases in customer orders received and shipped as well as an increase in our recurring data management services.  Sales of SensorCast products and the Director series of communication products and database services have totaled about $471,000 for the current year-to-date period.  Data management services revenue also increased about $150,000, or 44.4%, for the nine-month period ended January 31, 2011 as compared to the previous fiscal year-to-date period.  We expect that sales of our wireless remote monitoring and telemetry solutions will continue to increase over the next few quarters as compared to the most recently completed fiscal quarters due to continued strong demand for WatchdogCP, SensorCast and the Director series products and services as well as the potential impact of new product releases.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our eXtremeTAG RFID solutions, were approximately $2,152,000 for the nine-month period ended January 31, 2011. This increase of $223,000, or 11.6%, from the prior year period was due largely to improving overall economic conditions and increased sales of our latest model handheld computer, the FW950.  The increase in handheld computer sales was complemented by a slight increase in eXtremeTAG RFID sales of approximately $16,000 during the period as compared to the comparable period of the prior year.  The remaining change in sales for the period was due to a mixture of an increase in recurring maintenance revenues of approximately $17,000 along with a $69,000 reduction in sales of software and installation services.  We expect the FW950, its related peripherals, product enhancements, maintenance contract revenues, and our eXtremeTAG RFID tags and solutions will continue to produce slight increases in sales over the next few quarters as compared to the most recently completed fiscal quarter as a result of anticipated future orders.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and proprietary product segments for segment disclosure purposes, totaled approximately $530,000 for the nine-month period ended January 31, 2011.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $680,000 in the nine-month period ended January 31, 2010, which included approximately $104,000 of management consulting fees.  Those management consulting contract fees were the result of the Company being engaged to manage and perform consulting services for MBBS during the period between the original announcement of the Stock Purchase Agreement on March 19, 2009 and the signing and closing of the Asset Purchase Agreement on June 30, 2009.

Gross margin for the nine-month period ended January 31, 2011 was 32.9% of sales, or $5,522,000, compared to 31.4% of sales, or $3,882,000, for the nine-month period ended January 31, 2010.  This was an increase of $1,640,000, or 42.3%, from the comparable period of fiscal 2010.

The gross margin for the EDMS business segment was $2,143,000, or 21.5% of sales, an increase of $830,000, from $1,313,000, or 18.4% of sales, as compared to the prior year nine-month period.  This increase was the result of both higher sales volumes during the period and the related effects on production efficiency.

Gross margin for the proprietary products business segment was approximately $3,379,000, or 49.8% of sales, for the nine-month period ended January 31, 2011 as compared to $2,465,000, or 48.1% of sales, for the nine-month period ended January 31, 2010.  The increase in gross margin dollars for our proprietary products and services was driven by the addition of the Director Series of products and database services in conjunction with an increase in our Watchdog and Radix product sales from the previous comparable prior year period.  Overall the gross margin percentage for our proprietary products increased from 48.1% of sales in the nine-month period ended January 31, 2010 to 49.8% of sales for the current year period ended January 31, 2011 as a result of increased sales and product mix.

We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $4,593,000 for the nine-month period ended January 31, 2011.  This was a decrease of $150,000, or 3.2%, from total SG&A expenses of $4,743,000 for the nine-month period ended January 31, 2010.  SG&A expenses were 27.4% of sales for the year-to-date period as compared to 38.4% of sales for the comparable period for fiscal 2010.

Research and development expenses increased $196,000 as compared to the prior year comparable period as a result of increases in engineering support costs for new products and increases in personnel-related expenses.

Selling and marketing expenses increased approximately $79,000 for the nine-month period ended January 31, 2011 to $1,181,000 from $1,102,000 for the nine-month period ended January 31, 2010.  The change was the result of reductions in professional business development fees and sales contractor costs, decreases in commissions to independent sales representatives, increases in marketing costs including advertising, website development, and conferences, and an increase in personnel-related expenses.

General and administrative expenses decreased approximately $425,000 from the comparable period of the prior year.  During the previous fiscal year’s nine-month period ended January 31, 2010, we incurred approximately $243,000 of expenses that were related to the MBBS and SensorCast acquisitions and integration efforts.  Additionally, there were reductions in professional expenses and bank fees, travel costs, and other general office expenses for the year to date period.  Other chnges included decreases in corporate expenses that included a reduction in professional fees for legal services, investor relations efforts and corporate insurance expenses.

SG&A expenses over the next few quarters are expected to increase slightly over the most recent fiscal quarter as a result of our continued investments in personnel, systems and capabilities. We continue to integrate the products and technology acquired through our previously announced agreements and we also plan to continue investing in sales, marketing and new product development for our existing proprietary product lines.

Operating income for the nine-month period ended January 31, 2011 was approximately $929,000, an improvement of approximately $1,790,000 from an operating loss of $861,000 for the nine-month period ended January 31, 2010.

Financial expenses, including interest expense, were $232,000 and $296,000 for the nine-month periods ended January 31, 2011 and 2010, respectively.  This decrease of $64,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period.  During the nine-month period ended January 31, 2011, there were no additional borrowings on the operating line of credit and the Company made $1,100,000 in payments that lowered the total amount outstanding to $2,600,000.  As of January 31, 2011, there was $3,044,000 outstanding in long-term borrowings compared to $3,304,000 at January 31, 2010.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.   We plan to continue making regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expenses totaled approximately $227,000 for the nine-month period ended January 31, 2011 as a result of the income recorded for the period.  An income tax benefit of approximately $503,000 was reported for the nine-month period ended January 31, 2010, which was a product of the loss that was generated for that period.  Income taxes are originally based on a 39% blended tax rate for both federal and state taxes.  The effective income tax rate for the nine-month period ended January 31, 2011 was 32.6% and included the recognition of certain state income tax credits and the benefit derived from the domestic manufacturing deduction that were not previously recognized in the current fiscal year.

As a result of the aforementioned activities and events, net income was $470,000, or $0.12 per diluted share, for the nine-month period ended January 31, 2011 as compared to a net loss of $654,000, or $0.19 per diluted share, reported for the nine-month period ended January 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents increased $19,000 to $512,000 as of January 31, 2011 compared to $493,000 at April 30, 2010.  This increase was primarily the result of cash provided by an increase in net income and income tax refund offset by debt payments, reductions in accounts payable and purchases of inventory.

Operating activities.  Our consolidated working capital decreased approximately $253,000 for the nine-month period ended January 31, 2011.  The decrease was primarily due to a decrease in current assets offset by a slight decrease in current liabilities.  Current assets were affected by decreases in income tax refund receivable and deferred taxes along with a decrease in accounts receivable.  Current liabilities decreased as a result of a reduction in accounts payable slightly offset by an increase in accrued expenses.  Operating cash receipts totaled approximately $16,943,000 and $12,413,000 during the nine-month periods ended January 31, 2011 and 2010, respectively.  The increase is primarily the result of the increase in sales and profitability for the current period in combination with a slight reduction in receivables as compared to the prior year.  Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $15,696,000 for the nine-month period ended January 31, 2011 and $11,886,000 for the nine-month period ended January 31, 2010.

Investing activities.  Cash used in investing activities totaled $36,000 during the nine-month period ended January 31, 2011 as a product of purchases of equipment.  During the period ended January 31, 2010, cash used in investing activities totaled $58,000 which resulted from purchases of equipment of $23,000 and the $35,000 of cash paid for the SensorCast acquisition.

Financing activities.  As of January 31, 2011, the Company had a $6,000,000 operating line of credit that provided the Company and its wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2012.  As of January 31, 2011, there were $2,600,000 borrowings outstanding on the operating line of credit.  The total amount of borrowing base for the line of credit as of January 31, 2011 was approximately $4,325,000, with $1,725,000 available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was at the interest rate floor of 3.5% on January 31, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  For the nine-month period ended January 31, 2011 there were no additional borrowings on the operating line of credit.  Total payments on the line of credit were $1,100,000 for the period while payments on long-term debt totaled approximately $95,000.  For the nine-month period ended January 31, 2010, financing activities included $239,000 of cash used in payment of long-term and line of credit debt.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from our operations, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayment for the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Intangible Assets.  Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software.  Intangible assets are amortized over their estimated useful lives using the straight-line method.  The useful lives of the Company’s intangible assets range from 5 – 15 years.

Impairment of Long-Lived Intangible Assets.  Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying costs of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying cost of the assets to future undiscounted cash flows expected to be generated by the assets.  If the sum of the expected future undiscounted cash flows is less than the carrying cost, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Removed and Reserved

ITEM 5	Other Information

None

ITEM 6.	Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

March 14, 2011	/s/ Karl B. Gemperli
Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

March 14, 2011	/s/ Todd A. Daniels
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