Form 10-K
period 2011-04-30
ELECSYS CORP
filed 2011-07-11
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal year ended April 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer                                                      [ ] Accelerated filer                                                      [ ] Non-accelerated filer[X] Smaller Reporting Company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ]No[X]

The aggregate market value of the Common Stock held by non-affiliates as of October 29, 2010, was approximately $14,207,000 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,789,512 shares of Common Stock, $.01 par value, outstanding as of July 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2011 Annual Meeting are incorporated by reference into Part III.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-K
Year Ended April 30, 2011

INDEX

Part I

Item 1. BUSINESS

General

Elecsys Corporation (the “Company,” “we,” “us,” or “our”), provides innovative data acquisition systems, machine to machine (M2M) communication technology solutions, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, safety and security systems, water management, aerospace, military, and transportation.  Our proprietary equipment and services encompass rugged remote monitoring, industrial wireless communication, cyber security, mobile computing, and radio frequency identification (RFID) technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to these proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated liquid crystal displays (LCDs) to multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

Under our Pipeline Watchdog and NTG brand names, we design, manufacture, and provide wireless remote monitoring and telemetry solutions to the energy infrastructure sector as well as other industrial markets.  Our wireless remote monitoring, data acquisition and communication devices utilize innovative technology and proprietary Elecsys software systems to provide full time, wireless status monitoring, alarm notification, and data reporting regarding the performance of many types of systems over the internet.  This highly reliable network, combined with its internet-based user interface, provides our customers with the means to actively monitor and control large populations of field-deployed remote devices.

We develop and provide process monitoring, data communication and cyber security solutions to the energy infrastructure sector, as well as other industrial markets, under our SensorCast, Director, and zONeGUARD brand names.  Our reliable field devices, integrated with an associated suite of proprietary database software and industry standard communication protocols, concentrate and efficiently transfer data from remote equipment to corporate data systems. Primarily used in supervisory control and data acquisition (SCADA) systems at major energy companies, these industrial communication gateways enable operational field data to be acquired, transformed, and transmitted efficiently and securely.

We design, manufacture, and implement our Radix brand of ultra-rugged handheld computing solutions for tough environments where data integrity is paramount.  These solutions, which include handheld computers, printers, peripherals, and application software, are deployed in over 70 countries in applications that include utilities, transportation logistics, law enforcement, route accounting/deliveries, and inspection and maintenance.

We provide smart asset tagging solutions for harsh and extreme environments based upon patented RFID technology under our eXtremeTAG brand.  We offer complete RFID solutions, including custom tags, readers and software for a variety of applications at both end users and OEM partners within various segments of the industrial sector.

For select OEM partners in diverse industrial markets, we provide custom electronic design and manufacturing services (EDMS) through our DCI brand.  We have specialized expertise and capabilities to design and efficiently manufacture custom electronic assemblies that integrate a variety of interface technologies, such as custom liquid crystal displays (LCDs), keypads, and touchscreens with circuit boards and other electronic components.  We seek to become an extension of an OEM’s organization by providing key expertise to enable rapid development and manufacture of electronic products from conception through volume production.

We are registered to the ISO 9001:2008 international quality standard, having received initial ISO 9001 certification in November 2000.  In addition, we are also registered with the U.S. Department of State, Directorate of Defense Trade Controls, for the production of restricted military and defense items in compliance with the Arms Export Control Act (AECA) and the International Traffic in Arms Regulations (ITAR).

In June 2010, we acquired a perpetual technology license to provide the Director Series of SCADA communication gateways to the oil, gas, and energy markets from Eurotech, Inc., a subsidiary of Eurotech Group S.p.A., a provider of embedded computer technology, headquartered in Amaro, Italy.

Elecsys Corporation was incorporated in Kansas in 1991.

Business

Operations. We operate our business primarily from our 60,000 square foot production and headquarters facility located in Olathe, Kansas.  Production and manufacturing of all our proprietary products and substantially all design and manufacturing services are accomplished from this facility.  All engineering resources associated with product design, research and development, and OEM electronic design services are also located at the Company's headquarters facility.  To gain and support our customers, we utilize a combination of both a direct sales force and a network of business partners located throughout the world, specialized by technology, industry, or geographical region.  We operate several satellite locations around the world to provide sales and technical support to our customers and business partners.  We believe that there is sufficient surplus capacity within our present facilities to accommodate our anticipated growth over the next several years.

Wireless Remote Monitoring.  We provide wireless, web-based remote monitoring and data acquisition equipment and data communication services for various industrial monitoring applications. Our strategy is to focus product and market development on industrial monitoring applications that require wide-area wireless networking technologies and proprietary field application hardware coupled with reliable data management and reporting services.  We provide various application specific remote monitoring units that are integrated with centralized data services that operate using our proprietary WatchdogCP Web Monitor software and data center.  In addition to initial equipment revenue, each remote monitor generates monthly license and network services revenue. Remote monitoring and data telemetry solution sales are conducted primarily through direct marketing and sales efforts.  We exhibit at key national, international, and regional trade conferences and expositions. We currently sell our remote monitoring and data telemetry products and services throughout North America and select markets in the Middle East and South America.

The WatchdogCP Web Monitor system is comprised of a variety of remote monitoring devices that use the digital cellular network infrastructure, satellite systems, or dedicated communication systems to link into a web-based back-end network and customer interface.  Our remote devices, built upon proprietary designs and technology, monitor multiple parameters and allow control activity and data collection to take place at remote sites.  When combined with its web-based user interface, customers can directly access and control a large population of field-deployed remote monitoring and data telemetry devices.  Thousands of our remote monitors have been deployed in various applications and locations that provide recurring license and network service revenues.

Secure Industrial Communications.  We provide integrated data collection and reporting solutions for the pipeline and energy exploration and production (E&P) industries through our SensorCast products and technology.  Our patented technology allows for transmission of complete logs of measurement data at a fraction of the bandwidth and cost of conventional communications protocols.  We provide end-to-end solutions, encompassing reliable data acquisition hardware, proprietary communication protocols, and a secure web-based data management system, for monitoring and controlling critical assets on pipelines, oil and gas wells, storage tanks, pump stations, and other infrastructure.

The Director series of SCADA communications gateways, integrated with our associated suite of communications software and industry standard communication protocols, gather data from a wide variety of field devices and measurement instrumentation and efficiently deliver the associated information directly to corporate data systems.  Our Director communications gateways enable operational field data to be acquired, transmitted, and utilized efficiently over existing communications networks.  Simple to implement, the Director series can be programmed for a wide variety of field applications.  When used in conjunction with our Host Communications Processor (HCP) software, our field devices minimize bandwidth usage and make existing communications networks more efficient.

We recently expanded our M2M communications product line with the introduction of the zONeGUARD secure industrial communications solution.  This patent-pending cyber security product is a simple to install hardware system that enables legacy field devices to securely communicate with control centers without compromising operations or data integrity.  The system performs both data encryption and authentication and provides a robust intrusion detection system.

Mobile Computing.  We design, develop, and implement ultra-rugged handheld computing solutions for use in demanding environments where data integrity is paramount.  The Radix brand has a reputation for reliability and we support and market some of the most rugged, reliable, and easy-to-use mobile computers in the world.  Our field proven products, which include handheld computers, printers, peripherals, and application software, are deployed worldwide in a variety of critical applications.  We sell Radix products and services to both private firms and government affiliated end users worldwide.  In many cases, we combine our Radix hardware and software products with those of our business partners to create an integrated solution for mutual customers.  Radix products can be found in utilities, law enforcement, transportation, logistics tracking, maintenance, and other applications in rugged environments.

Radix handheld computers are designed to withstand the extreme environmental conditions found in demanding applications and exceed the industry’s highest specifications for shock, vibration, and environmental ruggedness.  Radix products operate throughout a wide temperature range, are completely waterproof and submersible, and are resistant to dust, oil and solvents.  We offer a comprehensive range of Radix brand peripheral equipment and accessories.  Radix handheld devices use industry standard components and operating systems.  The flexibility to custom configure solutions to specific requirements helps differentiate Radix products in the market.  Radix products are offered with comprehensive support and maintenance agreements and we provide both factory direct support and maintain factory certified service centers outside North America to serve our international customers.

Smart Asset Tags.  We develop and provide the eXtremeTAG brand of RFID-based smart asset tagging solutions for harsh and extreme environments.  These solutions include RFID tags, readers and software for a variety of applications at both end users and OEM partners.  Our patented eXtremeTAG RFID technology is characterized by its ability to read and write electronic data through metals such as non-magnetic steels and other alloys.  With this unique feature, RFID tags can be embedded within metal devices on heavy equipment, pipelines, surgical instruments, weapons and similar objects that must withstand harsh environments.  The eXtremeTAG products can resist high temperatures, extreme pressures, caustic chemicals and other extreme conditions where other tags would fail.  Smart asset tag solution sales are primarily conducted through direct marketing and sales efforts combined with independent sales representatives with expertise in international markets.

Custom Electronic Design and Manufacturing Services (EDMS).  We provide a range of design, manufacturing, and testing services to select OEMs that desire a dependable source for custom electronic assemblies that integrate specialized interface technologies with high quality electronic production.  We design, manufacture, and test a wide variety of electronic assemblies, including circuit boards, high-frequency electronic modules, microelectronic assemblies, and full turn-key products, along with custom LCD devices and modules.  The electronic interfaces, assemblies, and LCDs that we provide are used in aerospace, industrial, safety, transportation, military, and other applications.  EDMS sales are made primarily to customers in the United States and Canada, which are serviced by in-house sales and program management personnel.  We view our OEM customers as long-term strategic partners and we work to provide them with broad technical services and excellent customer care.

Our engineering staff provides both hardware design and software design services to our OEM partners.  Our automated production processes provide our operations with comprehensive capabilities to assemble, test, and inspect a wide range of electronic and micro-electronic assemblies.  We frequently integrate electronic assemblies with numerous specialized interface technologies such as custom LCDs, touchscreens, wireless communications and other user input devices as well as application specific backlights and illumination sources.  Our LCD fabrication process produces custom LCDs that are used to display information in a variety of applications from commercial and industrial to aerospace and military products.  We fabricate highly specialized and low-to-medium volume custom LCD devices in the cleanroom located within our primary production facility.  We also maintain relationships with several offshore LCD manufacturers to source higher volume customer requirements.

We believe that the market for our proprietary solutions is large and growing and we are committed to developing and supplying the best products and services for those markets that demand reliable equipment for use in harsh environments.  We feel that our specialized proprietary technologies combined with our operational capabilities and our responsive customer support service represents an attractive solution to our customer base.  We also believe that our electronic design and manufacturing capabilities, combined with our materials management expertise, make us an effective electronic manufacturing resource for many OEMs.

We are focused on growing internally through both the expansion of our customer base and the addition of new products and services.  We will continue to focus product and market development on niche applications that leverage complete client solutions, wireless communication technologies, and proprietary field application hardware.  In order to further develop our business and complement our internal growth strategy, we will continue to selectively evaluate acquisition opportunities that could add complementary technologies, products, or customers, and be acquired at a reasonable cost.

Competition

While there are numerous competitors in the general remote monitoring market, some that are much larger than us and with greater financial, operating, and marketing resources, we participate in specialized industrial sectors of the market where we believe our proprietary products have a significant portion of the market and possess certain technology and performance advantages.  There are several firms that participate in the pipeline remote monitoring market.  Our management believes the significant competitive factors in our markets include reliability, features, performance, and price.  We believe that our current Pipeline Watchdog and NTG products and our proprietary WatchdogCP Web Monitor compete favorably with respect to these factors.

There are numerous companies that offer solutions that could compete with our industrial communications products.  Many of these competitors are substantially larger than us, with greater financial, operating, and marketing resources, including companies such as Emerson Electric Co., ABB Ltd., and Siemens AG.  We focus on specific segments of this market and believe that the SensorCast, Director, and zONeGUARD products compete favorably relative to the important competitive factors in these segments.  These factors include technical features, innovation, flexibility, and customer support.

There are many domestic and foreign manufacturers that compete with our Radix products in the rugged handheld computing markets.  Many of these competitors are substantially larger than us, with greater financial, operating, and marketing resources, including companies such as Motorola Solutions, Inc. and Honeywell International Inc.  Many have broader geographic breadth and offer a broader range of services.  Our Radix products compete in the ultra-rugged segment of the overall mobile computing market, where they enjoy certain competitive advantages that differentiate the Radix brand from the larger competitors.  Our management believes that these competitive advantages include reliability, performance, support, and the ability to rapidly customize solutions.

There are numerous competitors in the general RFID market.  Many of these are much larger than us with greater financial, operating, and marketing resources.  We believe that significant competitive factors in the ultra-rugged segment of the RFID market that we are focused upon include environmental ruggedness and reliability.  We believe that the eXtremeTAG products, with their patented technology, possess clear technical advantages in these areas over offerings currently available in the market.

There are numerous domestic and foreign electronic manufacturing service providers that compete with the services we provide.  Many of these competitors are substantially larger than us, with greater financial, operating, manufacturing and marketing resources and broader geographic breadth, including Flextronics International Ltd., Sanmina-SCI Corporation, and Celestica, Inc.  There are a limited number of other LCD manufacturers located in the United States and numerous foreign manufacturers who export LCD products into our primary customer markets.  Our management team believes that the principal competitive factors in the markets for EDMS we target are product quality, reliable delivery, flexibility responding to design and schedule changes, and technical capability.  We believe that we compete favorably in these areas and that our capability to integrate specialized custom displays with custom electronic assemblies differentiates us from most EMS and display providers.

Sources and Availability of Raw Materials and Principal Suppliers

The raw materials used in the manufacture of our products are primarily electronic components and parts.  These components and parts are readily available from a number of sources in the United States and abroad.  From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers.  We attempt to actively manage our business in a way that minimizes our exposure to these potential shortages, but we may experience component shortages that could cause delays in shipments to customers, which could result in lower net sales and operating results.

In addition to manufacturing our own products, we have close working relationships with companies both in the United States and in some foreign countries to provide component assemblies and finished goods that are manufactured to our specifications. Although multiple suppliers are available for such items, if we were to lose one or more of the current suppliers, some delay and additional costs may be incurred while we obtain and qualify alternative sources.

Patents, Trademarks and Licenses

We own or license multiple patents dealing with communication techniques over the cellular network, and other communication concepts.  Some of these patents deal specifically with the CP market and have influence on our competitive status.  We intend to use these intellectual property assets to both protect our competitive position and to license certain technology.  The average remaining life of these patents is approximately 10 years.

Research and Development

The EDMS business segment designs and manufactures integrated displays and custom electronics for OEM customers on a contract basis and thus is not engaged in any independent, self-funded research and development programs.  Our proprietary products, marketed under the Watchdog, Radix, eXtremeTAG and SensorCast brand names, develop proprietary and innovative machine to machine communication technology solutions in addition to the design and manufacture of custom products and assemblies for OEM customers that are targeted at specific industry applications and involve electronic hardware and system software design.  Total research and development expenses for our proprietary products and technology solutions were approximately $1,366,000 and $1,131,000 for the fiscal years 2011 and 2010, respectively.  We believe that our internal engineering resources combined with qualified third-party engineering consultants will be able to satisfy the current needs of our customer bases.

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

Dependence on One or a Few Major Customers

Sales to our five largest customers were 39% of total sales in fiscal 2011 with sales to two customers accounting for 16% and 13% of total sales respectively.  Sales to our five largest customers in fiscal 2010 totaled 33% of total sales which included sales to the largest customer that amounted to 14% of total sales.  The increase in sales to the five largest customers in fiscal 2011 is primarily the result of an overall increase in orders and shipments to the two largest customers.  The loss of one or more of these major customers would have a substantial impact on our business.  In order to minimize the impact the loss of any one customer might have on the business, we seek to expand and diversify our customer base.  We are focusing our increased sales efforts on new and existing proprietary products and technology and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets.  The new proprietary products and services include innovative machine to machine communication technology solutions for critical industrial applications.  We continue to add, develop and transition our internal sales force in an effort to effectively develop opportunities for new products, services and technology in new markets.

Total Number of Employees

At April 30, 2011, we had a total of 128 full time employees and 1 part-time employee.  None of the employees are represented by a labor organization or subject to a collective bargaining agreement.  Our management team believes that our relationship with our employees is good.

Item 1A.  RISK FACTORS

Based on current and known information, we believe that the following identify the most significant risk factors that could affect our business. However, the risks and uncertainties we face are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that we currently believes to be immaterial, that could have material adverse effects on our financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

You should consider the following risk factors, in addition to other information presented or incorporated by reference into this Annual Report on Form 10-K in evaluating our business and your investment in us.

Current capital and credit market conditions may adversely affect our access to capital, cost of capital, and business operations.

The general economic and capital market conditions in the United States continue to adversely affect businesses access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States continue or become worse, our cost of debt and equity capital and the access to capital markets could be adversely affected.  Pursuant to our line of credit agreement with a regional financial institution, we have access to up to $6,000,000, of which $1,950,000 is outstanding at April 30, 2011.  Based on our calculated borrowing base of allowable accounts receivable and inventory as of April 30, 2011, there is an additional $2,761,000 of available funds for us to utilize on the line of credit.  This line of credit expires in October 2012 and we plan to obtain additional one year extensions on the line of credit each year.  We have discussed these proposed one year extensions on the line of credit with our lender on identical terms, but there can be no assurance that they will grant the extensions, and if they do, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to us.  To the extent that our lender fails to grant an extension of the line of credit or if the terms of any extension are more burdensome or costly, our operating results and financial condition could be materially adversely affected.

Delays in development, introduction and shipment of new products or services may result in a decline in sales.

We tailor specific technology solutions to our customer requirements wherever high quality, reliability, and innovation are essential.  Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products or services.  These problems could include:

•	technical problems in the development of new specific technology solutions;
•	inability to hire qualified personnel; and
•	delays or failures to perform by third parties involved in our development projects.

Delays in the development, completion and shipment of new products or services, or failure of customers to accept new products, may result in a decline in sales.

Dependence on key personnel

Our continued success will depend to a significant extent on the continued services of our senior executives and other key employees, including certain technical and marketing personnel.  The competition for these individuals is significant; hence the loss of one or more of our key executives or employees (including if one or more of our officers or employees decided to join a competitor or otherwise compete directly or indirectly with us), could materially adversely affect our business, operating results, and financial condition.

Dependence on a small number of customers

We are dependent on a small number of original equipment manufacturer customers in our EDMS business segment.  Our proprietary product line segment utilizes business partners worldwide to create integrated solutions with our hardware and our business partners’ software products.  The Radix and eXtremeTAG product lines rely on these business partner relationships more heavily than some of the other proprietary product lines which utilize our internal sales team and complement our sales and marketing efforts with external business partners.  Accordingly, we are dependent on the continued growth, viability and financial stability of our largest OEM customers for our EDMS business segment and our business partners for its product line business segment.  We generally do not obtain firm, long-term purchase commitments from our customers or business partners, and have often experienced reduced lead times in customer orders.  Customers and business partners may cancel their orders, change production quantities, and delay production for a number of reasons.  Our business partners may experience delays in their software development which may delay delivery of Radix and eXtremeTAG products.  Uncertain economic conditions have resulted, and may continue to result, in some of our customers and business partners delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated.  Cancellations, reductions, or delays by a significant customer, business partner, or by a group of customers and business partners have harmed, and may continue to harm, our results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer and business partner orders and lower asset utilization resulting in lower gross margins.

Shortages of required electronic components or price increases could cause us to delay shipments to customers and reduce our sales and net income.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products.  We may experience in the future, delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced sales from and have an adverse effect on our relationship with the affected customer, and our reputation as a reliable service provider.  In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices and premium charges for components in short supply and redesign or reconfigure products to accommodate substitute components.  Additionally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage.  In this event, we may incur additional inventory carrying costs, for which we may or may not recover from our customers.  Such costs would reduce our gross margins and net income.  Finally, the growing scarcity of such components may require us to look to second tier vendors or to procure components through brokers.  Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective.

Our supply chain may also be impacted by other events outside of our control, including macroeconomic events, political crises or natural or environmental occurrences.  These shortages can result in an increase in component costs and lead to reduced gross margins over a short term period.  The shortages resulting from these macroeconomic events may also lead to delays in shipments to customers which could damage our customer relationships over a longer-term period.

Operating results may vary significantly from period to period.

We can experience fluctuations in our operating results from quarter to quarter and our results of operations for any one quarter are not necessarily indicative of results for any future periods.  Factors which may cause our quarterly operating results to fluctuate include:

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

Pursuit of business acquisitions could impair our financial position and profitability.

We may pursue acquisitions of complementary technologies, product lines or businesses.  Future acquisitions may include risks, the occurrence of which could have a material adverse affect on our operating results and financial condition.  These risks include:

•	burdening management and our operating teams during the integration of the acquired entity or product line;
•	diverting management’s attention from other business concerns;
•	failing to successfully integrate the acquired products or business;
•	lack of acceptance of the acquired products by our sales channels or customers;
•	entering markets where management has no or limited prior experience;
•	potential loss of key employees of the acquired business;
•	the effect on our financial statements of the amortization of acquired intangible assets;
•	potential loss of customer base of acquired business;
•	the cost associated with acquisitions including our ability to secure capital to finance future acquisitions to the extent additional debt or equity is needed; and
•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Failure to comply with regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which our management believes we are in compliance.  In addition, if our management fails to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our management may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with

Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for management to produce reliable financial reports and are important to help prevent financial fraud.  If our management cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in the reported financial information, and the trading price of our stock could drop significantly.  Our management’s failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting the stock’s liquidity, SEC enforcement actions, and securities claims and litigation.

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

We also lease approximately 2,500 sq ft of office space in Lenexa, Kansas.  We do not currently use this space and the lease expires in July 2011.

Item 3.  LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation that is incidental to our business.  Currently there is no pending or outstanding material litigation against us.  We are not aware of any proceedings pending or contemplated by a governmental authority.

Item 4.  [RESERVED]

Part II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading

Our common stock trades on the NASDAQ Stock Market under the symbol “ESYS”.

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for our common stock as reported by the NASDAQ Stock Market for the two preceding fiscal years.  No cash dividends were declared during the last two fiscal years.  As of June 30, 2011, we had approximately 550 stockholders of record.

Fiscal Year 2011	High	Low
First Quarter	$4.00	$3.14
Second Quarter	4.20	3.40
Third Quarter	4.99	3.12
Fourth Quarter	5.28	4.38
For the Year	$5.28	$3.12

Fiscal Year 2010	High	Low
First Quarter	$4.00	$3.10
Second Quarter	4.43	3.52
Third Quarter	4.30	3.20
Fourth Quarter	4.00	3.20
For the Year	$4.43	$3.10

Sales of Unregistered Securities

We did not have any unregistered sales of equity securities in fiscal 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any purchases of our equity securities during our fourth fiscal quarter in 2011.

Equity Compensation Plans

The following table sets forth, as of April 30, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (1)	279,250	$2.48	380,000
Equity compensation plans not approved by security holders	--	--	--

(1) Represents common shares issuable upon the exercise of outstanding options granted under our 1991 Stock Option Plan (the “1991 Plan”) and the 2010 Equity Incentive Plan (the “2010 Plan”).
(2) Represents common shares remaining available for issuance under the 2010 Plan.  There are no additional options available for future issuance under the 1991 Plan.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Overview

Elecsys Corporation provides innovative data acquisition systems, machine to machine (M2M) communication technology solutions, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, safety and security systems, water management, aerospace, military, and transportation.  Our proprietary equipment and services encompass rugged remote monitoring, industrial wireless communication, cyber security, mobile computing, and radio frequency identification (RFID) technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated liquid crystal displays (LCDs) to multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

On October 21, 2010, we modified and amended certain terms of our operating line of credit.  The amendment added our wholly-owned subsidiary, Elecsys International Corporation, as a borrower, extended the expiration date of the line of credit to October 30, 2012, and modified the covenants to include a debt service coverage ratio.   The $6,000,000 line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The $1,950,000 in borrowings outstanding on the line of credit as of April 30, 2011 is presented on the balance sheet as long-term debt in accordance with the terms of the line of credit.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled $4,711,000 as of April 30, 2011 of which $2,761,000 is available.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by our debt-to-tangible net worth ratio and was 3.5% on April 30, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.

Results of Operations

The following table sets forth for the periods presented, certain statement of operations data (in thousands) of us:

	Years Ended
	April 30, 2011		April 30, 2010
Sales	$23,554	100.0%	$17,028	100.0%
Cost of products sold	15,674	66.5%	11,832	69.5%
Gross margin	7,880	33.5%	5,196	30.5%
Selling, general and administrative expenses	6,249	26.5%	6,013	35.3%
Operating income (loss)	1,631	7.0%	(817)	(4.8%)

Interest expense	(288)	(1.2%)	(371)	(2.2%)
Other (expense) income, net	(8)	(0.0%)	1	0.0%
Net income (loss) before taxes	1,335	5.7%	(1,187)	(7.0%)
Income tax expense (benefit)	463	2.0%	(513)	(3.0%)
Net income (loss)	$872	3.7%	$(674)	(4.0%)
Net income (loss) per share - basic	$0.23		$(0.19)
Net income (loss) per share - diluted	$0.22		$(0.19)

Sales for the fiscal year ended April 30, 2011 were approximately $23,554,000, an increase of $6,526,000, or 38.3%, from $17,028,000 for fiscal 2010.

Proprietary products.  Sales of our proprietary products and services were $9,747,000 for fiscal 2011, which was a $2,685,000, or 38.0%, increase from sales of $7,062,000 in the prior fiscal year.

Sales of our wireless remote monitoring and industrial communication solutions were approximately $6,463,000 for the year ended April 30, 2011, which was an increase of roughly $2,652,000, or 69.6%, from $3,811,000 for the year ended April 30, 2010.  The increase in overall sales of remote monitoring equipment and services was the result of increases in customer orders received and shipped as well as an increase in our recurring licensing and data management services.  Additionally, sales of SensorCast products and the Director series of communication products and database services have totaled about $535,000 for the current fiscal year.  License and network services revenue also increased about $190,000, or 39.8%, for the year ended April 30, 2011 as compared to the previous fiscal year as a result of the continued addition of units into the field.  We expect that sales of our wireless remote monitoring and telemetry solutions will continue to increase over the next few quarters due to continued strong demand for WatchdogCP, SensorCast, Director communication products and services, as well as the potential impact of new product releases including our recently announced zONeGUARD, a SCADA cyber security product.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our eXtremeTAG RFID solutions, were approximately $2,945,000 for the year ended April 30, 2011. Total sales were relatively flat as compared to the previous fiscal year reported revenues of approximately $2,924,000.  Sales during the year were made up of an increase in handheld computer sales of approximately 9.0%, flat maintenance revenues year-over-year, and slightly offsetting decreases in software sales and installation services.  Total sales of eXtremeTAG RFID solutions decreased approximately $33,000, or 27.7%, as we continued to market the solutions in the United States and select international markets.  We expect the FW950, our latest product enhancements, related peripherals, and maintenance contract revenues, will increase slightly over the next few quarters as compared to the most recently completed quarters in fiscal 2011.  Our eXtremeTAG RFID tags and solutions could produce increases in sales over the next few quarters as a result of ongoing marketing efforts and anticipated future orders.

EDMS.  Sales for the EDMS business segment were approximately $13,807,000, an increase of $3,945,000, or 40.0%, from $9,862,000 in the prior fiscal year. The increase in EDMS sales was a result of steady increases in bookings and shipments over the past fiscal year as our customers began to recover from the economic recession.  Based on recent levels of EDMS bookings and feedback from existing customers, we anticipate that sales will likely hold steady or grow slightly in the near term as compared to sales levels over the last few fiscal quarters.  This estimate is based upon the planned addition of several new customers from on-going business development efforts, the transition of several projects from our design group into production, anticipated additional orders from our existing customers, and current scheduled orders in backlog.  It should be noted that certain events could adversely affect sales over the next few quarters including, but not limited to, the impact of uncertain economic conditions, potential electronic raw material shortages stemming from supply chain disruptions, and inflationary price pressure on materials and energy.  These or similar events may affect current scheduled orders as well as future bookings and, in turn, adversely influence sales over the next few fiscal quarters.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and proprietary product business segments for segment disclosure purposes, totaled approximately $547,000 for the 2011 fiscal year.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $707,000 in fiscal year 2010, which included approximately $104,000 of management consulting fees related to the acquisition of MBBS assets in June 2009.

Total consolidated backlog at April 30, 2011 was approximately $5,758,000, a decrease of approximately $284,000, or 4.7%, from a total backlog of $6,042,000 on April 30, 2010 and a decrease of $513,000, or 8.2%, from a total backlog of $6,271,000 on January 31, 2011.  The decrease in backlog is primarily the result of the increase in shipments and the mix of products during the most recently completed fiscal quarter.  EDMS orders typically specify several deliveries scheduled over a defined period of time.  Orders for our proprietary products are usually completed and shipped to the customer soon after the order is received.  Certain larger proprietary product orders have specific deliveries scheduled through December 2012 or may not yet be scheduled for delivery due to uncertain field installation and deployment schedules and similar related factors.  These product orders, with future or unscheduled delivery dates, are included in the calculation of consolidated backlog.

Gross margin for fiscal 2011, was 33.5% of sales, or $7,880,000, compared to 30.5% of sales, or $5,196,000, for fiscal 2010.  This was an increase in gross margin of $2,684,000, or 51.7%, from the prior fiscal year.

Gross margin for the proprietary products business segment was approximately $4,911,000, or 50.4% of sales, an increase of $1,520,000, for fiscal 2011 as compared to $3,391,000, or 48.0% of sales, for fiscal 2010.  The increase in gross margin dollars for our proprietary products and services was driven by the addition of the Director series of products and database services in conjunction with an increase in our Watchdog and Radix product sales from the previous comparable prior year period.

Gross margin for the EDMS business segment was $2,969,000, or 21.5% of sales, an increase of $1,268,000, from $1,701,000, or 17.3% of sales, from the prior fiscal year.  This increase was the result of both higher sales volumes during the period and the related effects on production efficiency.

We expect that consolidated gross margins over the next few quarters will remain in the range of 30% to 35%.

Selling, general and administrative (“SG&A”) expenses totaled approximately $6,249,000 for the 2011 fiscal year.  This was an increase of $236,000, or 3.9%, from total SG&A expenses of $6,013,000 for the year ended April 30, 2010.  SG&A expenses were 26.5% of sales for the year-to-date period as compared to 35.3% of sales for fiscal 2010.

Research and development expenses increased $235,000, to $1,366,000 for the year ended April 30, 2011, as a result of increases in engineering development costs for new products and investments in engineering design personnel for new product development.

Selling and marketing expenses decreased approximately $91,000 for the year ended April 30,

2011 to $1,414,000 from $1,505,000 for the year ended April 30, 2010.  The change was the result of reductions in external business development fees and contractor costs and decreases in commissions to independent sales representatives slightly offset by increases in marketing costs including advertising, website development, and conferences, and an increase in internal sales personnel.

General and administrative expenses slightly increased approximately $92,000 from the prior fiscal year.  During the previous fiscal year period ended April 30, 2010, we incurred approximately $340,000 of expenses that were related to the MBBS and SensorCast acquisitions and integration efforts.  The decrease in these acquisition and integration expenses was offset by increases in professional fees, corporate expenses, and royalties during the current fiscal year.  Additionally, there was also an increase in bad debt expense related to a specific customer who was severely impacted by the economic recession.

SG&A expenses over the next few quarters are expected to increase slightly over the last few fiscal quarters as a result of our continued investments in personnel, systems and capabilities. We plan to continue investing in sales and marketing and to accelerate new product development for our existing proprietary product lines.

Operating income for fiscal 2011 was $1,631,000, an improvement of approximately $2,448,000 from an operating loss of $817,000 for the year ended April 30, 2010.

Financial expenses, including interest expense, were $296,000 and $370,000 for the fiscal years ended April 30, 2011 and 2010, respectively.  This decrease of $74,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year.  During the fiscal year ended April 30, 2011, there were no additional borrowings on the operating line of credit and we made $1,750,000 in payments that lowered the total amount outstanding to $1,950,000.  As of April 30, 2011, there was $3,144,000 outstanding in long-term borrowings compared to $3,272,000 at April 30, 2010.  These long-term borrowings represent the Industrial Revenue Bonds related to our headquarters and production facility built in 2006.   We plan to continue making regular payments on our operating line of credit and our scheduled payments on the Industrial Revenue Bonds which will lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expenses totaled approximately $463,000 for the year ended April 30, 2011 as a result of the income recorded for the period.  An income tax benefit of approximately $513,000 was reported for the year ended April 30, 2010, which was a product of the loss that was generated for that period.  Income taxes are originally based on a 39% blended tax rate for both federal and state taxes.  The effective income tax rate was 34.7% and 43.2% for the years ended April 30, 2011 and 2010, respectively and included, in the current fiscal year, the recognition of certain state income tax credits and the benefit derived from the domestic manufacturing deduction.

As a combined result of the above factors, net income earned was $872,000, or $0.22 per diluted share, for fiscal 2011 as compared to a net loss of $674,000, or $0.19 per diluted share, as reported for fiscal 2010.

Impact of Inflation and Changing Prices

Inflation and the effect of changing prices over the past two fiscal years have had minimal impact on our financial position and our results of operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $33,000 to $460,000 as of April 30, 2011 compared to $493,000 at April 30, 2010.  This decrease was primarily the result of cash provided by income, reductions in inventory, and increases in accrued expenses offset by debt payments and cash paid for purchases of equipment.

Operating activities.  Cash provided by operating activities was approximately $1,886,000 during the year ended April 30, 2011, which resulted primarily from $872,000 of net income for the period and $708,000 of non-cash earnings adjustment items such as depreciation, amortization, stock compensation expense, and an increase in the provision for doubtful accounts.  Our consolidated working capital decreased approximately $381,000 from $7,119,000 at the end of the 2010 fiscal year to $6,738,000 at the end of the 2011 fiscal year.  The decrease was primarily due to the reduction in current assets from increases in accounts receivable and decreases in inventory levels due to an increase in sales activity.  The decrease in accounts payable and increase in accrued expenses offset as total current liabilities showed a slight $13,000 decrease.  Operating cash receipts during fiscal 2011 totaled over $23,300,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $21,414,000. We utilize our line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  Cash used in investing activities totaled $43,000 during the year ended April 30, 2011 as a product of purchases of equipment.  During the year ended April 30, 2010, cash used in investing activities totaled $53,000 which resulted from net purchases and disposals of equipment of $18,000 and the $35,000 of cash paid for the SensorCast acquisition.  Anticipated future purchases of equipment and cash used in investing activities is expected to increase from the amounts expended in fiscal 2011 to enhance productivity and upgrade equipment.

Financing activities.  As of April 30, 2011, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2012.  As of April 30, 2011, there were $1,950,000 borrowings outstanding on the operating line of credit.  The total amount of borrowing base for the line of credit as of April 30, 2011 was approximately $4,711,000, with $2,761,000 available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and was at the interest rate floor of 3.5% on April 30, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  For the year ended April 30, 2011 there were no additional borrowings on the operating line of credit.  Total payments on the line of credit were $1,750,000 and $300,000 for the years ended April 30, 2011 and 2010, respectively.  Payments on long term debt totaled approximately $128,000 for the year ended April 30, 2011 and $121,000 for the year ended April 30, 2010.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from our operations, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures,  and our scheduled debt repayments for the foreseeable future.

Off-balance Sheet Arrangements

We do not utilize off-balance sheet arrangements in our operations.

Contractual Obligations

On October 30, 2009, we refinanced both our operating line of credit and our long-term financing secured by our production and headquarters facility in Olathe, Kansas.  The $6,000,000 line of credit was amended on October 21, 2010 and extended the expiration date of the line of credit to October 30, 2012.  Additional changes to the line of credit included modifications to the covenants to include a debt service coverage ratio requirement.  The line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory which totaled approximately $4,711,000 as of April 30, 2011.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and was 3.5% on April 30, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of April 30, 2011 we were in compliance with all covenants.  Our long-term financing also includes Industrial Revenue Bonds that are secured by our real estate and are due in monthly principal and interest payments.  The bonds’ 5-year adjustable interest rate is based on 5-year United States Treasury Notes, plus 0.45% (5.30% as of April 30, 2011).

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

Revenue Recognition.  We derive revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and our proprietary products including our remote monitoring equipment, RFID technology and solutions and our mobile computing products.  We also derive revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer after they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month the services or maintenance periods are completed.  For customers that utilize our engineering design services, we bill the customer and recognize revenue after the design services or tooling have been completed.  We require our customers to provide a binding purchase order to verify the manufacturing services to be provided and to ensure payment.  Typically, we do not have any post-shipment obligations that would include customer acceptance requirements.  We do provide training and installation services to our customers and those services are billed and the revenue recognized at the end of the month the services are completed.  Revenue recognized is net of sales taxes, tariffs, or duties remitted to any governmental authority.

Inventory Valuation.  Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value.  Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  We make provisions for estimated excess and obsolete inventory based on our quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  We review our inventory in detail on a quarterly basis utilizing multiple annual time horizons ranging from 24-months to 60-months.  Individual part numbers that have not been used within each of the time horizons are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are discarded as part of our quarterly inventory write-down.  If actual market conditions or our customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

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

Goodwill.  Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  We do not amortize goodwill, but rather review our carrying value for impairment annually (January 31), and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

Intangible Assets.  Intangible assets consist of patents, trademarks, copyrights, customer relationships, and capitalized software.  Intangible assets are amortized over their estimated useful lives using the straight-line method.  The useful lives of the intangible assets range from 5 – 15 years.

Impairment of Long-Lived Intangible Assets.  Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets.  If the sum of the expected future undiscounted cash flows is less than the carrying amount, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for us for the four fiscal quarters of the years ended April 30, 2011 and 2010.  This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of management, reflects all adjustments for a fair presentation thereof.  The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

Three Months Ended

	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011

	(In thousands, except per share data)

Sales	$5,182	$5,479	$6,109	$6,784
Gross margin	1,745	1,729	2,048	2,358
Operating income	246	254	429	702
Income before taxes	162	179	356	638
Net income	$107	$101	$262	$402
Net income per share – basic	$0.03	$0.03	$0.07	$0.10
Net income per share – diluted	$0.03	$0.03	$0.07	$0.09
Net cash (used in) provided by operating activities	$435	$(103)	$915	$639

	Three Months Ended

	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010

	(In thousands, except per share data)

Sales	$3,619	$4,001	$4,741	$4,667
Gross margin	1,130	1,239	1,513	1,314
Operating income (loss)	(524)	(423)	86	44
Income (loss) before taxes	(637)	(523)	2	(29)
Net income (loss)	$(396)	$(322)	$64	$(20)
Net income (loss) per share – basic	$(0.12)	$(0.09)	$0.02	$(0.00)
Net income (loss) per share – diluted	$(0.12)	$(0.09)	$0.02	$(0.00)
Net cash (used in) provided by operating activities	$581	$88	$(142)	$199

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification [“ASC”] Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus on the FASB Emerging Issues Task Force [“EITF”]); effective for years beginning after June 15, 2010.  Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC Topic 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  The adoption of ASU No. 2009-13 did not have an impact to our financial statements or results from operations.

 In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We are currently evaluating the impact of adopting ASU No. 2011-05 on our financial statements.

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, our statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow our products and services, the Company’s dependence on our top customers, reliance on certain key management personnel, an inability to grow the Company’s customer base, an inability to integrate, manage and grow any acquired business or underlying technology, potential growth in costs and expenses, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of “Results of Operations” and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operation and “Risk Factors” of this annual report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Elecsys Corporation and Subsidiary (the Company) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiary as of April 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Kansas City, Missouri
July 11, 2011

Elecsys Corporation and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)

	April 30, 2011	April 30, 2010
ASSETS
Current assets:
Cash	$460	$493
Accounts receivable, less allowances of $144 and $173, respectively	2,801	2,582
Inventories, net	5,880	6,043
Prepaid expenses	69	78
Income tax refund claims receivable	--	486
Deferred taxes	662	584
Total current assets	9,872	10,266

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,333	3,326
	8,465	8,458
Accumulated depreciation	(3,072)	(2,693)
	5,393	5,765

Goodwill	1,942	1,942
Intangible assets, net	2,100	2,319
Other assets, net	60	75
Total assets	$19,367	$20,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,248	$1,725
Accrued expenses	1,701	1,294
Income taxes payable	51	--
Current maturities of long-term debt	134	128
Total current liabilities	3,134	3,147

Deferred taxes	396	409
Long-term debt, less current maturities	4,960	6,844

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 sharesauthorized; none issued and outstanding	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,789,012 at April 30, 2011 and 3,787,512 at April 30, 2010	38	38
Additional paid-in capital	10,999	10,961
Accumulated deficit	(160)	(1,032)
Total stockholders' equity	10,877	9,967
Total liabilities and stockholders' equity	$19,367	$20,367

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2011	2010
Sales	$23,554	$17,028
Cost of products sold	15,674	11,832
Gross margin	7,880	5,196

Selling, general and administrative expenses:
Research and development expense	1,366	1,131
Selling and marketing expense	1,414	1,505
General and administrative expense	3,469	3,377
Total selling, general and administrative expenses	6,249	6,013

Operating income (loss)	1,631	(817)

Financial income (expense):
Interest expense	(288)	(371)
Other (expense) income, net	(8)	1
	(296)	(370)

Net income (loss) before income tax (benefit) expense	1,335	(1,187)

Income tax expense (benefit)	463	(513)

Net income (loss)	$872	$(674)

Net income (loss) per share information:
Basic	$0.23	$(0.19)
Diluted	$0.22	$(0.19)

Weighted average common shares outstanding:
Basic	3,789	3,539
Diluted	3,900	3,539

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2009	3,296	33	9,243	(358)	8,918
Net (loss)	--	--	--	(674)	(674)
Issuance of stock for MBBS S.A. acquisition	175	2	609	--	611
Issuance of stock for SensorCast LLC acquisition	267	2	964	--	966
Exercise of stock options	50	1	112	--	113
Share-based compensation expense	--	--	33	--	33
Balance at April 30, 2010	3,788	$38	$10,961	$(1,032)	$9,967
Net income	--	--	--	872	872
Exercise of stock options	1	--	2	--	2
Share-based compensation expense	--	--	36	--	36
Balance at April 30, 2011	3,789	$38	$10,999	$(160)	$10,877

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$872	$(674)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	36	33
Depreciation	402	488
Amortization	223	195
Provision for (recovery of) doubtful accounts	125	(22)
Loss (gain) on disposal of equipment	13	(3)
Deferred taxes	(91)	206
Changes in operating assets and liabilities, net of acquisition of assets and assumed liabilities:
Accounts receivable	(344)	188
Inventories	163	236
Income tax refund claims receivable	486	(381)
Accounts payable	(477)	585
Accrued expenses	407	(90)
Income taxes payable	51	--
Other, net	20	(35)
Net cash provided by operating activities	1,886	726

Cash Flows from Investing Activities:
Purchases of property and equipment	(43)	(26)
Proceeds from disposal of equipment	--	8
Acquisition of assets and assumed liabilities, net of cash acquired	--	(35)
Net cash (used in) investing activities	(43)	(53)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	2	113
Principal payments on long-term debt	(128)	(121)
Principal payments on notes payable to bank	(1,750)	(300)
Net cash (used in) financing activities	(1,876)	(308)
Net increase (decrease) in cash	(33)	365
Cash at beginning of year	493	128
Cash at end of year	$460	$493

Continued on following page.

Elecsys Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$292	$361
Cash paid (received) during the period for income taxes	16	(338)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of assets and assumed liabilities:
Accounts receivable	$--	$75
Inventories	--	294
Equipment	--	108
Intangibles	--	750
Other assets	--	5
Goodwill	--	528
Accounts payable	--	(43)
Accrued expenses	--	(105)
Common stock issued for acquisition	--	(1,577)
Total cash paid in acquisition, net of cash acquired	$--	$35

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
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

The Company’s sales are made to customers within the United States and several other international markets.

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

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification [“ASC”] Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus on the FASB Emerging Issues Task Force [“EITF”]); effective for years beginning after June 15, 2010.  Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC Topic 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  The adoption of ASU No. 2009-13 did not have an impact to our financial statements or results from operations.

 In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company is currently evaluating the impact of adopting ASU No. 2011-05 on its financial statements.

Cash
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company has not experienced any losses due to this.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and considering current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms (30 days for the majority of customers).  Interest is not charged on past due accounts for the majority of the Company’s customers.

Concentration of Credit Risk and Financial Instruments
The Company grants credit to customers who meet the Company’s pre-established credit requirements.  Credit risk is managed through credit approvals, credit limits, and monitoring procedures.  Credit losses are provided for in the Company’s consolidated financial statements and historically have been within management’s expectations.

Total Company sales to the five largest customers were 39% of total sales in fiscal 2011 with sales to two customers accounting for 16% and 13% of total sales, respectively.  Sales to the five largest customers in fiscal 2010 totaled 33% of total sales which included sales to the largest customer that amounted to 14% of total sales.  The increase in sales to the Company’s five largest customers in fiscal 2011 is primarily the result of an overall increase in orders and shipments to the two largest customers.  The loss of one or more of these major customers would have a material adverse effect on the Company’s business.

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

Inventories
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing multiple annual time horizons ranging from 24-months to 60-months.  Individual part numbers that have not been used within each of the time horizons are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are allowed for as part of the quarterly inventory write-down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years
Building and improvements	39
Equipment	3-8

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31), and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of April 30, 2011.

Intangible assets
Intangible assets consist of patents, trademarks, copyrights, customer relationships, and capitalized software.  Intangible assets are amortized over their estimated useful lives using the straight-line method.  The useful lives of the Company’s intangible assets range from 5 – 15 years.

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

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expense charged to operations amounted to approximately $29,000 and $21,000 for the years ended April 30, 2011 and 2010, respectively.

2.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

		April 30, 2011		April 30, 2010
Intangible Asset Description	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10 – 15	$852	$(268)	$852	$(199)
Customer relationships	5 – 15	1,040	(310)	1,040	(229)
Trade name	15	530	(129)	530	(94)
Technologies	13 – 15	475	(90)	475	(56)
		$2,897	$(797)	$2,897	$(578)

Amortization expense of intangible assets for the years ended April 30, 2011 and 2010 was approximately $219,000 and $191,000, respectively. Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2012	$219
2013	213
2014	201
2015	201
2016	187

The following table details the changes in the carrying amount of the Company’s goodwill (in thousands):

	April 30, 2011	April 30, 2010
Beginning Balance	$1,942	$1,414
Acquisition of businesses	--	528
Ending Balance	$1,942	$1,942

3.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $623,000 and $424,000, at April 30, 2011 and 2010, respectively, are summarized by major classification as follows (in thousands):

	April 30, 2011	April 30, 2010
Raw material	$2,926	$2,971
Work-in-process	858	1,223
Finished goods	2,096	1,849
	$5,880	$6,043

The Company has entered into supplier arrangements with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2011 and 2010, finished goods inventory of approximately $332,000 and $99,000, respectively, was directly related to those customer agreements.

4.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of April 30, 2011, the Company had multiple credit agreements, including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 21, 2010.  The amendment added the Company’s wholly-owned subsidiary, Elecsys International Corporation, as a borrower, extended the expiration date of the line of credit to October 30, 2012, and modified the covenants to include a debt service coverage ratio.  The total amount of borrowing base for the line of credit as of April 30, 2011 was approximately $4,711,000, of which $2,761,000 was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on April 30, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $1,950,000 in borrowings outstanding on the line of credit as of April 30, 2011 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	April 30, 2011	April 30, 2010
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of April 30, 2011), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$3,144	$3,272

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at April 30, 2011) plus/minus 0.5% performance based interest with an interest rate floor of 3.5%, due in full on October 30, 2012, secured by accounts receivable and inventory. The interest rate as of April 30, 2011 was 3.5%.	1,950	3,700
	5,094	6,972
Less current maturities	134	128
Total long-term debt	$4,960	$6,844

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2012	$134
2013	2,092
2014	150
2015	158
2016	167
Thereafter	2,393
$5,094

5.           SEGMENT REPORTING

The Company operates and measures the sales and gross margins of two primary business segments, Electronic Design and Manufacturing Services (“EDMS”) and Proprietary Products (“Proprietary”).   The EDMS business segment consists primarily of custom electronic assemblies, engineering services, custom liquid crystal displays and other interface technologies. The Proprietary business segment is made up remote monitoring hardware and messaging services, ultra-rugged handheld computers, peripherals and maintenance contract revenues, and RFID solutions.  In 2010, the Company’s remaining activities are presented as unallocated and include corporate level expenses and corporate management fee revenue that are performed in a centralized environment and are not attributable to a particular business segment.  These activities are reported in the reconciliation of the segment totals as “Other” items.  The following table presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available (in thousands).

	Year Ended April 30, 2011
	EDMS	Proprietary	Unallocated	Total

Total sales	$13,807	$9,747	$ --	$23,554

Segment gross margin	$2,969	$4,911	$ --	$7,880

Goodwill	$ --	$1,942	$ --	$1,942

	Year Ended April 30, 2010
	EDMS	Proprietary	Unallocated	Total

Total sales	$9,862	$7,062	$104	$17,028

Segment gross margin	$1,701	$3,391	$104	$5,196

Goodwill	$ --	$1,942	$ --	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Years Ended April 30,
	2011	2010
Products and services:
Electronic interface assemblies	$13,412	$9,362
Remote monitoring solutions	6,463	3,811
Rugged mobile computing	2,945	2,924
Engineering services	187	224
Other	547	707
Total sales	$23,554	$17,028

The Company had total export sales of approximately $1,628,000 and $2,596,000 for the years ended April 30, 2011 and 2010, respectively.  The top three export markets for the Company’s products and services for the year ended April 30, 2011 were South Africa, Canada and Brazil.  For the year ended April 30, 2010, the top three export markets were South Africa, Canada, and Colombia.

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2011	2010
Warranty reserve balance at beginning of period	$221	$122
Expense accrued	99	171
Warranty costs incurred	(155)	(72)
Warranty reserve balance at end of period	$165	$221

7.            OPERATING LEASES

The Company has a number of office equipment leases which will begin to expire in March 2012 through February 2014.  The Company also has a lease for office space.  As a result of the SensorCast transaction, the Company assumed a three year lease for office space in Lenexa, KS for approximately 2,500 square feet that expires at the end of July 2011.

Rent expense under all operating leases was approximately $83,000 and $132,000 for the years ended April 30, 2011 and 2010, respectively.  The following table presents the Company’s future obligations for minimum lease payments (in thousands):

Years Ended April 30,	Amount
2012	$22
2013	14
2014	10

8.       NET INCOME (LOSS) PER SHARE

The following table presents the components of the calculation of basic and diluted income (loss) per share (in thousands):

	Years Ended April 30,
	2011	2010
Numerator:
Net income (loss)	$872	$(674)

Denominator:
Weighted average common shares outstanding – basic	3,789	3,539
Effect of dilutive options outstanding	111	--
Weighted average common shares outstanding – diluted	3,900	3,539

Options to purchase 257,250 shares of common stock as of the year ended April 30, 2010, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

9.       STOCK OPTIONS

At April 30, 2011, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

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

In September 2010, the Company’s stockholders’ approved a second equity-based compensation plan.  The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of April 30, 2011, there were no grants of equity-based awards under the 2010 Plan.

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

	Year Ended April 30,
	2011	2010
Risk-free interest rate	2.20%	2.93% - 3.17%
Expected life, in years	6	6
Expected volatility	62.45%	61.72% - 61.83%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.30%	9.00%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the years ended April 30, 2011 and 2010, there were no exercises of stock options which triggered tax benefits.

At April 30, 2011, there was approximately $60,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.50 years.

The following table represents stock option activity for the years ended April 30, 2011 and 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2009	320,750	$2.62	4.62 Years
Granted	21,500	3.72	9.57 Years
Exercised	(50,000)	2.25	--
Forfeited	(35,000)	--	--
Outstanding options at April 30, 2010	257,250	$2.36	4.23 Years
Granted	26,000	3.88	9.33 Years
Exercised	(1,500)	1.69	--
Forfeited	(2,500)	--	--
Outstanding options at April 30, 2011	279,250	$2.48	3.77 Years

Outstanding exercisable at April 30, 2011	240,167	$2.22	2.93 Years

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 16,750 and 380,000, respectively, at April 30, 2011.  At April 30, 2011 the aggregate intrinsic value of options outstanding was approximately $753,000, and the aggregate intrinsic value of options exercisable was approximately $708,000.  The Company recognized share-based compensation expense of $36,000 and $33,000 for the years ended April 30, 2011 and 2010, respectively.

During the year ended April 30, 2011, the Company granted 26,000 options.  These options had a weighted average grant date fair value of $2.26 per share.

The following table summarizes information about stock options outstanding at April 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at April 30, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2011	Weighted- Average Exercise Price

$0.01 - $1.00	95,000	0.98 years	$0.81	95,000	$0.81
$1.01 - $2.00	47,500	1.59 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	121,000	6.38 years	$3.73	85,500	$3.69
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	5,000	6.56 years	$5.90	5,000	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	7.37 years	$7.05	7,167	$7.05
Total	279,250	3.77 years	$2.48	240,167	$2.22

10.           INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at April 30, 2011 and 2010 are as follows (in thousands):

	Years Ended April 30,
	2011	2010
Deferred tax assets:
Current:
Accrued expenses	197	213
Inventories	465	314
Other	--	57
Total deferred tax assets	662	584

Deferred tax liabilities:
Property and equipment	(298)	(352)
Other	(98)	(57)
Total deferred tax liabilities	(396)	(409)

Net deferred tax asset	$266	$175

	Years Ended April 30,
	2011	2010
Current tax expense (benefit)	$554	$(719)
Deferred tax expense (benefit)	(91)	206
	$463	$(513)

The income tax benefit differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30,
	2011	2010
Expense (benefit) at federal statutory rate	$454	$(403)
Permanent tax differences	(27)	16
State tax expense (benefit), net of federal tax (benefit)	67	(59)
Change in ASC 740 reserve	(16)	(69)
Other	(15)	2
	$463	$(513)

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

In previous fiscal years, the Company recognized an additional $97,000 of income tax expense, including $14,000 relating to penalties and interest, for potential state income tax liability in various states for tax years 2003 through 2009.  During fiscal 2011, the state income tax liability was reduced by $16,000 as a result of expiring statute of limitations.  There is no remaining potential state income tax liability as of April 30, 2011 relating to this previously recognized liability.  As of April 30, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  A reconciliation of the total amounts of unrecognized tax benefits for the years ended April 30, 2011 and 2010 are presented below (in thousands):

	Years Ended April 30,
	2011	2010
Unrecognized tax benefits, beginning of period	$16	$85
Lapse of statute of limitations	(16)	(69)
Unrecognized tax benefits, end of period	$ --	$16

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

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With a few exceptions, we are no longer subject to Internal Revenue Service (IRS), state or local income tax examinations by tax authorities for the years before the fiscal year ended 2007.  As of April 30, 2011, the Company is not currently under examination by any taxing jurisdiction.

11.           EMPLOYEE BENEFIT PLAN

The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service.  Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations.  On April 10, 2009 the Company amended the Plan to discontinue the Company’s contribution on the employee’s behalf.  On January 1, 2010, the Company reinstated its matching contribution by amending the Plan.  The Company’s contribution matches the employee’s first 1% contribution plus an additional 50% of each employee's contribution up to the next 5% to a maximum of 6% of the employee's annual compensation.  Participants in the plan may direct the Company’s contribution into mutual funds and money market funds.  Additionally, the Company may make discretionary contributions to the plan.  For the years ended April 30, 2011 and 2010, Company contributions to the plans amounted to approximately $144,000 and $46,000, respectively.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, these officers have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)           Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and is effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, management concluded that, as of April 30, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)           Changes in internal controls.  There were no significant changes in our internal controls over financial reporting or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of the evaluation.

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed pursuant to this Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2011.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2011.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2011.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2011.

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

ELECSYS CORPORATION

Date: July 11, 2011		/s/ Karl B. Gemperli
	By:	Karl B. Gemperli
President and Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Karl B. Gemperli	Date: July 11, 2011
Karl B. Gemperli
President, Chief Executive Officer and Director
Principal Executive Officer

/s/ Todd A. Daniels	Date: July 11, 2011
Todd A. Daniels
Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

/s/ Robert D. Taylor	Date: July 11, 2011
Robert D. Taylor
Chairman of the Board of Directors

/s/ Stan Gegen	Date: July 11, 2011
Stan Gegen
Director

/s/ Casey Coffman	Date: July 11, 2011
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

(q)	Asset Purchase Agreement dated January 4, 2010 between Elecsys .

Corporation and SensorCast LLC, attached as Exhibit 1.1 of the Company’s Form 8-K filed January 5, 2010 with the Securities and Exchange Commission, is incorporated by reference.

(r)
Marketing and Sales Agreement dated June 21, 2010 between Elecsys Corporation and EuroTech, Inc. attached as Exhibit 10(r) of the Company’s Form 10-K filed July 28, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

(s)
First Amendment to Secured Loan Agreement dated October 21, 2010 with UMB Bank, N.A. attached as Exhibit 10.1 of the Company’s Form 8-K filed October 26, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

(t)
Secured Revolving Credit Note for $6,000,000 dated October 21, 2010 in favor of UMB Bank, N.A. attached as Exhibit 10.2 of the Company’s Form 8-K filed October 26, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

(u)
Elecsys Corporation 2010 Equity Incentive Plan as described in the Company's Registration Statement, Form S-8, filed December 13, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

14	Code of Ethics

21	Subsidiaries of the Company

23.1	Consent of McGladrey & Pullen LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
(Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

32.1	Section 1350 Certification of President and Chief Executive Officer
(Principal Executive Officer)

32.2	Section 1350 Certification of Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)