Form 10-Q
period 2011-07-31
ELECSYS CORP
filed 2011-09-06
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   July 31, 2011.

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
Yes [X]                      No [  ]

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,789,012 shares outstanding as of September 1, 2011.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended July 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2011	2010
Sales	$5,673	$5,182
Cost of products sold	3,669	3,437
Gross margin	2,004	1,745

Selling, general and administrative expenses:
Research and development expense	342	316
Selling and marketing expense	538	419
General and administrative expense	735	764
Total selling, general and administrative expenses	1,615	1,499

Operating income	389	246

Financial expense:
Interest expense	(57)	(77)
Other expense, net	--	(7)
Total financial expense	(57)	(84)

Net income before income tax expense	332	162

Income tax expense	119	55

Net income	$213	$107

Net income per share information:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

Weighted average common shares outstanding:
Basic	3,789	3,788
Diluted	3,930	3,894

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	July 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373	$460
Accounts receivable, less allowances of $147 and $144, respectively	2,372	2,801
Inventories, net	5,929	5,880
Prepaid expenses	80	69
Deferred taxes	687	662
Total current assets	9,441	9,872

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,486	3,333
Total property and equipment, gross	8,618	8,465
Accumulated depreciation	(3,123)	(3,072)
Total property and equipment, net	5,495	5,393

Goodwill	1,942	1,942
Intangible assets, net	2,045	2,100
Other assets, net	59	60
Total assets	$18,982	$19,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,604	$1,248
Accrued expenses	1,276	1,701
Income taxes payable	24	51
Current maturities of long-term debt	136	134
Total current liabilities	3,040	3,134

Deferred taxes	402	396
Long-term debt, less current maturities	4,425	4,960

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,789,012 at July 31, 2011 and April 30, 2011	38	38
Additional paid-in capital	11,024	10,999
Retained earnings (accumulated deficit)	53	(160)
Total stockholders' equity	11,115	10,877
Total liabilities and stockholders' equity	$18,982	$19,367

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2010	3,788	$38	$10,961	$(1,032)	$9,967
Net income	--	--	--	872	872
Exercise of stock options	1	--	2	--	2
Share-based compensation expense	--	--	36	--	36
Balance at April 30, 2011	3,789	38	10,999	(160)	10,877
Net income (unaudited)	--	--	--	213	213
Share-based compensation expense (unaudited)	--	--	25	--	25
Balance at July 31, 2011 (unaudited)	3,789	$38	$11,024	$53	$11,115

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended July 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$213	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	25	6
Depreciation	92	110
Amortization	55	55
Provision for doubtful accounts	3	--
Loss on disposal of equipment	3	13
Deferred income taxes	(19)	(127)
Changes in operating assets and liabilities:
Accounts receivable	426	137
Inventories	(49)	(175)
Income tax payable	(27)	302
Accounts payable	356	21
Accrued expenses	(425)	(2)
Other	(10)	(12)
Net cash provided by operating activities	643	435

Cash Flows from Investing Activities:
Purchases of property and equipment	(197)	(8)
Net cash (used in) investing activities	(197)	(8)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(500)	(200)
Proceeds from exercise of stock options	--	2
Principal payments on long-term debt	(33)	(31)
Net cash (used in) financing activities	(533)	(229)
Net (decrease) increase in cash and cash equivalents	(87)	198
Cash and cash equivalents at beginning of period	460	493
Cash and cash equivalents at end of period	$373	$691

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$60	$77
Cash (paid) received during the period for income taxes	(164)	120

See Notes to Condensed Consolidated Financial Statements..

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
July 31, 2011
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

The Company’s sales are made to customers within the United States and several international markets.

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

Fair Value of Financial Instruments
The carrying amount of financial instruments, including cash, accounts receivable, accounts payable, and the current portion of long-term debt approximates fair value because of the short-term nature of these items.

The carrying value of the Company’s long-term debt approximates fair value as both the operating line of credit and the Industrial Revenue Bonds include a variable interest rate component.  The operating line of credit was refinanced in October 2010.  The operating line of credit has an interest rate that is tied to both the prime interest rate and the Company’s debt-to-tangible net worth ratio.  The Industrial Revenue Bonds interest rate will be reset in September 2011.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification [“ASC”] Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus on the FASB Emerging Issues Task Force [“EITF”]); effective for years beginning after June 15, 2010.  Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC Topic 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  The adoption of ASU No. 2009-13 did not have an impact on the Company’s financial statements or results from operations.

 In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company does not expect any impact on its financial statements upon adopting ASU No. 2011-05.

Revenue Recognition
The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and its proprietary products including its remote monitoring equipment, RFID technology and solutions and its mobile computing products.  The Company also derives revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer when they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month the services are provided or maintenance periods are completed.  Customers that utilize the Company’s engineering design services are billed and revenue is recognized when the design services or tooling have been completed.  The Company requires its customers to provide a binding purchase order to verify the manufacturing services to be provided.  Typically, the Company does not have any post-shipment obligations, including customer acceptance requirements.  The Company does provide training and installation services to its customers and those services are billed and the revenue recognized at the end of the month the services are completed.  Revenue recognized is net of any sales taxes, tariffs, or duties remitted to any governmental authority.

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of July 31, 2011.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.

The balance sheet at April 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-K for the year ended April 30, 2011.

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

		July 31, 2011		April 30, 2011
Intangible Asset Description	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10 – 15	$852	$(285)	$852	$(268)
Customer relationships	5 – 15	1,040	(330)	1,040	(310)
Trade name	15	530	(138)	530	(129)
Technologies	13 – 15	475	(99)	475	(90)
		$2,897	$(852)	$2,897	$(797)

Amortization expense for the three-month periods ended July 31, 2011 and 2010 was approximately $55,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2012 (remaining)	$159
2013	202
2014	202
2015	187
2016	166

The carrying amount of the Company’s goodwill at July 31, 2011 and April 30, 2011 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month periods ended July 31, 2011 and 2010.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of July 31, 2011, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories for the periods ended July 31, 2011 and April 30, 2011, respectively are summarized by major classification as follows (in thousands):

	July 31, 2011	April 30, 2011
Raw material	$2,713	$2,926
Work-in-process	982	858
Finished goods	2,234	2,096
	$5,929	$5,880

5.           STOCK-BASED COMPENSATION

At July 31, 2011, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of July 31, 2011, there were options remaining outstanding to acquire 279,250 share of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of July 31, 2011, there were options outstanding to acquire 85,000 shares of common stock and 7,200 shares of restricted common stock awards granted under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended July 31, 2011 and 2010.

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Risk-free interest rate	2.97%	2.42%
Expected life, in years	6	6
Expected volatility	73.43 – 73.61%	61.27%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.60%	9.60%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three-month periods ended July 31, 2011 and 2010, there were no exercises of stock options which triggered tax benefits.

At July 31, 2011, there was approximately $318,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.19 years.

The following tables represent equity award activity for the three-month period ended July 31, 2011:

Stock Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options at April 30, 2011	279,250	$2.48	3.77 Years
Granted	85,000	$5.11
Exercised	--	--
Forfeited	--	--
Outstanding options at July 31, 2011	364,250	$3.10	5.00 Years

Outstanding exercisable at July 31, 2011	240,167	$2.22	2.68 Years

Restricted Stock	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contract Life
Outstanding awards at April 30, 2011	--	--
Granted	7,200	$5.01	9.75 Years
Exercised	--	--
Forfeited	--	--
Outstanding awards at July 31, 2011	7,200	$5.01	9.75Years

Outstanding vested at July 31, 2011	--	$--

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 16,750 and 287,800, respectively, at July 31, 2011.  At July 31, 2011 the aggregate intrinsic value of options and restricted stock outstanding was approximately $1,037,000, and the aggregate intrinsic value of options exercisable was approximately $890,000.  The Company recognized share-based compensation expense of $25,000 and $6,000 for the three-month periods ended July 31, 2011 and 2010, respectively.  The weighted-average fair value of the options and restricted stock granted in the three-month period ended July 31, 2011 was $3.39 per stock option and $3.32 per restricted share.

The following table summarizes information about equity awards outstanding at July 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2011	Weighted- Average Exercise Price
$0.01 - $1.00	95,000	0.73 years	$0.81	95,000	$0.81
$1.01 - $2.00	47,500	1.34 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	121,000	6.12 years	$3.73	85,500	$3.69
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	97,200	8.93 years	$5.14	5,000	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	7.12 years	$7.05	7,167	$7.05
Total	371,450	4.90 years	$3.13	240,167	$2.22

6.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended July 31,
	2011	2010
Numerator:
Net income	$213	$107

Denominator:
Weighted average common shares outstanding – basic	3,789	3,788
Effect of dilutive options outstanding	141	106
Weighted average common shares outstanding – diluted	3,930	3,894

Options to purchase 108,950 and 118,250 shares of common stock as of July 31, 2011 and 2010, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share for the three-month periods ended July 31, 2011 and 2010.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of July 31, 2011, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was most recently amended on October 21, 2010.  The amendment added the Company’s wholly-owned subsidiary, Elecsys International Corporation, as a borrower, extended the expiration date of the line of credit to October 30, 2012, and modified the covenants to include a debt service coverage ratio.  The total amount of borrowing base for the line of credit as of July 31, 2011 was approximately $4,500,000, of which $3,050,000 was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on July 31, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $1,450,000 in borrowings outstanding on the line of credit as of July 31, 2011 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	July 31, 2011	April 30, 2011
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (5.30% as of July 31, 2011), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$3,111	$3,144

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at July 31, 2011) plus/minus 0.5% performance based interest, due in full on October 30, 2012, secured by accounts receivable and inventory. The interest rate as of July 31, 2011 was 3.5%	1,450	1,950
	4,561	5,094
Less current maturities	136	134
Total long-term debt	$4,425	$4,960

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2012 (remaining)	$101
2013	1,592
2014	150
2015	158
2016	167
Thereafter	2,393
$4,561

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

	Three Months Ended July 31, 2011
	EDMS	Proprietary	Total

Total sales	$3,310	$2,363	$5,673

Segment gross margin	$781	$1,223	$2,004

Goodwill	$--	$1,942	$1,942

	Three Months Ended July 31, 2010
	EDMS	Proprietary	Total

Total sales	$3,043	$2,138	$5,182

Segment gross margin	$615	$1,130	$1,745

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended July 31,
	2011	2010
Products and services:
Electronic interface assemblies	$3,174	$2,939
Remote monitoring solutions	1,733	1,338
Rugged mobile computing	543	728
Engineering services	85	65
Other	138	112
Total sales	$5,673	$5,182

9.           WARRANTY

The Company provides a limited warranty for a period of one year from the date of a customer’s receipt of its products, or one year from the installation date for some of its products, and will also provide an extended warranty for additional purchase price to the customer.  The Company’s standard warranties require the Company to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The Company’s product warranty liability reflects management’s best estimate of probable liability under product warranties.  Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence.

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Three Months Ended July 31,
	2011	2010
Warranty reserve balance at beginning of period	$165	$221
Expense accrued	50	3
Warranty costs incurred	(39)	(40)
Warranty reserve balance at end of period	$176	$184

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Elecsys Corporation provides innovative data acquisition systems, machine to machine (“M2M”) communication technology solutions, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, safety and security systems, water management, aerospace, military, and transportation.  Our proprietary equipment and services encompass rugged remote monitoring, wireless industrial communication, cyber security, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated liquid crystal displays (“LCDs”) to multiple original equipment manufacturers (“OEMs”) in a variety of industries worldwide.

Results of Operations

Three Months Ended July 31, 2011 Compared With Three Months Ended July 31, 2010.

The following table sets forth, for the periods presented, certain statement of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	July 31, 2011		July 31, 2010
Sales	$5,673	100.0%	$5,182	100.0%
Cost of products sold	3,669	64.7%	3,437	66.3%
Gross margin	2,004	35.3%	1,745	33.7%
Selling, general and administrative expenses	1,615	28.5%	1,499	28.9%
Operating income	389	6.9%	246	4.8%
Interest expense	(57)	(1.0%)	(77)	(1.5%)
Other income, net	--	0.0%	(7)	(0.1%)
Income before income tax expense	332	5.9%	162	3.2%
Income tax expense	119	2.3%	55	1.1%
Net income	$213	3.6%	$107	2.1%
Net income per share – basic	$0.06		$0.03
Net income per share – diluted	$0.05		$0.03

Sales for the three months ended July 31, 2011 were approximately $5,673,000, an increase of $491,000, or 9.5%, from $5,182,000 for the comparable period of fiscal 2011.

Proprietary products.  Sales of our proprietary products and services were $2,363,000 for the three-month period ended July 31, 2011, which was a $225,000, or 10.5%, increase from sales of $2,138,000 in the prior year period.

Sales of our wireless remote monitoring and secure industrial communication solutions were approximately $1,733,000 for the three-month period ended July 31, 2011, which was an increase of $395,000, or 29.5%, from $1,338,000 during the three-month period ended July 31, 2010.  The overall increase in sales of remote monitoring equipment and services was driven by the increase in customer orders received and shipped due to our continued focus on sales, marketing, and new product development as well as an increase in our recurring data management services.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $193,000, an increase of $39,000, or 25.3%, from data management services revenue of $154,000 reported in the comparable period of the prior fiscal year.  We are experiencing strong interest and demand for our WatchdogCP, SensorCast and Director solutions and expect similar potential from new products being developed.  We expect that sales of our wireless remote monitoring and secure industrial communication solutions will continue to increase over the next few quarters.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our RFID solutions, were approximately $543,000, a decrease of $185,000, or 25.4%, from the prior year period.  We made fewer shipments of Radix computer hardware and eXtremeTAG RFID tags during the period which led to a sales decrease of approximately $116,000.  Recurring maintenance contract revenues posted a decrease for the three-month period ended July 31, 2011 of approximately $62,000, or 21.6%, as a result of budgetary constraints at many of our municipal customers that led them to discontinue their maintenance plans.  We expect the Radix FW950, its related peripherals and product enhancements, maintenance contract revenues, and our eXtremeTAG RFID tags and solutions, will likely produce an increase in sales from the recently completed three-month period ended July 31, 2011 but relatively flat sales over the next few quarters as compared to comparable periods in the prior fiscal year as a result of the overall uncertain economic conditions in our targeted markets.

EDMS.  Sales for the EDMS business segment were approximately $3,310,000, an increase of $267,000, or 8.8%, from $3,043,000 in the prior year period.  The increase in sales was a result of continued increases in bookings during the last few quarters led by the addition of new orders from several existing EDMS customers.  As a result of the increase in bookings and feedback from customers, we anticipate that EDMS sales will continue with moderate growth over the near term as compared to EDMS sales from the previous year.  We have based this forecast upon the amount of current scheduled orders in our backlog, the continued transition of several projects from our design engineering group into production and the anticipated addition of new EDMS customers.  However, the impact of uncertain economic conditions could adversely affect sales over the next few quarters.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and Proprietary Products business segments for segment disclosure purposes, totaled approximately $223,000 for the three-month period ended July 31, 2011.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $177,000 in the three-month period ended July 31, 2010.

Total consolidated backlog at July 31, 2011 was approximately $5,779,000, an increase of $21,000, or 0.4%, from a total backlog of $5,758,000 on April 30, 2011 and a decrease of approximately $416,000, or 6.7%, from a total backlog of $6,195,000 on July 31, 2010.  EDMS orders typically specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary products are completed and shipped to the customer soon after the order is received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of proprietary products and EDMS sales varies.
The following table presents the backlog by business segment for the periods ended July 31, 2011, April 30, 2011, and July 31, 2010 (in thousands).

	July 31, 2011	April 30, 2011	July 31, 2010
EDMS	$5,586	$4,936	$5,855
Proprietary products	193	822	340
Total backlog	$5,779	$5,758	$6,195

Gross margin for the three-month period ended July 31, 2011 was 35.3% of sales, or $2,004,000, compared to 33.7% of sales, or $1,745,000, for the three-month period ended July 31, 2010.  This was an improvement of approximately $259,000 from the comparable period of the prior fiscal year.

Gross margin for the proprietary products business segment was approximately 51.8% of sales, or $1,223,000, for the three-month period ended July 31, 2011 as compared to 52.8% of sales, or $1,130,000, for the three-month period ended July 31, 2010.  The gross margin for the EDMS business segment was $781,000, or 23.6% of sales, compared to $615,000, or 20.2% of sales, for the prior year period.  The increase of $166,000 was the result of the increase in EDMS sales volumes from new and existing customers during the period and the related effect on production efficiency.

We expect that consolidated gross margins over the next few quarters will continue in the range of 32% to 37%, as our proprietary products continue to increase as a percentage of our overall total sales volume.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,615,000 for the three-month period ended July 31, 2011.  This was an increase of $116,000, or 7.7%, from total SG&A expenses of $1,499,000 for the three-month period ended July 31, 2010.  SG&A expenses were 28.5% of sales for the first fiscal quarter of 2012 as compared to 28.9% of sales for the comparable period for fiscal 2011.

Research and development expenses increased $26,000 during the fiscal quarter as compared to the prior year period. This increase included investment in engineering development costs for new products and costs for additional engineering design personnel.

Selling and marketing expenses were $538,000 for the three-month period ended July 31, 2011 and $419,000 for the three-month period ended July 31, 2010.  The increase of $119,000 was the result of the addition of a sales representative in the Middle East within the last year, increased commissions due to growing proprietary product sales, and an increase in product support and installation expenses linked to the increased number of proprietary units active in the field.

General and administrative expenses decreased approximately $29,000 from the comparable period of the prior year.  The decrease is the result of a number of factors, including reductions in royalty expense due to the expiration of a royalty agreement, a decrease in personnel expenses, and the expiration of an office lease that was assumed in the SensorCast acquisition.  These expense reductions were slightly offset by increases in corporate professional fees and equity compensation expenses.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the three-month period ended July 31, 2011 was approximately $389,000, an increase of $143,000 from operating income of $246,000 reported for the three-month period ended July 31, 2010.

Financial expense, including interest, was $57,000 and $84,000 for the three-month periods ended July 31, 2011 and 2010, respectively.  The decrease of $27,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  During the three-month period ended July 31, 2011, there were no additional borrowings on the operating line of credit and the Company made payments of $500,000 that lowered the total amount outstanding to $1,450,000.  As of July 31, 2011, there was $3,247,000 outstanding in long-term borrowings compared to $3,371,000 at July 31, 2010.  These long-term borrowings represent the Industrial Revenue Bonds related to the Company’s headquarters and production facility.  We plan to continue making regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expense was approximately $119,000 for the three-month period ended July 31, 2011.  For the three-month period ended July 31, 2010, income tax expense was approximately $55,000.  The $64,000 increase in income taxes was the result of higher income during the period.  The effective income tax rate for the three-month period ended July 31, 2011 was 35.8%.

As a combined result of the above factors, net income was $213,000, or $0.05 per diluted share, for the three-month period ended July 31, 2011 as compared to net income of $107,000, or $0.03 per diluted share, reported for the three-month period ended July 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased $87,000 to $373,000 as of July 31, 2011 compared to $460,000 at April 30, 2011.  This decrease was primarily the result of cash provided by an increase in net income and collection of accounts receivable offset by debt payments, reductions in accrued expenses and purchases of equipment.

Operating activities.  Our consolidated working capital decreased approximately $337,000 during the three-month period ended July 31, 2011.  The decrease was primarily due to a reduction in current assets partially offset by a slight decrease in current liabilities.  Cash generated from operating activities as a result of a reduction in working capital was used in the purchase of equipment and payment of debt.  Operating cash receipts totaled approximately $6,102,000 and $5,319,000 during the three-month periods ended July 31, 2011 and 2010, respectively.  The increase is primarily the result of the increase in sales and profitability for the current period in combination with a slight reduction in receivables as compared to the prior year.  Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $5,459,000 for the three-month period ended July 31, 2011 and $4,884,000 for the three-month period ended July 31, 2010.

Investing activities.  Cash used in investing activities totaled $197,000 and $8,000 during the three-month periods ended July 31, 2011 and 2010, respectively, as a product of purchases of equipment.

Financing activities.  As of July 31, 2011, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2012.  As of July 31, 2011, there were $1,450,000 borrowings outstanding on the operating line of credit.  The total amount of borrowing base for the line of credit as of July 31, 2011 was approximately $4,500,000, with $3,050,000 available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and the rate of 3.50% for the period was the lowest rate allowed under the terms of the operating line of credit.  For the three-month period ended July 31, 2011 there were no additional borrowings on the operating line of credit.  Total payments on the line of credit were $500,000 for the period while payments on long-term debt totaled approximately $33,000.  Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years on our outstanding industrial revenue bonds.  For the three-month period ended July 31, 2010, financing activities included $231,000 of cash used in payment of long-term and line of credit debt along with $2,000 of proceeds from the exercise of stock options.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from our operations, amounts available under our line of credit, and amounts available from trade credit, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayment for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

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

ITEM 4.                  Removed and Reserved

ITEM 5.                  Other Information

None.

ITEM 6.                  Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION
September 6, 2011 Date	/s/ Karl B. Gemperli Karl B. Gemperli President and Chief Executive Officer (Principal Executive Officer)

September 6, 2011 Date	/s/ Todd A. Daniels Todd A. Daniels Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, formatted in Extensible Business Reporting Language (XBRL):

(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Cash Flows, and
(iv) the Notes to Consolidated Financial Statements (tagged as blocks of text).

 31