Form 10-Q
period 2011-10-31
ELECSYS CORP
filed 2011-12-12
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   October 31, 2011.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,789,012 shares outstanding as of December 1, 2011.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended October 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Sales	$6,133	$5,479	$11,806	$10,661
Cost of products sold	4,036	3,750	7,705	7,187
Gross margin	2,097	1,729	4,101	3,474

Selling, general and administrative expenses:
Research and development expense	368	308	710	624
Selling and marketing expense	526	382	1,085	801
General and administrative expense	720	785	1,435	1,549
Total selling, general and administrative expenses	1,614	1,475	3,230	2,974

Operating income	483	254	871	500

Financial income (expense):
Interest expense	(39)	(75)	(96)	(152)
Other income, net	(1)	--	(1)	(7)
	(40)	(75)	(97)	(159)

Net income before income tax expense	443	179	774	341

Income tax expense	165	78	283	133

Net income	$278	$101	$491	$208

Net income per share information:
Basic	$0.07	$0.03	$0.13	$0.06
Diluted	$0.07	$0.03	$0.13	$0.05

Weighted average common shares outstanding:
Basic	3,789	3,789	3,789	3,788
Diluted	3,903	3,896	3,919	3,895

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$365	$460
Accounts receivable, less allowances of $186 and $144, respectively	2,449	2,801
Inventories, net	5,825	5,880
Prepaid expenses	76	69
Deferred taxes	725	662
Total current assets	9,440	9,872

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,497	3,333
Total property and equipment, gross	8,629	8,465
Accumulated depreciation	(3,195)	(3,072)
Total property and equipment, net	5,434	5,393

Goodwill	1,942	1,942
Intangible assets, net	1,990	2,100
Other assets, net	53	60
Total assets	$18,859	$19,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,405	$1,248
Accrued expenses	1,095	1,701
Income taxes payable	63	51
Current maturities of long-term debt	180	134
Total current liabilities	2,743	3,134

Deferred taxes	396	396
Long-term debt, less current maturities	4,295	4,960

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,789,012 at October 31, 2011 and April 30, 2011	38	38
Additional paid-in capital	11,056	10,999
Retained earnings (accumulated deficit)	331	(160)
Total stockholders' equity	11,425	10,877
Total liabilities and stockholders' equity	$18,859	$19,367

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2010	3,788	$38	$10,961	$(1,032)	$9,967
Net income	--	--	--	872	872
Exercise of stock options	1	--	2	--	2
Share-based compensation expense	--	--	36	--	36
Balance at April 30, 2011	3,789	38	10,999	(160)	10,877
Net income (unaudited)	--	--	--	491	491
Share-based compensation expense (unaudited)	--	--	57	--	57
Balance at October 31, 2011 (unaudited)	3,789	$38	$11,056	$331	$11,425

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended October 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$491	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	57	16
Depreciation	183	213
Amortization	112	112
Provision for doubtful accounts	35	40
Loss on disposal of equipment	6	13
Deferred income taxes	(63)	(107)
Changes in operating assets and liabilities:
Accounts receivable	317	(22)
Inventories	55	(290)
Income tax (payable) receivable	12	361
Accounts payable	157	(44)
Accrued expenses	(606)	(158)
Other	(2)	(10)
Net cash provided by operating activities	754	332

Cash Flows from Investing Activities:
Purchases of property and equipment	(230)	(12)
Net cash (used in) investing activities	(230)	(12)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(550)	(400)
Proceeds from exercise of stock options	--	2
Principal payments on long-term debt	(69)	(63)
Net cash (used in) financing activities	(619)	(461)
Net (decrease) in cash and cash equivalents	(95)	(141)
Cash and cash equivalents at beginning of period	460	493
Cash and cash equivalents at end of period	$365	$352

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$108	$152
Cash (paid) received during the period for income taxes	(335)	120

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
October 31, 2011
(Unaudited)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (“the Company”) provides innovative data acquisition systems, machine to machine (“M2M”) communication technology solutions, and custom electronic equipment for critical industrial applications worldwide. The Company’s primary markets include energy production and distribution, agriculture, safety and security systems, water management, aerospace, military, and transportation.  The Company’s proprietary equipment and services encompass rugged remote monitoring, wireless industrial communication, cyber security, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential. The Company develops, manufactures, and supports proprietary technology and products for various markets under several premium brand names.  In addition to its proprietary products, the Company designs and manufactures rugged and reliable custom electronic assemblies and integrated liquid crystal displays (“LCDs”) for multiple original equipment manufacturers (“OEMs”) in a variety of industries worldwide.  The Company markets and supports proprietary technology and products and services under its Pipeline Watchdog, SensorCast, Director, Radix, eXtremeTAG, and DCI brand names.

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

The carrying value of the Company’s long-term debt approximates fair value as both the operating line of credit and the Industrial Revenue Bonds include a variable interest rate component.  The operating line of credit was refinanced in October 2011.  The operating line of credit has an interest rate that is tied to both the prime interest rate and the Company’s debt-to-tangible net worth ratio.  The Industrial Revenue Bonds interest rate was reset in September 2011.

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

In September 2011 the FASB issued ASC Topic 350, Intangibles – Goodwill and Other, which amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.  The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The revised standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  However, early adoption is allowed and the Company has elected to adopt this standard beginning with the annual goodwill impairment test in January 2012.  The Company does not expect this revised standard to have a material effect on its financial statements or results of operations.

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of October 31, 2011.

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

2.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.

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

3.             INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

		October 31, 2011		April 30, 2011
Intangible Asset Description	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10 – 15	$852	$(302)	$852	$(268)
Customer relationships	5 – 15	1,040	(351)	1,040	(310)
Trade name	15	530	(147)	530	(129)
Technologies	13 – 15	475	(107)	475	(90)
		$2,897	$(907)	$2,897	$(797)

Amortization expense for the three-month periods ended October 31, 2011 and 2010 was approximately $55,000 in each respective period.  Total amortization expense was approximately $110,000 for each of the six-month periods ended October 31, 2011 and 2010.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2012 (remaining)	$104
2013	202
2014	202
2015	187
2016	166

The carrying amount of the Company’s goodwill at October 31, 2011 and April 30, 2011 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month and six-month periods ended October 31, 2011 and 2010.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of October 31, 2011, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.

4.             INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories for the periods ended October 31, 2011 and April 30, 2011, respectively are summarized by major classification as follows (in thousands):

	October 31, 2011	April 30, 2011
Raw material	$2,728	$2,926
Work-in-process	706	858
Finished goods	2,391	2,096
	$5,825	$5,880

5.             STOCK-BASED COMPENSATION

At October 31, 2011, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of October 31, 2011, there were options remaining outstanding to acquire 277,584 share of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of October 31, 2011, there were options outstanding to acquire 85,000 shares of common stock and 7,200 shares of restricted common stock awards granted under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month periods ended October 31, 2011 and 2010.

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
Risk-free interest rate	2.97%	2.20%
Expected life, in years	6	6
Expected volatility	73.43 – 73.61%	62.45%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.20%	9.30%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the six-month periods ended October 31, 2011 and 2010, there were no exercises of stock options which triggered tax benefits.

At October 31, 2011, there was approximately $283,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.72 years.

The following tables represent equity award activity for the six-month period ended October 31, 2011:

Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2011	279,250	$2.48	3.77 Years
Granted	85,000	$5.11
Exercised	--	--
Forfeited	1,666	$3.93
Outstanding options at October 31, 2011	362,584	$3.09	4.66 Years

Outstanding exercisable at October 31, 2011	254,083	$2.35	2.64 Years

Restricted Stock	Number of Shares	Weighted- Average Price	Weighted- Average Remaining Contract Life
Outstanding awards at April 30, 2011	--	--
Granted	7,200	$5.01	9.50 Years
Exercised	--	--
Forfeited	--	--
Outstanding awards at October 31, 2011	7,200	$5.01	9.50Years

Outstanding vested at October 31, 2011	--	$--

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 18,416 and 287,800, respectively, at October 31, 2011.  At October 31, 2011 the aggregate intrinsic value of options and restricted stock outstanding was approximately $477,000, and the aggregate intrinsic value of options exercisable was approximately $470,000.  The Company recognized share-based compensation expense of 32,000 for the three-month period ended October 31, 2011 and $10,000 for the three-month period ended October 31, 2010.  For the six-month periods ended October 31, 2011 and 2010, total share-based compensation expense was $57,000 and $16,000, respectively.  The weighted-average fair value of the options and restricted stock granted in the six-month period ended October 31, 2011 was $5.11 per stock option and $5.01 per restricted share.

The following table summarizes information about equity awards outstanding at October 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at October 31, 2011	Weighted- Average Exercise Price
$0.01 - $1.00	95,000	0.48 years	$0.81	95,000	$0.81
$1.01 - $2.00	47,500	1.09 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	119,334	5.63 years	$3.73	95,833	$3.71
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	90,000	9.39 years	$5.15	5,000	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	6.86 years	$7.05	10,750	$7.05
Total	362,584	4.66 years	$3.09	254,083	$2.35

6.             NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Numerator:
Net income	$278	$101	$491	$208

Denominator:
Weighted average common shares Outstanding – basic	3,789	3,789	3,789	3,788
Effect of dilutive options outstanding	114	107	130	107
Weighted average common shares outstanding – diluted	3,903	3,896	3,919	3,895

Options to purchase 218,117 and 134,250 shares of common stock as of the three-month periods ended October 31, 2011 and 2010, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share. For the six-month periods ended October 31, 2011 and 2010, options to purchase 61,850 and 134,250 shares, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

7.             PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of October 31, 2011, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was most recently amended on October 28, 2011 to extend the expiration date of the line of credit to October 30, 2013.  The total amount of borrowing base for the line of credit as of October 31, 2011 was approximately $4,689,000, of which $3,289,000 was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on October 31, 2011.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $1,400,000 in borrowings outstanding on the line of credit as of October 31, 2011 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	October 31, 2011	April 30, 2011
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of October 31, 2011), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$3,075	$3,144

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at October 31, 2011) plus/minus 0.5% performance based interest, due in full on October 30, 2013, secured by accounts receivable and inventory. The interest rate as of October 31, 2011 was 3.5%	1,400	1,950
	4,475	5,094
Less current maturities	180	134
Total long-term debt	$4,295	$4,960

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2012 (remaining)	$89
2013	182
2014	1,585
2015	189
2016	192
Thereafter	2,238
$4,475

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

	Three Months Ended October 31, 2011
	EDMS	Proprietary	Total

Total sales	$3,772	$2,361	$6,133

Segment gross margin	$858	$1,239	$2,097

	Three Months Ended October 31, 2010
	EDMS	Proprietary	Total

Total sales	$3,224	$2,255	$5,479

Segment gross margin	$659	$1,070	$1,729

	Six Months Ended October 31, 2011
	EDMS	Proprietary	Total

Total sales	$7,082	$4,724	$11,806

Segment gross margin	$1,638	$2,463	$4,101

Goodwill	$--	$1,942	$1,942

	Six Months Ended October 31, 2010
	EDMS	Proprietary	Total

Total sales	$6,267	$4,394	$10,661

Segment gross margin	$1,275	$2,199	$3,474

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).
	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Products and services:
Electronic interface assemblies	$3,638	$3,127	$6,812	$6,066
Remote monitoring solutions	1,799	1,277	3,532	2,615
Rugged mobile computing	430	901	973	1,628
Engineering services	84	48	169	113
Other	182	126	320	239
Total sales	$6,133	$5,479	$11,806	$10,661

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Six Months Ended October 31,
	2011	2010
Warranty reserve balance at beginning of period	$165	$221
Expense accrued	108	28
Warranty costs incurred	(85)	(76)
Warranty reserve balance at end of period	$188	$173

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Elecsys Corporation provides innovative data acquisition systems, machine to machine (“M2M”) communication technology solutions, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, safety and security systems, water management, aerospace, military, and transportation.  Our proprietary equipment and services encompass rugged remote monitoring, wireless industrial communication, cyber security, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated liquid crystal displays (“LCDs”) for multiple original equipment manufacturers (“OEMs”) in a variety of industries worldwide.

On September 1, 2011, the interest rate on the Company’s Industrial Revenue Bonds was reset in accordance with the bond terms.  The interest rate for the next five years, until September 1, 2016, was set at 1.89%.

On October 28, 2011, the Company amended the expiration date of its operating line of credit to October 30, 2013.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $4,689,000 as of October 31, 2011. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on October 31, 2011 which was the lowest rate allowed under the terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $1,400,000 in borrowings outstanding on the line of credit as of October 31, 2011 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

Results of Operations

Three Months Ended October 31, 2011 Compared With Three Months Ended October 31, 2010.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	October 31, 2011		October 31, 2010
Sales	$6,133	100.0%	$5,479	100.0%
Cost of products sold	4,036	65.8%	3,750	68.4%
Gross margin	2,097	34.2%	1,729	31.6%
Selling, general and administrative expenses	1,614	26.3%	1,475	26.9%
Operating income	483	7.9%	254	4.7%
Interest expense	(39)	(0.7%)	(75)	(1.4%)
Other income, net	(1)	(0.0%)	--	0.0%
Income before income tax expense	443	7.2%	179	3.3%
Income tax expense	165	2.8%	78	1.4%
Net income	$278	4.4%	$101	1.9%
Net income per share – basic	$0.07		$0.03
Net income per share – diluted	$0.07		$0.03

Sales for the three months ended October 31, 2011 were approximately $6,133,000, an increase of $654,000, or 11.9%, from $5,479,000 for the comparable period of fiscal 2011.

Proprietary products.  Sales of our proprietary products and services were $2,361,000 for the three-month period ended October 31, 2011, which was a $106,000, or 4.7%, increase from sales of $2,255,000 in the prior year period.

Sales of our wireless remote monitoring and secure industrial communication solutions were approximately $1,799,000 for the three-month period ended October 31, 2011, which was an increase of $522,000, or 40.9%, from $1,277,000 during the three-month period ended October 31, 2010.  The overall increase in sales of remote monitoring equipment and services was driven by the increase in customer orders received and shipped due to our continued focus on sales, marketing, and new product development as well as an increase in our recurring data management services.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $201,000, an increase of $39,000, or 24.1%, from data management services revenue of $162,000 reported in the comparable period of the prior fiscal year.  We are experiencing robust interest and demand from new and existing customers for our current offering of M2M solutions and expect similar demand for new products currently being developed.  We expect that sales of our wireless remote monitoring and secure industrial communication solutions for the second half of the fiscal year will continue to increase as compared to the first six months of fiscal 2012.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our RFID solutions, were approximately $430,000, a decrease of $471,000, or 52.3%, from the prior year period.  We made fewer shipments of Radix computer hardware and eXtremeTAG RFID tags during the period which led to a sales decrease of approximately $386,000.  Overall poor international economic conditions dramatically impacted sales to many of our largest international Radix customers.  However, we expect sales of the Radix FW950, its related peripherals and product enhancements, which have been positively received by the market, and our eXtremeTAG RFID solutions to improve over the next few quarters.  We continue to aggressively market the Radix computer hardware and our eXtremeTAG RFID solutions in both domestic and international markets.  Recurring maintenance contract revenues posted a decrease for the three-month period ended October 31, 2011 of approximately $75,000, or 25.7%, as a result of fewer Radix units covered under maintenance contracts that was largely the result of continuing budgetary constraints at many of our municipal customers that led them to discontinue their maintenance plans.  Maintenance contract revenues will likely continue to produce steady but relatively flat sales over the next few quarters as compared to comparable periods in the prior fiscal year.

EDMS.  Sales for the EDMS business segment were approximately $3,772,000, an increase of $548,000, or 17.0%, from $3,224,000 in the prior year period.  The increase in sales was a result of continued increases in bookings and backlog during the last few quarters led by the addition of new orders from several existing and new EDMS customers.  As a result of the increase in bookings and feedback from customers, we anticipate that EDMS sales will continue with moderate growth over the next few quarters as compared to EDMS sales from the previous year.  We have based this forecast upon the amount of current scheduled orders in our backlog and the anticipated addition of new EDMS customers.  The impact of uncertain economic conditions or the potential impact of electronic raw material shortages could impact our ability to source electronic components used in production and may affect current scheduled orders as well as future bookings.  These events could adversely influence sales over the next few quarters.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and Proprietary Products business segments for segment disclosure purposes, totaled approximately $266,000 for the three-month period ended October 31, 2011.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $174,000 in the three-month period ended October 31, 2010.

Total consolidated backlog at October 31, 2011 was approximately $10,964,000, an increase of $5,206,000, or 90.4%, from a total backlog of $5,758,000 on April 30, 2011 and an increase of approximately $2,884,000, or 35.7%, from a total backlog of $8,080,000 on October 31, 2010.  EDMS orders typically specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary products are completed and shipped to the customer soon after the order is received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of proprietary products and EDMS sales varies.

The following table presents the backlog by business segment for the periods ended October 31, 2011, April 30, 2011, and October 31, 2010 (in thousands).

	October 31, 2011	April 30, 2011	October 31, 2010
EDMS	$10,584	$4,936	$7,598
Proprietary products	380	822	482
Total backlog	$10,964	$5,758	$8,080

Gross margin for the three-month period ended October 31, 2011 was 34.2% of sales, or $2,097,000, compared to 31.6% of sales, or $1,729,000, for the three-month period ended October 31, 2010.  This was an improvement of approximately $368,000 from the comparable period of the prior fiscal year.

Gross margin for the proprietary products business segment was approximately 52.5% of sales, or $1,239,000, for the three-month period ended October 31, 2011 as compared to 47.5% of sales, or $1,070,000, for the three-month period ended October 31, 2010.  The increase in gross margin for the proprietary products of $169,000 was due to the increase in proprietary product sales and the specific product mix.

The gross margin for the EDMS business segment was $858,000, or 22.8% of sales, compared to $659,000, or 20.4% of sales, for the prior year period.  The increase of $199,000 of EDMS gross margin dollars was the result of the increase in sales volume from new and existing customers during the period and the related effect on production efficiency.

We expect that consolidated gross margins over the next few quarters will continue in the range of 32% to 37%, as our proprietary products continue to increase as a percentage of our overall total sales volume and we continually work to increase our EDMS margins through productivity improvements and selective production opportunities.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,614,000 for the three-month period ended October 31, 2011.  This was an increase of $139,000, or 9.4%, from total SG&A expenses of $1,475,000 for the three-month period ended October 31, 2010.  SG&A expenses were 26.3% of sales for the current fiscal quarter of 2012 as compared to 26.9% of sales for the comparable period for fiscal 2011.

Research and development expenses grew $60,000, to $368,000, during the fiscal quarter as compared to the prior year period. This increase is primarily the product of increased investment in additional engineering design personnel engaged in new product development.

Selling and marketing expenses were $526,000 for the three-month period ended October 31, 2011 and $382,000 for the three-month period ended October 31, 2010.  The increase of $144,000 was the result of the addition of a sales representative in the Middle East within the last year, increased commissions due to growing proprietary product sales, and an increase in product support and installation expenses linked to the increased number of proprietary units active in the field.

General and administrative expenses decreased approximately $65,000 from the comparable period of the prior year.  The decrease is the result of a number of factors, including reductions in royalty expense due to the expiration of a royalty agreement at the end of the previous fiscal year, a decrease in personnel and personnel related expenses, and the expiration of an office lease that was assumed in the SensorCast acquisition.  These expense reductions were slightly offset by increases in corporate professional fees and equity compensation expenses.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the three-month period ended October 31, 2011 was approximately $483,000, an increase of $229,000 from operating income of $254,000 reported for the three-month period ended October 31, 2010.

Financial expense, including interest, was $40,000 and $75,000 for the three-month periods ended October 31, 2011 and 2010, respectively.  The decrease of $35,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period in addition to the reduction of the interest rate on the Industrial Revenue Bonds during the period.  During the three-month period ended October 31, 2011, there were no additional net borrowings on the operating line of credit and the Company made payments of $50,000 that lowered the total amount outstanding to $1,400,000.  As of October 31, 2011, there was also $3,075,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,278,000 at October 31, 2010.  We plan to continue making regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expense was approximately $165,000 for the three-month period ended October 31, 2011.  For the three-month period ended October 31, 2010, income tax expense was approximately $78,000.  The $87,000 increase in income taxes was the result of higher income during the period.  The effective income tax rate for the three-month period ended October 31, 2011 was 34.2%.

As a combined result of the above factors, net income was $278,000, or $0.07 per diluted share, for the three-month period ended October 31, 2011 as compared to net income of $101,000, or $0.03 per diluted share, reported for the three-month period ended October 31, 2011.

Six Months Ended October 31, 2011 Compared With Six Months Ended October 31, 2010.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Six Months Ended
	(In thousands, except per share data)
	October 31, 2011		October 31, 2010
Sales	$11,806	100.0%	$10,661	100.0%
Cost of products sold	7,705	65.3%	7,187	67.4%
Gross margin	4,101	34.7%	3,474	32.6%
Selling, general and administrative expenses	3,230	27.4%	2,974	27.9%
Operating income	871	7.3%	500	4.7%
Interest expense	(96)	(0.8%)	(152)	(1.4%)
Other (expense) income, net	(1)	0.0%	(7)	0.0%
Income before income taxes	774	6.6%	341	3.2%
Income tax expense	283	2.4%	133	1.2%
Net income	$491	4.2%	$208	2.0%
Net income per share – basic	$0.13		$0.06
Net income per share – diluted	$0.13		$0.05

Sales for the six months ended October 31, 2011 were approximately $11,806,000, an increase of $1,145,000, or 10.7%, from $10,661,000 for the comparable period of fiscal 2011.

Proprietary products.  Sales of our proprietary products and services were $4,724,000 for the six-month period ended October 31, 2011, which was a $330,000, or 7.5%, increase from sales of $4,394,000 in the prior year period.

Sales of our wireless remote monitoring and telemetry solutions were approximately $3,532,000 for the six-month period ended October 31, 2011, which was an increase of roughly $917,000, or 35.1%, from $2,615,000 for the six-month period ended October 31, 2010.  The increase in sales of remote monitoring equipment of $840,000, or 36.6%, to $3,138,000 for the six month period ended October 31, 2011, was primarily the result of the increase in customer orders received and shipped due to our continued focus on sales, marketing, and new product development.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $394,000, an increase of $77,000, or 24.4%, from data management services revenue of $316,000 reported in the comparable period of the prior fiscal year.  We are experiencing strong interest and demand from new and existing customers for our current offering of M2M solutions and expect similar demand for new products currently being developed.  We expect that sales of our wireless remote monitoring and secure industrial communication solutions for the second half of the fiscal year will continue to increase as compared to the first six months of fiscal 2012.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our eXtremeTAG RFID solutions, were approximately $973,000 for the six-month period ended October 31, 2011, a decrease of $655,000, or 40.2%, from the prior year period.  We made fewer shipments of Radix computer hardware and eXtremeTAG RFID tags during the period which led to a sales decrease of approximately $502,000.  Overall poor international economic conditions have impacted sales to many of our largest international Radix customers.  However, we expect sales of the Radix FW950, its related peripherals and product enhancements, which have been positively received by the market, and our eXtremeTAG RFID solutions to improve their sales over the next few quarters.  We continue to aggressively market the Radix computer hardware and our eXtremeTAG RFID solutions in both domestic and international markets.  Recurring maintenance contract revenues posted a decrease for the six-month period ended October 31, 2011 of approximately $137,000, or 23.6%, as a result of fewer Radix units covered under maintenance contracts that was largely the result of continuing budgetary constraints at many of our municipal customers that led them to discontinue their maintenance plans.  Maintenance contract revenues will likely continue to produce steady but relatively flat sales over the next few quarters as compared to comparable periods in the prior fiscal year.

EDMS.  Sales for the EDMS business segment were approximately $7,082,000, an increase of $815,000, or 13.0%, from $6,267,000 in the prior year period.  The increase in sales was a result of continued steady increases in bookings and backlog during the last few quarters as demonstrated by the addition of new orders from existing and new customers.  Based on the increase in recent bookings and feedback from our customers, we anticipate that EDMS sales will likely grow slightly in the near term as compared to EDMS sales from the previous year.  This estimate is based upon the amount of current scheduled orders in our backlog and the anticipated addition of new EDMS customers.  However, it should be noted that the impact of uncertain economic conditions or the potential impact of raw material shortages could impact our ability to source electronic components used in production and may affect current scheduled orders as well as future bookings.  These events could adversely influence sales over the next few quarters.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and proprietary product segments, totaled approximately $489,000 for the six-month period ended October 31, 2011.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $352,000 in the six-month period ended October 31, 2010.

Gross margin for the six-month period ended October 31, 2011 was 34.7% of sales, or $4,101,000, compared to 32.6% of sales, or $3,474,000, for the six-month period ended October 31, 2010.  This was an increase of $627,000 from the comparable period of fiscal 2011.

Gross margin for the proprietary products business segment was approximately $2,463,000, or 52.1%, for the six-month period ended October 31, 2011 as compared to $2,199,000, or 50.1%, for the six-month period ended October 31, 2010.  The increase in gross margin for the proprietary products of $264,000 was due to the overall increase in proprietary product sales as well as the specific product mix.

The gross margin for the EDMS business segment was $1,638,000, or 23.1% of sales, an increase of $363,000 from $1,275,000, or 20.3% of sales, as compared to the prior year six-month period.  This increase was the result of higher sales volumes during the period and its effect on production efficiency.

We expect that consolidated gross margins over the next few quarters will continue in the range of 32% to 37%, as our proprietary products continue to increase as a percentage of our overall total sales volume and we continually work to increase our EDMS margins through productivity improvements and selective production opportunities.

Selling, general and administrative (“SG&A”) expenses totaled approximately $3,230,000 for the six-month period ended October 31, 2011.  This was an increase of $256,000, or 8.6%, from total SG&A expenses of $2,974,000 for the six-month period ended October 31, 2010.  SG&A expenses were 27.4% of sales for the year-to-date period as compared to 27.9% of sales for the comparable period for fiscal 2011.

Research and development expenses increased $86,000 during the fiscal year-to-date period as compared to the six-month period ended October 31, 2010 that included reductions in  product support costs of $44,000, a decrease in contract labor of $20,000, and increases in personnel and personnel related expenses of approximately $151,000 for additional engineering design resources engaged in new product development.

Selling and marketing expenses increased approximately $284,000 for the six-month period ended October 31, 2011 to $1,085,000 from $801,000 for the six-month period ended October 31, 2010.  The increase was the product of larger commissions due to growing proprietary product sales, an increase in product support and installation expenses linked to the growing number of proprietary units active in the field, and increases in personnel expenses and the related expenses for the addition of a sales representative in the Middle East within the last year.

General and administrative expenses decreased approximately $114,000 from the comparable period of the prior year.  The overall decrease is the result of a number of factors, including reductions in royalty expense due to the expiration of a royalty agreement at the end of the previous fiscal year, the expiration of an office lease that was assumed in the SensorCast acquisition, and a decrease in personnel and personnel related expenses.  These reductions were slightly offset by an increase equity compensation expense as a result of outstanding unvested stock options.

SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems, capabilities and marketing and sales for our existing proprietary product lines.

Operating income for the six-month period ended October 31, 2011 was approximately $871,000, an improvement of approximately $371,000, or 74.2%, from operating income of $500,000 for the six-month period ended October 31, 2010.

Financial expenses, including interest expense, were $97,000 and $159,000 for the six-month periods ended October 31, 2011 and 2010, respectively.  This decrease of $62,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period as well as the reduction in the interest rate on the Industrial Revenue Bonds.  During the six-month period ended October 31, 2011, there were no additional net borrowings on the operating line of credit and $550,000 in payments that lowered the total amount outstanding to $1,400,000.  As of October 31, 2011, there was also $3,075,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,278,000 at October 31, 2010.  We plan to continue making regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expenses totaled approximately $283,000 for the six-month period ended October 31, 2011 as a result of the income recorded for the period.  For the six-month period ended October 31, 2010 income tax expense of approximately $133,000 was reported.  The effective income tax rate for the six-month period ended October 31, 2011 was 36.6%.

As a result of the aforementioned activities, net income was $491,000, or $0.13 per diluted share, for the six-month period ended October 31, 2011 as compared to net income of $208,000, or $0.05 per diluted share, reported for the six-month period ended October 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents decreased $95,000 to $365,000 as of October 31, 2011 compared to $460,000 at April 30, 2011.  This decrease was primarily the result of cash provided by an increase in net income and collections of accounts receivable offset by debt payments, reductions in accrued expenses and purchases of equipment.

Operating activities.  Our consolidated working capital decreased approximately $42,000 during the six-month period ended October 31, 2011.  The decrease was primarily due to a slightly larger reduction in current assets than the decrease in current liabilities.  Cash generated from operating activities as a result of a reduction in working capital was used in the purchase of equipment and payment of debt.  Operating cash receipts totaled approximately $12,158,000 and $10,679,000 during the six-month periods ended October 31, 2011 and 2010, respectively.  The increase is primarily the result of the increase in sales and profitability for the current period in combination with a slight reduction in receivables as compared to the prior year. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $11,404,000 for the six-month period ended October 31, 2011 and $10,348,000 for the six-month period ended October 31, 2010.

Investing activities.  Cash used in investing activities totaled $230,000 and $12,000 during the six-month periods ended October 31, 2011 and 2010, respectively, as we purchased additional equipment.

Financing activities.  As of October 31, 2011, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2013.  As of October 31, 2011, there were $1,400,000 borrowings outstanding on the operating line of credit.  The total amount of borrowing base for the line of credit as of October 31, 2011 was approximately $4,689,000, with $3,289,000 available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2011) plus/minus 0.5% and has an interest rate floor of 3.50%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and the rate of 3.50% for the period was the lowest rate allowed under the terms of the operating line of credit.  For the six-month period ended October 31, 2011 there were no additional net borrowings on the operating line of credit.  Total payments on the line of credit were $550,000 for the six-month period while payments on long-term debt totaled approximately $70,000.  Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years on our outstanding industrial revenue bonds.  For the six-month period ended October 31, 2010, financing activities included $463,000 of cash used in payment of long-term and line of credit debt along with $2,000 of proceeds from the exercise of stock options.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

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

ELECSYS CORPORATION

December 12, 2011	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer (Principal Executive Officer)

December 12, 2011	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, formatted in Extensible Business Reporting Language (XBRL):

(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Cash Flows, and
(iv) the Notes to Consolidated Financial Statements (tagged as blocks of text).