Form 10-Q
period 2012-01-31
ELECSYS CORP
filed 2012-03-12
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   January 31, 2012.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,789,012 shares outstanding as of March 1, 2012.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended January 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Sales	$5,218	$6,109	$17,024	$16,770
Cost of products sold	3,228	4,061	10,933	11,248
Gross margin	1,990	2,048	6,091	5,522

Selling, general and administrative expenses:
Research and development expense	374	442	1,084	1,066
Selling and marketing expense	517	380	1,602	1,181
General and administrative expense	626	797	2,061	2,346
Total selling, general and administrative expenses	1,517	1,619	4,747	4,593

Operating income	473	429	1,344	929

Financial income (expense):
Interest expense	(31)	(73)	(127)	(225)
Other income, net	--	--	(1)	(7)
	(31)	(73)	(128)	(232)

Net income before income tax expense	442	356	1,216	697

Income tax expense	180	94	462	227

Net income	$262	$262	$754	$470

Net income per share information:
Basic	$0.07	$0.07	$0.20	$0.12
Diluted	$0.07	$0.07	$0.19	$0.12

Weighted average common shares outstanding:
Basic	3,789	3,789	3,789	3,788
Diluted	3,906	3,897	3,919	3,896

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55	$460
Accounts receivable, less allowances of $169 and $144, respectively	2,646	2,801
Inventories, net	6,267	5,880
Prepaid expenses	95	69
Deferred taxes	766	662
Total current assets	9,829	9,872

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,527	3,333
Total property and equipment, gross	8,659	8,465
Accumulated depreciation	(3,284)	(3,072)
Total property and equipment, net	5,375	5,393

Goodwill	1,942	1,942
Intangible assets, net	1,937	2,100
Other assets, net	52	60
Total assets	$19,135	$19,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,257	$1,248
Accrued expenses	1,525	1,701
Income taxes payable	30	51
Current maturities of long-term debt	181	134
Total current liabilities	2,993	3,134

Deferred taxes	392	396
Long-term debt, less current maturities	4,050	4,960

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,789,012 at January 31, 2012 and April 30, 2011	38	38
Additional paid-in capital	11,068	10,999
Retained earnings (accumulated deficit)	594	(160)
Total stockholders' equity	11,700	10,877
Total liabilities and stockholders' equity	$19,135	$19,367

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock ($)	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2010	3,788	$38	$10,961	$(1,032)	$9,967
Net income	--	--	--	872	872
Exercise of stock options	1	--	2	--	2
Share-based compensation expense	--	--	36	--	36
Balance at April 30, 2011	3,789	38	10,999	(160)	10,877
Net income (unaudited)	--	--	--	754	754
Share-based compensation expense (unaudited)	--	--	69	--	69
Balance at January 31, 2012 (unaudited)	3,789	$38	$11,068	$594	$11,700

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended January 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$754	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	69	27
Depreciation	272	310
Amortization	166	168
Provision for doubtful accounts	27	71
Loss on disposal of equipment	6	13
Deferred income taxes	(108)	(120)
Changes in operating assets and liabilities:
Accounts receivable	128	102
Inventories	(387)	(196)
Income tax (payable) receivable	(21)	474
Accounts payable	9	(106)
Accrued expenses	(176)	45
Other	(21)	(9)
Net cash provided by operating activities	718	1,249

Cash Flows from Investing Activities:
Purchases of property and equipment	(260)	(36)
Net cash (used in) investing activities	(260)	(36)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(750)	(1,100)
Proceeds from exercise of stock options	--	2
Principal payments on long-term debt	(113)	(96)
Net cash (used in) financing activities	(863)	(1,194)
Net (decrease) in cash and cash equivalents	(405)	19
Cash and cash equivalents at beginning of period	460	493
Cash and cash equivalents at end of period	$55	$512

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$138	$226
Cash (paid) received during the period for income taxes	(577)	120

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
January 31, 2012
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANTACCOUNTING POLICIES

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of January 31, 2012.

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

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.

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

3.	INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

		January 31, 2012		April 30, 2011
Intangible Asset Description	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10 – 15	$852	$(319)	$852	$(268)
Customer relationships	5 – 15	1,040	(370)	1,040	(310)
Trade name	15	530	(156)	530	(129)
Technologies	13 – 15	475	(115)	475	(90)
		$2,897	$(960)	$2,897	$(797)

Amortization expense for the three-month periods ended January 31, 2012 and 2011 was approximately $53,000 and $55,000 in each respective period.  Total amortization expense was approximately $163,000 and $165,000 for the nine-month periods ended January 31, 2012 and 2011, respectively.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2012 (remaining)	$51
2013	202
2014	202
2015	187
2016	166

The carrying amount of the Company’s goodwill at January 31, 2012 and April 30, 2011 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month and nine-month periods ended January 31, 2012 and 2011.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of January 31, 2012, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.

4.	INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories for the periods ended January 31, 2012 and April 30, 2011, respectively are summarized by major classification as follows (in thousands):

	January 31, 2012	April 30, 2011
Raw material	$2,865	$2,926
Work-in-process	806	858
Finished goods	2,596	2,096
	$6,267	$5,880

5.	STOCK-BASED COMPENSATION

At January 31, 2012, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of January 31, 2012, there were options remaining outstanding to acquire 269,250 share of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of January 31, 2012, there were options outstanding to acquire 60,000 shares of common stock and 7,200 shares of restricted common stock awards granted under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the nine-month periods ended January 31, 2012 and 2011.

	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011
Risk-free interest rate	2.97%	2.20%
Expected life, in years	6	6
Expected volatility	73.43 – 73.61%	62.45%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.60%	9.30%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the nine-month periods ended January 31, 2012 and 2011, there were no exercises of stock options which triggered tax benefits.

At January 31, 2012, there was approximately $190,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.47 years.

The following tables represent equity award activity for the nine-month period ended January 31, 2012:

Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2011	279,250	$2.48	3.77 Years
Granted	85,000	$5.11
Exercised	--	--
Forfeited	30,000	$4.86
Outstanding options at January 31, 2012	329,250	$2.92	4.03 Years

Outstanding exercisable at January 31, 2012	250,750	$2.33	2.42 Years

Restricted Stock	Number of Shares	Weighted- Average Price	Weighted- Average Remaining Contract Life
Outstanding awards at April 30, 2011	--	--
Granted	7,200	$5.01	9.25 Years
Exercised	--	--
Forfeited	--	--
Outstanding awards at January 31, 2012	7,200	$5.01	9.25 Years

Outstanding vested at January 31, 2012	--	$--

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 26,750 and 312,800, respectively, at January 31, 2012.  At January 31, 2012 the aggregate intrinsic value of options and restricted stock outstanding was approximately $534,000, and the aggregate intrinsic value of options exercisable was approximately $526,000.  The Company recognized share-based compensation expense of $12,000 for the three-month period ended January 31, 2012 and $9,000 for the three-month period ended January 31, 2011.  For the nine-month periods ended January 31, 2012 and 2011, total share-based compensation expense was $69,000 and $27,000, respectively.  The weighted-average fair value of the options and restricted stock granted in the nine-month period ended October 31, 2011 was $5.11 per stock option and $5.01 per restricted share.

The following table summarizes information about equity awards outstanding at January 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at January 31, 2012	Weighted- Average Exercise Price
$0.01 - $1.00	95,000	0.23 years	$0.81	95,000	$0.81
$1.01 - $2.00	47,500	0.84 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	111,000	5.42 years	$3.73	92,500	$3.71
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	65,000	9.07 years	$5.17	5,000	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	6.61 years	$7.05	10,750	$7.05
Total	329,250	4.03 years	$2.92	254,083	$2.33

6.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income per share (in thousands):
	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Numerator:
Net income	$262	$262	$754	$470

Denominator:
Weighted average common shares Outstanding – basic	3,789	3,789	3,789	3,788
Effect of dilutive options outstanding	117	108	130	108
Weighted average common shares outstanding – diluted	3,906	3,897	3,919	3,896

Options to purchase 188,417 and 134,250 shares of common stock as of the three-month periods ended January 31, 2012 and 2011, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share. For the nine-month periods ended January 31, 2012 and 2011, options to purchase 75,750 and 137,750 shares, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

7.	PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of January 31, 2012, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was most recently amended on October 28, 2011 to extend the expiration date of the line of credit to October 30, 2013.  The total amount of borrowing base for the line of credit as of January 31, 2012 was approximately $4,936,000, of which $3,736,000 was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on January 31, 2012.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $1,200,000 in borrowings outstanding on the line of credit as of January 31, 2012 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):
	January 31, 2012	April 30, 2011
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of January 31, 2012), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$3,031	$3,144

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at January 31, 2012) plus/minus 0.5% performance based interest, due in full on October 30, 2013, secured by accounts receivable and inventory. The interest rate as of January 31, 2012 was 3.5%	1,200	1,950
	4,231	5,094
Less current maturities	181	134
Total long-term debt	$4,050	$4,960

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2012 (remaining)	$45
2013	182
2014	1,385
2015	189
2016	192
Thereafter	2,238
$4,231

8.	SEGMENT REPORTING

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

	Three Months Ended January 31, 2012
	EDMS	Proprietary	Total

Total sales	$2,665	$2,553	$5,218

Segment gross margin	$723	$1,267	$1,990

	Three Months Ended January 31, 2011
	EDMS	Proprietary	Total

Total sales	$3,720	$2,389	$6,109

Segment gross margin	$872	$1,176	$2,048

	Nine Months Ended January 31, 2012
	EDMS	Proprietary	Total

Total sales	$9,748	$7,276	$17,024

Segment gross margin	$2,346	$3,745	$6,091

Goodwill	$--	$1,942	$1,942

	Nine Months Ended January 31, 2011
	EDMS	Proprietary	Total

Total sales	$9,988	$6,782	$16,770

Segment gross margin	$2,143	$3,379	$5,522

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).
	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Products and services:
Electronic interface assemblies	$2,601	$3,638	$9,413	$9,703
Remote monitoring solutions	1,884	1,770	5,415	4,385
Rugged mobile computing	570	523	1,543	2,152
Engineering services	13	14	182	127
Other	150	164	471	703
Total sales	$5,218	$6,109	$17,024	$16,770

9.	WARRANTY

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Nine Months Ended January 31,
	2012	2011
Warranty reserve balance at beginning of period	$165	$221
Expense accrued	147	70
Warranty costs incurred	(125)	(112)
Warranty reserve balance at end of period	$187	$179

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Elecsys Corporation provides innovative data acquisition systems, machine to machine (“M2M”) communication technology solutions, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, safety and security systems, water management, and transportation.  Our proprietary equipment and services encompass rugged remote monitoring, wireless industrial communication, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated liquid crystal displays (“LCDs”) for multiple original equipment manufacturers (“OEMs”) in a variety of industries worldwide.

On September 1, 2011, the interest rate on the Company’s Industrial Revenue Bonds was reset in accordance with the bond terms.  The interest rate for the next five years, until September 1, 2016, was set at 1.89%.

On October 28, 2011, the Company amended the expiration date of its operating line of credit to October 30, 2013.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $4,936,000 as of January 31, 2012, of which approximately $3,736,000 was available. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on January 31, 2012 which was the lowest rate allowed under the terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $1,200,000 in borrowings outstanding on the line of credit as of January 31, 2012 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

Results of Operations

Three Months Ended January 31, 2012 Compared With Three Months Ended January 31, 2011.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	January 31, 2012		January 31, 2011
Sales	$5,218	100.0%	$6,109	100.0%
Cost of products sold	3,228	61.9%	4,061	66.5%
Gross margin	1,990	38.1%	2,048	33.5%
Selling, general and administrative expenses	1,517	29.1%	1,619	26.5%
Operating income	473	9.0%	429	7.0%
Interest expense	(31)	(0.5%)	(73)	(1.2%)
Income before income tax expense	442	8.5%	356	5.8%
Income tax expense	180	3.5%	94	1.5%
Net income	$262	5.0%	$262	4.3%
Net income per share – basic	$0.07		$0.07
Net income per share – diluted	$0.07		$0.07

Sales for the three months ended January 31, 2012 were approximately $5,218,000, a decrease of $891,000, or 14.6%, from $6,109,000 for the comparable period of fiscal 2011.

Proprietary products.  Sales of our proprietary products and services were $2,553,000 for the three-month period ended January 31, 2012, which was a $164,000, or 6.9%, increase from sales of $2,389,000 in the prior year period.

Sales of our wireless remote monitoring and secure industrial communication solutions were approximately $1,884,000 for the three-month period ended January 31, 2012, which was an increase of $114,000, or 6.4%, from $1,770,000 during the three-month period ended January 31, 2011.  The overall increase in sales of remote monitoring equipment and services was driven by the increase in customer orders received and shipped due to our continued focus on sales, marketing, and new product development as well as an increase in our recurring data management services.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $215,000, an increase of $43,000, or 25.0%, from data management services revenue of $172,000 reported in the comparable period of the prior fiscal year.  We continue to experience strong interest and demand from new and existing customers for our current offering of M2M solutions and expect similar demand for new products currently being developed.  We expect that sales of our wireless remote monitoring and secure industrial communication solutions will continue to increase over the next few quarters.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our RFID solutions, were approximately $570,000, an increase of $47,000, or 9.0%, from the prior year period.  The increase in sales was driven by increases in Radix FW950 sales and our eXtremeTAG RFID solutions.  Sales of Radix computer hardware and related peripherals were approximately $304,000, an increase of $84,000, or 38.2%, for the three-month period ended January 31, 2012.  The increase in eXtremeTAG RFID solutions was the result of international sales for a specific project based in South Africa.  Overall we believe that international economic conditions are recovering and could have a positive impact on future sales to many of our largest Radix customers.  As a result, we expect sales of the Radix FW950/960, its related peripherals and product enhancements, which have been positively received by the market, and our eXtremeTAG RFID solutions to continue their growth over the next few quarters.  We will continue to aggressively market the Radix computer hardware and our eXtremeTAG RFID solutions in both domestic and international markets.  Recurring maintenance contract revenues posted a decrease for the three-month period ended January 31, 2012 of approximately $71,000, or 25.6%, as a result of fewer Radix units covered under maintenance contracts that was largely the result of continuing budgetary constraints at many of our domestic municipal customers that led them to discontinue their maintenance plans.  Maintenance contract revenues may continue to decrease due to the continued budgetary limitations of our maintenance customer base.

EDMS.  Sales for the EDMS business segment were approximately $2,665,000, a decrease of $1,055,000, or 28.4%, from $3,720,000 in the prior year period.  The decrease was the result of reduced sales to some existing customers due to uncertain economic and business conditions combined with the elimination of certain lower margin customers stemming from our focus on improving EDMS gross margins.  The success of these actions is evident with the increase in EDMS gross margins for the period.  We expect that our renewed investment in EDMS sales and marketing, along with our focus on adding customers, that will benefit from our proprietary technologies will lead to moderate growth in EDMS sales and margins over the next few quarters.   The prolonged uncertainty of future economic conditions and potential electronic raw material shortages could impact current scheduled orders as well as future bookings.  These events could adversely influence sales over the next few quarters.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and Proprietary Products business segments for segment disclosure purposes, totaled approximately $163,000 for the three-month period ended January 31, 2012.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $178,000 in the three-month period ended January 31, 2011.

Total consolidated backlog at January 31, 2012 was approximately $9,953,000, an increase of $4,195,000, or 72.9%, from a total backlog of $5,758,000 on April 30, 2011 and an increase of approximately $3,682,000, or 58.7%, from a total backlog of $6,271,000 on January 31, 2011.  EDMS orders typically specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of proprietary products and EDMS sales varies.

The following table presents the backlog by business segment for the periods ended January 31, 2012, April 30, 2011, and January 31, 2011 (in thousands).

	January 31, 2012	April 30, 2011	January 31, 2011
EDMS	$9,438	$4,936	$5,594
Proprietary products	515	822	677
Total backlog	$9,953	$5,758	$6,271

Gross margin for the three-month period ended January 31, 2012 was 38.1% of sales, or $1,990,000, compared to 33.5% of sales, or $2,048,000, for the three-month period ended January 31, 2011.  The $58,000 reduction of gross margin was the direct result of lower overall sales volume during the period while the increase in the total gross margin percentage was due to the increase in proprietary product sales as a percentage of total sales combined with the reduction of less profitable EDMS accounts.

Gross margin for the proprietary products business segment was approximately 49.6% of sales, or $1,267,000, for the three-month period ended January 31, 2012 as compared to 49.2% of sales, or $1,176,000, for the three-month period ended January 31, 2011.  The slight increase in gross margin for the proprietary products was due to the increase in proprietary product sales and the specific product mix.

The gross margin for the EDMS business segment was $723,000, or 27.1% of sales, compared to $872,000, or 23.4% of sales, for the prior year period.  The decrease of EDMS gross margin dollars stemmed from a decrease in sales volumes during the period while the increase in gross margin percentage resulted from our focus on improving EDMS gross margins and overall production efficiency in addition to the elimination of less profitable accounts.

We expect that consolidated gross margins over the next few quarters will continue in the current range of 35% to 40%, as our proprietary products continue to increase as a percentage of our overall total sales volume and we continually work to increase our EDMS margins through productivity improvements and selective production opportunities.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,517,000 for the three-month period ended January 31, 2012.  This was a decrease of $102,000, or 6.3%, from total SG&A expenses of $1,619,000 for the three-month period ended January 31, 2011.  SG&A expenses were 29.1% of sales for the current fiscal quarter of 2012 as compared to 26.5% of sales for the comparable period for fiscal 2011.

Research and development expenses decreased $68,000, to $374,000, during the fiscal quarter as compared to the prior year period. This decrease was primarily driven by lower support engineering and contract labor costs slightly offset by higher personnel expenses due to increased investment in additional engineering design personnel engaged in new product development.

Selling and marketing expenses were $517,000 for the three-month period ended January 31, 2012 and $380,000 for the three-month period ended January 31, 2011.  The increase of $137,000 was the result of the addition of an EDMS sales representative, increased travel costs due to growing proprietary product opportunities, especially in international markets, and an increase in customer support and installation expenses linked to the increased number of proprietary units active in the field.

General and administrative expenses decreased approximately $171,000 from the comparable period of the prior year.  The decrease was primarily the result of the reduction in royalty expense due to the expiration of a royalty agreement at the end of the previous fiscal year and the expiration of an office lease that was assumed in the SensorCast acquisition.  These expense reductions were slightly offset by an increase in equity compensation expense.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the three-month period ended January 31, 2012 was approximately $473,000, an increase of $44,000 from operating income of $429,000 reported for the three-month period ended January 31, 2011.

Financial expense, including interest, was $31,000 and $73,000 for the three-month periods ended January 31, 2012 and 2011, respectively.  The decrease of $42,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period in addition to the reduction of the interest rate on the Industrial Revenue Bonds during the period.  During the three-month period ended January 31, 2012, there were no additional net borrowings on the operating line of credit and the Company made payments of $200,000 that lowered the total amount outstanding to $1,200,000.  As of January 31, 2012, there was also $3,031,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,177,000 at January 31, 2011.  We plan to continue making regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expense was approximately $180,000 for the three-month period ended January 31, 2012.  For the three-month period ended January 31, 2011, income tax expense was approximately $94,000.  The $86,000 increase in income taxes was the result of higher income during the period.  The effective income tax rate for the three-month period ended January 31, 2012 was 40.7% which is an increase from the effective tax rate of 26.4% for the three-month period ended January 31, 2011.  The change in the effective tax rate was due to the recognition of certain state income tax adjustments in the previous period of the prior fiscal year.

As a combined result of the above factors, net income was $262,000, or $0.07 per diluted share, for the three-month period ended January 31, 2012 as compared to net income of $262,000, or $0.07 per diluted share, reported for the three-month period ended January 31, 2011.

Nine Months Ended January 31, 2012 Compared With Nine Months Ended January 31, 2011.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Nine Months Ended
	(In thousands, except per share data)
	January 31, 2012		January 31, 2011
Sales	$17,024	100.0%	$16,770	100.0%
Cost of products sold	10,933	64.2%	11,248	67.1%
Gross margin	6,091	35.8%	5,522	32.9%
Selling, general and administrative expenses	4,747	27.9%	4,593	27.4%
Operating income	1,344	7.9%	929	5.5%
Interest expense	(127)	(0.8%)	(225)	(1.3%)
Other (expense) income, net	(1)	(0.0%)	(7)	(0.0%)
Income before income taxes	1,216	7.1%	697	4.2%
Income tax expense	462	2.7%	227	1.4%
Net income	$754	4.4%	$470	2.8%
Net income per share – basic	$0.20		$0.12
Net income per share – diluted	$0.19		$0.12

Sales for the nine months ended January 31, 2012 were approximately $17,024,000, an increase of $254,000, or 1.5%, from $16,770,000 for the comparable period of fiscal 2011.

Proprietary products.  Sales of our proprietary products and services were $7,276,000 for the nine-month period ended January 31, 2012, which was a $494,000, or 7.3%, increase from sales of $6,782,000 in the prior year period.

Sales of our wireless remote monitoring and telemetry solutions were approximately $5,415,000 for the nine-month period ended January 31, 2012, which was an increase of roughly $1,030,000, or 23.5%, from $4,385,000 for the nine-month period ended January 31, 2011.  The increase in sales of remote monitoring equipment of $910,000, or 23.4%, to $4,806,000 for the nine month period ended January 31, 2012, was primarily the result of the increase in customer orders received and shipped due to our continued focus on sales, marketing, and new product development.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $609,000, an increase of $120,000, or 24.5%, from data management services revenue of $489,000 reported in the comparable period of the prior fiscal year.  We are experiencing strong interest and demand from new and existing customers for our current offering of M2M solutions and expect similar demand for new products currently being developed.  We expect that sales of our wireless remote monitoring and secure industrial communication solutions will continue to increase over the next few quarters.

Sales of our Radix rugged handheld computer hardware, peripherals and related services, including maintenance contract revenues and our eXtremeTAG RFID solutions, were approximately $1,543,000 for the nine-month period ended January 31, 2012, a decrease of $609,000, or 28.3%, from the prior year period.  We made fewer shipments of Radix computer hardware and eXtremeTAG RFID tags during the fiscal year-to-date period which led to a sales decrease of approximately $361,000.  Overall poor international economic conditions adversely impacted sales to many of our largest international Radix customers earlier in the current fiscal year.  However, we expect sales of the Radix FW950/960, its related peripherals and product enhancements, which have been positively received by the market, and our eXtremeTAG RFID solutions to improve over the next few quarters.  We continue to aggressively market the Radix computer hardware and our eXtremeTAG RFID solutions in both domestic and international markets.  Recurring maintenance contract revenues posted a decrease for the nine-month period ended January 31, 2012 of approximately $208,000, or 24.3%, as a result of fewer Radix units covered under maintenance contracts that was largely the result of continuing budgetary constraints at many of our municipal customers that led them to discontinue their maintenance plans.  Maintenance contract revenues will likely continue to decrease due to continued budgetary limitations of our current customer base.

EDMS.  Sales for the EDMS business segment were approximately $9,748,000, a slight decrease of $240,000, or 2.4%, from $9,988,000 in the prior year period.  The decrease was the result of reduced sales to some existing customers due to uncertain economic and business conditions combined with the elimination of certain lower margin customers stemming from our focus on improving EDMS gross margins.  The success of these actions is evident with the increase shown in EDMS gross margins for the year-to-date period.  It is our expectation that our renewed investment in EDMS sales and marketing, in addition to our focus on adding customers that will benefit from our proprietary technologies, will lead to moderate growth in EDMS sales and margins over the next few quarters.   The impact of uncertain future economic conditions and the potential for electronic raw material shortages could impact current scheduled orders as well as future bookings.  These events could adversely influence sales over the next few quarters.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EDMS and proprietary product segments, totaled approximately $653,000 for the nine-month period ended January 31, 2012.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $830,000 in the nine-month period ended January 31, 2011.

Gross margin for the nine-month period ended January 31, 2012 was 35.8% of sales, or $6,091,000, compared to 32.9% of sales, or $5,522,000, for the nine-month period ended January 31, 2011.  This was an increase of $569,000 from the comparable period of fiscal 2011.  The increase in gross margins was due to the increase in proprietary product sales as a percentage of total sales combined with the reduction of less profitable EDMS accounts.

Gross margin for the proprietary products business segment was approximately $3,745,000, or 51.5%, for the nine-month period ended January 31, 2012 as compared to $3,379,000, or 49.8%, for the nine-month period ended January 31, 2011.  The increase in gross margin for the proprietary products of $366,000 was due to the overall increase in proprietary product sales as well as the specific product mix.

The gross margin for the EDMS business segment was $2,346,000, or 24.1% of sales, an increase of $203,000 from $2,143,000, or 21.5% of sales, as compared to the prior year nine-month period.  This increase was the result of our renewed focus in improving EDMS gross margins and increases in overall production efficiency in addition to the elimination off less profitable accounts.

We expect that consolidated gross margins over the next few quarters will continue in the current range of 35% to 40%, as our proprietary products continue to increase as a percentage of our overall total sales volume and we continually work to increase our EDMS margins through productivity improvements and selective production opportunities.

Selling, general and administrative (“SG&A”) expenses totaled approximately $4,747,000 for the nine-month period ended January 31, 2012.  This was an increase of $154,000, or 3.4%, from total SG&A expenses of $4,593,000 for the nine-month period ended January 31, 2011.  SG&A expenses were 27.9% of sales for the year-to-date period as compared to 27.4% of sales for the comparable period for fiscal 2011.

Research and development expenses increased $18,000 during the fiscal year-to-date period as compared to the nine-month period ended January 31, 2011 that included reductions in  product support costs of $114,000, a decrease in contract labor of $46,000, and increases in personnel and personnel related expenses of approximately $189,000 for additional engineering design resources engaged in new product development.

Selling and marketing expenses increased approximately $421,000 for the nine-month period ended January 31, 2012 to $1,602,000 from $1,181,000 for the nine-month period ended January 31, 2011.  The increase was the product of larger commissions due to growing proprietary product sales, increased travel costs due to growing proprietary product opportunities in international markets, increases in personnel expenses due to the addition of an EDMS sales representative, and the related expenses for the addition of a sales representative in the Middle East.

General and administrative expenses decreased approximately $285,000 from the comparable period of the prior year.  The overall decrease is the result of a number of factors, including reductions in royalty expense due to the expiration of a royalty agreement at the end of the previous fiscal year and the expiration of an office lease that was assumed in the SensorCast acquisition, offset by an increase in equity compensation expense as a result of outstanding unvested stock options.

SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems, capabilities and marketing and sales for our existing proprietary product lines.

Operating income for the nine-month period ended January 31, 2012 was approximately $1,344,000, an improvement of approximately $415,000, or 44.7%, from operating income of $929,000 for the nine-month period ended January 31, 2011.

Financial expenses, including interest expense, were $128,000 and $232,000 for the nine-month periods ended January 31, 2012 and 2011, respectively.  This decrease of $104,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year period as well as the reduction in the interest rate on the Industrial Revenue Bonds.  During the nine-month period ended January 31, 2012, there were no additional net borrowings on the operating line of credit and $750,000 in payments that lowered the total amount outstanding to $1,200,000.  As of January 31, 2012, there was also $3,031,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,177,000 at January 31, 2011.  We plan to continue making regular payments on our operating line of credit to lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expenses totaled approximately $462,000 for the nine-month period ended January 31, 2012 as a result of the income recorded for the period.  For the nine-month period ended January 31, 2011 income tax expense of approximately $227,000 was reported.  The effective income tax rate for the nine-month periods ended January 31, 2012 and 2011 were 38.0% and 32.6%, respectively.  The change in the effective tax rates was the result of the recognition of certain state income tax adjustments in the previous period of the prior fiscal year.

As a result of the aforementioned activities, net income was $754,000, or $0.19 per diluted share, for the nine-month period ended January 31, 2012 as compared to net income of $470,000, or $0.12 per diluted share, reported for the nine-month period ended  31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased $405,000 to $55,000 as of January 31, 2012 compared to $460,000 at April 30, 2011.  This decrease was primarily the result of debt reduction and purchases of inventory and equipment slightly offset by cash provided by the increase in net income and collections of accounts receivable.

Operating activities.  Our consolidated working capital increased approximately $98,000 during the nine-month period ended January 31, 2012.  The increase was primarily due to a slightly smaller reduction in current assets than the decrease in current liabilities.  Cash generated from operating activities as a result of a reduction in working capital was used in the purchase of equipment and reduction of debt.  Operating cash receipts totaled approximately $17,179,000 and $16,943,000 during the nine-month periods ended January 31, 2012 and 2011, respectively.  The increase is primarily the result of the increase in sales and profitability for the current period in combination with a slight reduction in receivables as compared to the prior year. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $16,461,000 for the nine-month period ended January 31, 2012 and $15,696,000 for the nine-month period ended January 31, 2011.

Investing activities.  Cash used in investing activities totaled $260,000 and $36,000 during the nine-month periods ended January 31, 2012 and 2011, respectively, as we purchased additional equipment.

Financing activities.  As of January 31, 2012, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2013.  As of January 31, 2012, there were $1,200,000 borrowings outstanding on the operating line of credit.  The total amount of borrowing base for the line of credit as of January 31, 2012 was approximately $4,936,000, with $3,736,000 available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and the rate of 3.50% for the period was the lowest rate allowed under the terms of the operating line of credit.  For the nine-month period ended January 31, 2012 there were no additional net borrowings on the operating line of credit.  Total payments on the line of credit were $750,000 for the nine-month period while payments on long-term debt totaled approximately $114,000.  Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years on our outstanding industrial revenue bonds.  For the nine-month period ended January 31, 2011, financing activities included $1,196,000 of cash used in payment of long-term and line of credit debt along with $2,000 of proceeds from the exercise of stock options.

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

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

March 12, 2012	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2012	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, formatted in Extensible Business Reporting Language (XBRL):

(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Cash Flows, and
(iv) the Notes to Consolidated Financial Statements (tagged as blocks of text).