Form 10-K
period 2012-04-30
ELECSYS CORP
filed 2012-07-30
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended April 30, 2012

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
Yes[ ]           No[X]

The aggregate market value of the Common Stock held by non-affiliates as of April 30, 2012, was approximately $20,857,000 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,884,012 shares of Common Stock, $.01 par value, outstanding as of July 2, 2012.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2012 Annual Meeting are incorporated by reference into Part III.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-K
Year Ended April 30, 2012

Part I

Item 1. BUSINESS

General

Elecsys Corporation (the “Company,” “we,” “us,” or “our”), provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, safety and security systems, water management, and transportation.  Our proprietary products and services encompass wireless remote monitoring, industrial data communication, and mobile data acquisition technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and equipment for various markets under several premium brand names.  In addition to these proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated display modules for multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

Under our Pipeline Watchdog, CP Falcon, and SensorCast brand names, we design, manufacture, and provide wireless remote monitoring and telemetry solutions to the energy infrastructure sector as well as other industrial markets.  Our wireless remote monitoring, data acquisition and communication devices utilize innovative technology and proprietary Elecsys software systems to provide full time, wireless status monitoring, data acquisition, alarm notification, and data reporting regarding the performance of many types of systems.  These highly reliable systems, combined with our internet-based user interface or Elecsys proprietary host management software, provide our customers with access to real-time operational data and active monitoring and control of large populations of field-deployed remote devices.

We develop and provide industrial data communication solutions to the energy infrastructure sector, as well as other industrial markets, through our Director Series of products.  These reliable field devices, integrated with an associated suite of proprietary database software, cyber security applications, and industry standard communication protocols, store, concentrate, and efficiently transfer data from remote equipment to corporate data systems. Primarily used in supervisory control and data acquisition (SCADA) systems in major energy and infrastructure organizations, these industrial communication gateways enable operational field data to be acquired, transformed, and transmitted efficiently and securely.

Our Radix brand of ultra-rugged handheld computers and our eXtremeTAG brand of RFID asset tags provide mobile data acquisition solutions for multiple industrial applications.  Optimized for tough use in harsh and extreme environments where data integrity is paramount, these solutions include handheld computers, printers, peripherals, patented RFID tags and readers, and application software.  Elecsys mobile data acquisition equipment is deployed in over 70 countries in applications that include utilities, transportation logistics, law enforcement, route accounting/deliveries, and inspection and maintenance.

For select OEM partners in diverse industrial markets, we provide electronic manufacturing services (EMS) and custom display assemblies under our DCI brand name.  We use our technical expertise and operational capabilities to design and efficiently manufacture rugged and dependable electronic assemblies for use in harsh environments.  We also provide OEM's access to our specialized proprietary technologies, such as custom high brightness liquid crystal displays (LCDs) for outdoor applications and wireless remote telemetry.  These integrated capabilities enable our OEM partners to rapidly develop and manufacture new electronic assemblies that differentiate their products from the competition and keep them at the cutting edge of their respective industries.

We are registered to the ISO 9001:2008 international quality standard, having received initial ISO 9001 certification in November 2000.  In addition, we are registered with the U.S. Department of State, Directorate of Defense Trade Controls, for the production of restricted military and defense items in compliance with the Arms Export Control Act (AECA) and the International Traffic in Arms Regulations (ITAR).

Elecsys Corporation was incorporated in Kansas in 1991.

Business

Operations. We operate our business primarily from our 60,000 square foot production and headquarters facility located in Olathe, Kansas.  Production and manufacturing of all our proprietary products and substantially all design and manufacturing services are accomplished from this facility.  All engineering resources associated with product design, research and development, and OEM electronic design services are also located at the Company's headquarters facility.  To gain and support our customers, we utilize a combination of both a direct sales force and a network of business partners located throughout the world, specialized by technology, industry, or geographical region.  We operate several satellite locations around the world to provide sales and technical support to our customers and business partners.  We believe that there is sufficient capacity within our present facilities to accommodate our anticipated growth over the next several years.

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

Our Pipeline Watchdog and CP Falcon remote monitoring units are integrated with centralized data services that operate using our proprietary WatchdogCP Web Monitor software and data center.  The WatchdogCP Web Monitor system is comprised of a variety of remote monitoring devices that use the digital cellular network infrastructure, satellite systems, or proprietary communication systems to link into either a web-based or hosted, back-end network and customer interface.  Our remote devices, built upon proprietary designs and technology, monitor multiple parameters and allow control activity and data collection to take place at remote sites.  When combined with our data management software and intuitive user interface, customers can directly access and control a large population of field-deployed remote monitoring and data telemetry devices.  Elecsys also licenses our proprietary back-end data management and customer interface systems for hosted applications within specific customer networks.

We provide integrated data collection and reporting solutions for the pipeline and energy exploration and production (E&P) industries through our SensorCast products and technology.  Our patented technology allows for transmission of complete logs of measurement data at a fraction of the bandwidth and cost of conventional communication protocols.  We provide end-to-end solutions, encompassing reliable data acquisition hardware, proprietary communication protocols, and secure web-based, or hosted, data management systems, for monitoring and controlling critical assets on pipelines, oil and gas wells, storage tanks, pump stations, and other infrastructure.

In addition to initial equipment revenue, each deployed remote monitor generates monthly license and network service revenues.  Thousands of our remote monitors have been fielded in various applications and locations that provide these recurring license and service revenues.  Remote monitoring and data telemetry solution sales are conducted primarily through direct marketing and sales efforts.  We exhibit at key national, regional, and international trade conferences and exhibitions.  We currently sell our remote monitoring and data telemetry products and services throughout North America and select markets in the Middle East, Europe, and South America.

Industrial Data Communications.  The Director series of SCADA communications gateways, integrated with our associated suite of data management software and industry standard communication protocols, gather data from a wide variety of field devices and measurement instrumentation and efficiently deliver the associated information directly to corporate control and data systems.  Our Director communications gateways enable operational field data to be acquired, transmitted, and utilized efficiently over existing communications networks.  Simple to implement, the Director series can be programmed for a wide variety of field applications.  When used in conjunction with our Host Communications Processor (HCP2) data routing software or OPen Connectivity (OPC) data interoperability software, our field devices can minimize bandwidth usage and make existing communications networks more efficient.  We recently enhanced our M2M data communication capabilities with the addition of cyber security communication security software.  This security solution is a simple to install software addition to the Director series that enables legacy field devices to securely communicate with control centers through a virtual private network without compromising operations or data integrity.

As a supplement to initial equipment sales, our industrial data communication solutions can generate both additional engineering project and installation business and recurring license and technical support revenues.  Our industrial data communication sales are conducted primarily through direct marketing and sales efforts to both end users and equipment integrators within a variety of industrial markets in North America.  We exhibit at several national and regional trade conferences and exhibitions each year.

Mobile Data Acquisition.  We develop, manufacture, and support mobile data acquisition solutions by providing both ultra-rugged Radix handheld computing solutions and eXtremeTAG RFID smart asset tags.  Our solutions can be found in utilities, law enforcement, transportation, logistics tracking, medical, maintenance, and other applications in demanding environments.

Our field proven Radix products, which include computers, printers, integrated peripherals, and application software, have a reputation for reliability and are deployed worldwide in a variety of critical applications.  Radix handheld computers are designed to withstand the extreme environmental conditions found in demanding applications and exceed the industry’s highest specifications for shock, vibration, and environmental ruggedness.  Radix products operate throughout a wide temperature range, are completely waterproof and submersible, and are resistant to dust, oil and solvents.  The flexibility to configure solutions for custom requirements helps differentiate Radix products in the market.  Our eXtremeTAG smart asset tagging solutions were developed for harsh and extreme environments and include RFID tags, readers and software for a variety of applications at both end users and OEM partners.  Our patented eXtremeTAG RFID technology is characterized by its ability to read and write electronic data through metal.  With this unique feature, our RFID tags can be embedded within metal devices on heavy equipment, pipelines, surgical instruments, and similar objects that must withstand harsh environments with high temperature and pressures, caustic chemicals, and other extreme conditions where other solutions would fail.

Radix products are offered with comprehensive support and maintenance agreements and we provide both factory direct support in the United States and Canada and maintain factory certified service centers outside North America to serve our international customers.  We sell our mobile data acquisition products and services to both private firms and government affiliated end users worldwide.  Sales are primarily conducted through direct marketing and sales efforts within North America combined with independent sales representatives with expertise in certain international markets.  In many cases, we combine our hardware and software products with those of our business partners to create an integrated data acquisition solution for mutual customers.

Custom Electronic Manufacturing Services (EMS).  We provide a wide range of design, manufacturing, and testing services to select OEMs that desire a dependable source for custom electronic assemblies that integrate specialized technologies with high quality electronic production.  The rugged and dependable electronic assemblies and displays that we provide are used in agriculture, safety, transportation, aerospace, military, and other applications.  Sales are made primarily to customers in the United States and Canada, which are serviced by in-house sales and program management personnel.  We view our OEM customers as long-term strategic partners and we work to provide them with broad technical services and excellent customer care.

We provide custom electronic hardware, software, and mechanical design services to our OEM partners.  In addition, we provide access to certain specialized proprietary technology developed by Elecsys in areas such as wireless remote data acquisition and telemetry and custom ultra-bright displays for outdoor use in direct sunlight.  Our LCD fabrication process produces custom LCDs that are used to display information in a variety of applications from commercial and industrial to aerospace and military products.  We fabricate highly specialized and low-to-medium volume custom LCD devices in the cleanroom located within our primary production facility.  We also maintain relationships with several offshore LCD manufacturers to source higher volume customer requirements.  These diverse capabilities enable our OEM partners to rapidly develop and manufacture new integrated electronic assemblies that differentiate their products from their competition.

We believe that the market for our proprietary solutions is large and growing and we are committed to developing and supplying the best products and services for those markets that demand reliable equipment for use in harsh environments.  We feel that our specialized proprietary technologies combined with our operational capabilities and our responsive customer support services represent an attractive solution to our customer base.  We also believe that our electronic manufacturing capabilities and specialized technologies, combined with our materials management expertise, make us an effective electronic manufacturing resource for many OEMs.

We are focused on growing internally through both the expansion of our customer base and the addition of new products and services.  We will continue to focus product and market development on niche applications that leverage complete client solutions, wireless communication technologies, proprietary field application hardware, and integrated data management solutions.  To complement our internal growth strategy, we will continue to selectively evaluate acquisition opportunities that could expand our technology, product, or customer bases at a reasonable cost.

Competition

While there are numerous competitors in the general remote monitoring market, some that are much larger than us and with greater financial, operating, and marketing resources, we participate in specialized industrial sectors of the market where we believe our proprietary products have a significant portion of the market and possess certain technology and performance advantages.  There are several firms that participate in the pipeline remote monitoring market.  Our management believes the significant competitive factors in our markets include reliability, features, performance, and price.  We believe that our current Pipeline Watchdog, CP Falcon, and SensorCast products and our proprietary data management software systems compete favorably with respect to these factors.

There are numerous companies that offer solutions that could compete with our industrial data communications products.  Many of these competitors are substantially larger than us, with greater financial, operating, and marketing resources, including companies such as Emerson Electric Co., ABB Ltd., and Siemens AG.  We focus on specific segments of this market and believe that the Director series of products compete favorably relative to the important competitive factors in these segments.  These factors include technical features, innovation, flexibility, and customer support.

There are many domestic and foreign manufacturers that compete with our mobile data acquisition products.  Many of these competitors are substantially larger than us, with greater financial, operating, and marketing resources, including companies such as Motorola Solutions, Inc. and Honeywell International Inc.  Many have broader geographic breadth and offer a broader range of services.  Our Radix products compete in the ultra-rugged segment of the overall mobile computing market, where they enjoy certain competitive advantages that differentiate the Radix brand from larger competitors.  We believe that significant competitive factors in the ultra-rugged segment of the RFID market that we are focused upon include environmental ruggedness and reliability.  We believe that the eXtremeTAG products, with their patented technology, possess clear technical advantages in these areas over offerings currently available in the market.

There are numerous domestic and foreign electronic manufacturing service providers that compete with the EMS services we provide.  Many of these competitors are substantially larger than us, with greater financial, operating, manufacturing and marketing resources and broader geographic breadth, including Flextronics International Ltd., Sanmina-SCI Corporation, and Celestica, Inc.  There are a limited number of LCD manufacturers located in the United States and numerous foreign manufacturers who export LCD products into our primary customer markets.  Our management team believes that the principal competitive factors in the EMS markets we target are product quality, reliable delivery, flexibility, and technical capability.  We believe that we compete favorably in these areas and that our capability to integrate custom ultra-bright displays and wireless telemetry technology with custom electronic assemblies differentiates us from other EMS providers.

Sources and Availability of Raw Materials and Principal Suppliers

The raw materials used in the manufacture of our products are primarily electronic components and parts.  These components and parts are readily available from a number of sources in the United States and abroad.  From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities amongst their customers.  We attempt to actively manage our business in a way that minimizes our exposure to these potential shortages, but we may experience component shortages that could cause delays in shipments to customers, which could result in lower net sales and operating results.

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

Patents, Trademarks and Licenses

We own or license multiple patents dealing with cellular communication techniques, cathodic protection measurement methods, radio frequency identification technology, data compression and transmission, and other communication concepts.  Some of these patents deal specifically with our target markets and have influence on our competitive status.  We intend to use these intellectual property assets to both protect our competitive position and to license certain technology.  The average remaining life of these patents is approximately 10 years.

Research and Development

We are actively developing new proprietary machine to machine (M2M) communication technology products and solutions for our Pipeline Watchdog, CP Falcon, SensorCast, Director, Radix, and eXtremeTAG brands.  These numerous concurrent projects vary in duration and generally involve electronic hardware, mechanical, and system software design.  Total research and development expenses for our proprietary products and technology solutions were approximately $1,438,000 and $1,366,000 for the fiscal years 2012 and 2011, respectively.  We believe that our internal engineering resources combined with qualified third-party engineering consultants will be able to satisfy the current needs of our customer bases.

The EMS business segment designs and manufactures custom electronics and integrated displays for OEM customers on a contract basis and thus does not engage in any independent, self-funded research and development programs.

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

Dependence on One or a Few Major Customers

Sales to our five largest customers were 43% of total sales in fiscal 2012 with sales to two customers accounting for 20% and 12% of total sales.  Sales to our five largest customers in fiscal 2011 totaled 39% of total sales which included sales to the two largest customers that amounted to 16% and 13% of total sales.  The increase in sales to the five largest customers in fiscal 2012 is primarily the result of an overall increase in orders and shipments to our largest customer.  The loss of one or more of these major customers would have a substantial impact on our business.  In order to minimize the impact the loss of any one customer might have on the business, we seek to expand and diversify our customer base.  We are focusing our increased sales efforts on new and existing proprietary products and technology and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets.  These international markets include Central and South America, Europe, the Middle East, and parts of southern Africa.  The new proprietary products and services include innovative machine to machine communication technology solutions for critical industrial applications.  We continue to increase, develop and transition our internal sales force in an effort to effectively develop opportunities for new products, services and technology in new markets.

Total Number of Employees

At April 30, 2012, we had a total of 126 full time employees and 1 part-time employee.  None of the employees are represented by a labor organization or subject to a collective bargaining agreement.  Our management team believes that our relationship with our employees is good.

Item 1A.  RISK FACTORS

Based on current and known information, we believe that the following identify the most significant risk factors that could affect our business. However, the risks and uncertainties we face are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that we currently believe to be immaterial, that could have a material adverse effect on our financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

We can experience fluctuations in our operating results from quarter to quarter and our results of operations for any one quarter are not necessarily indicative of results for any future periods.  Factors which may cause our quarterly operating results to fluctuate include:

•	increased competition;
•	timing of new products introduced into the market;
•	pricing changes by us or our competitors;
•	market acceptance or delays in the introduction of new products or services;
•	production constraints;
•	production quality issues;
•	labor or material shortages;
•	the timing of significant orders;
•	the sales mix of products and services;
•	customers’ budgets;
•	adverse movements in interest rates or tax rates;
•	general economic conditions; and
•	cyclical nature of demand for customers’ products.

Delays in development, introduction and shipment of new products or services may result in a decline in sales.

We tailor specific technology solutions to our customer’s requirements wherever high quality, reliability, and innovation are essential.  Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products or services.  These problems could include:

•	technical problems in the development of new specific technology solutions;
•	inability to hire qualified personnel; and
•	delays or failures to perform by third parties involved in our development projects.

Delays in the development, completion and shipment of new products or services, or failure of customers to accept new products, may result in a decline in sales.

Dependence on a small number of customers.

We are dependent on a small number of OEM customers in our EMS business segment.  Our proprietary product line segment utilizes business partners worldwide to create integrated solutions with our hardware and our business partners’ software products.  The Radix and eXtremeTAG product lines rely on these business partner relationships more heavily than some of the other proprietary product lines which utilize our internal sales team and complement our sales and marketing efforts with external business partners.  Accordingly, we are dependent on the continued growth, viability and financial stability of our largest OEM customers for our EMS business segment and our business partners for its product line business segment.  We generally do not obtain firm, long-term purchase commitments from our customers or business partners, and have often experienced reduced lead times in customer orders.  Customers and business partners may cancel their orders, change production quantities, and delay production for a number of reasons.  Our business partners may experience delays in their software development which may delay delivery of Radix and eXtremeTAG products.  Uncertain economic conditions have resulted, and may continue to result, in some of our customers and business partners delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated.  Cancellations, reductions, or delays by a significant customer, business partner, or by a group of customers and business partners have harmed, and may continue to harm, our results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer and business partner orders and lower asset utilization resulting in lower gross margins.

Current capital and credit market conditions may adversely affect our access to capital, cost of capital, and business operations.

The general worldwide economic and capital market conditions continue to adversely affect access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States and other international markets continue or become worse, our cost of debt and equity capital and the access to capital markets could be adversely affected.  Pursuant to our line of credit agreement with a regional financial institution, we have access to up to $6,000,000, of which $750,000 is outstanding at April 30, 2012.  Based on our calculated borrowing base of allowable accounts receivable and inventory as of April 30, 2012, there is an additional $3,932,000 of available funds for us to utilize on the line of credit.  This line of credit expires in October 2013 and we plan to obtain additional one year extensions on the line of credit each year.  We have discussed these proposed one year extensions on the line of credit with our lender on identical terms, but there can be no assurance that they will grant the extensions, and if they do, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to us.  To the extent that our lender fails to grant an extension of the line of credit or if the terms of any extension are more burdensome or costly, our operating results and financial condition could be materially adversely affected.

Dependence on key personnel.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products.  We may in the future experience delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced sales from and have an adverse effect on our relationship with the affected customer, and our reputation as a reliable service provider.  In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices and premium charges for components in short supply and redesign or reconfigure products to accommodate substitute components.  Additionally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage.  In this event, we may incur additional inventory carrying costs that we may or may not recover from our customers.  Such costs would reduce our gross margins and net income.  Finally, the growing scarcity of such components may require us to look to second tier vendors or to procure components through brokers.  Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective.

Our supply chain may also be impacted by other events outside of our control, including macroeconomic events, political crises or natural or environmental occurrences.  These shortages can result in an increase in component costs and lead to reduced gross margins.  The shortages resulting from these macroeconomic events may also lead to delays in shipments to customers which could damage our customer relationships over a longer-term period.

Pursuit of business acquisitions could impair our financial position and profitability.

We may pursue acquisitions of complementary technologies, product lines or businesses.  Future acquisitions may include risks, the occurrence of which could have a material adverse effect on our operating results and financial condition.  These risks include:

•	burdening management and our operating teams during the integration of the acquired entity or product line;
•	diverting management’s attention from other business concerns;
•	failing to successfully integrate the acquired products or business;
•	lack of acceptance of the acquired products by our sales channels or customers;
•	entering markets where management has no or limited prior experience;
•	potential loss of key employees of the acquired business;
•	the effect on our financial statements of the amortization of acquired intangible assets;
•	potential loss of customer base of acquired business;
•	the cost associated with acquisitions, including our ability to secure capital to finance future acquisitions to the extent additional debt or equity is needed; and
•	assumption of unknown liabilities or other unanticipated events or circumstances.

Failure to comply with regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which our management believes we are in compliance.  In addition, if our management fails to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our management may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for management to produce reliable financial reports and are important to help prevent financial fraud.  If our management cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in the reported financial information, and the trading price of our stock could drop significantly.  Our management’s failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock, SEC enforcement actions, and securities claims and litigation.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  DESCRIPTION OF PROPERTY

Our current facility is located at 846 N. Mart-Way Court in Olathe, Kansas.  The size of the facility is approximately 60,000 sq. ft.  We currently use approximately 50,000 sq. ft. for manufacturing operations, including our stockroom, LCD cleanroom and production, and production support.  The remaining approximately 10,000 sq. ft. is used for administration, engineering and marketing.  We believe that the current facility adequately supports our current and near term future operations.

Item 3.  LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation that is incidental to our business.  Currently there is no pending or outstanding material litigation against us.  We are not aware of any proceedings pending or contemplated by a governmental authority.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Trading

Our common stock trades on the NASDAQ Stock Market under the symbol “ESYS”.

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for our common stock as reported by the NASDAQ Stock Market for the two preceding fiscal years.  No cash dividends were declared during the last two fiscal years.  As of June 29, 2012, we had approximately 550 stockholders of record.

Fiscal Year 2012	High	Low
First Quarter	$7.15	$4.85
Second Quarter	6.06	3.55
Third Quarter	4.70	4.00
Fourth Quarter	5.37	4.10
For the Year	$7.15	$3.55

Fiscal Year 2011	High	Low
First Quarter	$4.00	$3.14
Second Quarter	4.20	3.40
Third Quarter	4.99	3.12
Fourth Quarter	5.28	4.38
For the Year	$5.28	$3.12

Sales of Unregistered Securities

We did not have any unregistered sales of equity securities in fiscal 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any purchases of our equity securities during our fourth fiscal quarter in 2012.

Equity Compensation Plans

The following table sets forth, as of April 30, 2012, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (1)	234,250	$3.78	339,550
Equity compensation plans not approved by security holders	--	--	--

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Elecsys Corporation provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, safety and security systems, water management, and transportation.  Our proprietary products and services encompass rugged remote monitoring, industrial data communication, mobile computing, and radio frequency identification (RFID) technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated display modules to multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

On September 1, 2011, the interest rate on our Industrial Revenue Bonds was reset in accordance with the bond terms.  The interest rate until September 1, 2016 was set at 1.89%.

On October 28, 2011, we amended our $6,000,000 operating line of credit to extend the expiration date to October 30, 2013.  The line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The $750,000 in borrowings outstanding on the line of credit as of April 30, 2012 is presented on the balance sheet as long-term debt in accordance with the terms of the line of credit.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled $4,682,000 as of April 30, 2012 of which $3,932,000 is available.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate is determined by our debt-to-tangible net worth ratio and was 3.5% on April 30, 2012.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.

Results of Operations

The following table sets forth for the periods presented, certain statement of operations data (in thousands) of us:

	Years Ended
	April 30, 2012		April 30, 2011
Sales	$23,104	100.0%	$23,554	100.0%
Cost of products sold	14,709	63.7%	15,674	66.5%
Gross margin	8,395	36.3%	7,880	33.5%
Selling, general and administrative expenses	6,275	27.2%	6,249	26.5%
Operating income	2,120	9.2%	1,631	7.0%
Interest expense	(152)	(0.7%)	(288)	(1.2%)
Other expense, net	(3)	(0.0%)	(8)	(0.0%)
Net income before taxes	1,965	8.5%	1,335	5.7%
Income tax expense	746	3.2%	463	2.0%
Net income	$1,219	5.3%	$872	3.7%
Net income per share - basic	$0.32		$0.23
Net income per share - diluted	$0.32		$0.22

Sales for the fiscal year ended April 30, 2012 were approximately $23,104,000, a decrease of $450,000, or 1.9%, from $23,554,000 for fiscal 2011.

Proprietary Products.  Sales of our proprietary products and services business segment were $9,942,000 for fiscal 2012, which was a $195,000, or 2.0%, increase from sales of $9,747,000 in the prior fiscal year.

Sales of our wireless remote monitoring solutions were approximately $6,534,000 for the year ended April 30, 2012, which was an increase of roughly $606,000, or 10.2%, from $5,928,000 for the year ended April 30, 2011.  The increase in sales of remote monitoring equipment of $438,000, or 8.3%, to $5,698,000 for the fiscal year ended April 30, 2012, was primarily the result of the increase in customer orders received and shipped due to our continued focus on sales, marketing, and new product development.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $836,000, an increase of $168,000, or 25.2%, from data management services revenue of $668,000 reported in the prior fiscal year.  We anticipate, in the current economic environment, that over the next few quarters, revenues from our wireless remote monitoring solutions will be lower than the previous few quarters as our targeted markets and potential new customers remain cautious regarding their capital investments in infrastructure.  We would expect that, once economic conditions improve, sales of our wireless remote monitoring products will again continue to increase.  In the meantime, we continue to invest in our international sales and marketing efforts and believe that these opportunities will begin to produce meaningful revenues during the next fiscal year.

Sales of our industrial data communication solutions were approximately $711,000 for the year ended April 30, 2012, which was a $176,000, or 32.9%, increase over the total sales of $535,000 for the year ended April 30, 2011.  Approximately $58,000 of the sales increase of the Director Series of products and database services can be attributed to a full fiscal year of sales when, in comparison, the prior fiscal year only includes sales subsequent to the product line acquisition date in June 2010.  The remaining increase is the result of direct sales and marketing efforts to the existing customer base and an active pursuit of new customers for the Director products.  Despite current economic conditions, we expect revenues from our industrial communication products to grow over the next few quarters as we continue to invest in new product development and increase our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, maintenance contract revenues, and our eXtremeTAG RFID solutions, were approximately $2,278,000 for the year ended April 30, 2012. Total sales decreased approximately $667,000, or 22.6%, as compared to the previous fiscal year reported revenues of approximately $2,945,000.  We made fewer shipments of Radix computer hardware and eXtremeTAG RFID tags during the fiscal year-to-date period which led to a sales decrease of approximately $454,000.  Overall poor international economic conditions adversely impacted sales to many of our largest international Radix customers during the current fiscal year.  However, we expect sales of the Radix FW950/960, its related peripherals and product enhancements, which have been positively received by the market, and our eXtremeTAG RFID solutions to increase over the next few quarters.  We are aggressively marketing the Radix computer hardware and our eXtremeTAG RFID solutions in both domestic and international markets.  Recurring maintenance contract revenues posted a decrease for the fiscal year ended April 30, 2012 of approximately $253,000, or 22.8%, as a result of fewer Radix units covered under maintenance contracts that were largely the result of continuing budgetary constraints at many of our municipal customers that led them to discontinue their maintenance plans.  Although we forecast an increase in sales of mobile data acquisition products during the next fiscal year, we expect maintenance contract revenues to decrease due to continued budgetary constraints in our current municipal government customer base.

EMS.  Sales for the EMS business segment were approximately $13,162,000, a decrease of $645,000, or 4.7%, from $13,807,000 in the prior fiscal year. The decrease was the result of reduced sales to some existing customers due to the stagnant economy and continued uncertain business conditions, combined with our elimination of certain lower margin customers stemming from our focus on improving the business segment gross margins.  The success of these actions is evident with the increase shown in EMS gross margins for the year-to-date period even as revenues decreased.  Based on recent levels of EMS bookings and feedback from existing customers, it is our expectation EMS revenues are likely to decline slightly in the near term as compared to sales levels over the last few quarters.  We further anticipate that our EMS sales and marketing efforts and our focus on adding customers that can benefit from our proprietary technologies, will lead to moderate growth in EMS sales and margins over the longer term.  It should be noted that continued uncertainty regarding future economic conditions could adversely impact sales over the next few quarters as well as future bookings.

Other Revenues.  Additional miscellaneous revenues, which have been allocated between the business segments for segment disclosure purposes, totaled approximately $847,000 for the 2012 fiscal year.  These revenues are related to service and repair, technical consulting fees, engineering services, and freight billings.  These sales totaled approximately $734,000 in fiscal year 2011.

Total consolidated backlog at April 30, 2012 was approximately $7,905,000, an increase of approximately $2,147,000, or 37.3%, from a total backlog of $5,758,000 on April 30, 2011 and a decrease of $2,048,000, or 20.6%, from a total backlog of $9,953,000 on January 31, 2012.  EMS orders typically specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of proprietary products and EMS sales varies.

The following table presents the backlog by business segment for the periods ended April 30, 2012, January 31, 2012, and April 30, 2011 (in thousands).

	April 30, 2012	January 31, 2012	April 30, 2011
EMS	$7,750	$9,438	$4,936
Proprietary products	155	515	822
Total backlog	$7,905	$9,953	$5,758

Gross margin for fiscal 2012 was 36.3% of sales, or $8,395,000, compared to 33.5% of sales, or $7,880,000, for fiscal 2011.  This was an increase in gross margin of $515,000, or 6.5%, from the prior fiscal year.

Gross margin for the proprietary products business segment was approximately $5,158,000, or 51.9% of sales, for fiscal 2012 as compared to $4,911,000, or 50.4% of sales, for fiscal 2011.  The increase in gross margin for proprietary products and services of approximately $247,000 was due to the overall increase in proprietary product sales as well as the specific product mix.

Gross margin for the EMS business segment was $3,237,000, or 24.6% of sales, an increase of $268,000, from $2,969,000, or 21.5% of sales, from the prior fiscal year.  This overall increase occurred even as EMS sales decreased during the fiscal year as we focused on improving EMS gross margins through increases in production efficiency and the elimination of less profitable accounts.

We expect that consolidated gross margins over the next few quarters will continue in the range of 32% to 37%.  This expectation is based on our forecasted production mix of proprietary products and EMS production which impacts our manufacturing efficiency and gross margins.  We do anticipate continued increases in proprietary product revenues as a percentage of our overall total sales volume and we continue to work to increase our EMS margins through productivity improvements and new OEM production opportunities.

Selling, general and administrative (“SG&A”) expenses totaled approximately $6,275,000 for the 2012 fiscal year.  This was an increase of $26,000, or 0.4%, from total SG&A expenses of $6,249,000 for the year ended April 30, 2011.  SG&A expenses were 27.2% of sales for the year-to-date period as compared to 26.5% of sales for fiscal 2011.

Research and development expenses increased $72,000, to $1,438,000 for the year ended April 30, 2012.  This was the result of an approximate $237,000 increase in engineering personnel and personnel related expenses for additional engineering design resources and new product development, offset slightly by reductions in product support costs of $95,000 and a decrease in contract labor expenses of approximately $70,000.

Selling and marketing expenses increased approximately $729,000 for the year ended April 30, 2012 to $2,143,000 from $1,414,000 for the year ended April 30, 2011.  The increase was primarily the product of larger sales commissions due to growing proprietary product sales, an increase in personnel expenses for additional sales representatives including an increase tied to our international sales efforts, and an increase in travel expenses.

General and administrative expenses decreased approximately $775,000 from the prior fiscal year.  The decrease was due to a number of factors, including reductions in royalty expense due to the expiration of a royalty agreement at the end of the 2011 fiscal year, the expiration of an office lease that was assumed in the SensorCast acquisition, and a reduction in bad debt expense from the prior fiscal year when a specific customer’s account was severely impacted by the economic recession.

SG&A expenses over the next few quarters are expected to increase slightly over the last few fiscal quarters as a result of our continued investments in personnel, systems and capabilities. We plan to continue investing in sales and marketing and to accelerate new product development for our proprietary product lines.

Operating income for fiscal 2012 was $2,120,000, an increase of approximately $489,000 from an operating income of $1,631,000 for the year ended April 30, 2011.

Financial expenses, including interest expense, were $155,000 and $296,000 for the fiscal years ended April 30, 2012 and 2011, respectively.  This decrease of $141,000 resulted from the decrease in the total outstanding borrowings compared to the previous fiscal year in addition to the reduction of the interest rate on the Industrial Revenue Bonds during the period.  During the fiscal year ended April 30, 2012, there were no additional net borrowings on the operating line of credit and we paid $1,200,000 toward the line of credit that lowered the total amount outstanding to $750,000.  As of April 30, 2012, there was also $2,985,000 outstanding in current and long-term borrowings compared to $3,144,000 at April 30, 2011.  These long-term borrowings represent the Industrial Revenue Bonds related to our headquarters and production facility built in 2006.   We plan to continue making regular payments on our operating line of credit and our scheduled payments on the Industrial Revenue Bonds which will lower the total amount of outstanding borrowings, but we may utilize the operating line of credit to fund increases in production activity when necessary.

Income tax expenses totaled approximately $746,000 for the year ended April 30, 2012 as a result of the income recorded for the period.  Income tax expenses of approximately $463,000 were reported for the year ended April 30, 2011.  Income taxes are originally based on a 39% blended tax rate for both federal and state taxes.  The effective income tax rate was 38.0% and 34.7% for the years ended April 30, 2012 and 2011, respectively and included, in the current and prior fiscal year, the recognition of certain state income tax credits and the benefit derived from the domestic manufacturing deduction.

As a combined result of the above factors, net income earned was $1,219,000, or $0.32 per diluted share, for fiscal 2012 as compared to net income of $872,000, or $0.22 per diluted share, as reported for fiscal 2011, an increase of 39.8%.

Impact of Inflation and Changing Prices

Inflation and the effect of changing prices over the past two fiscal years have had minimal impact on our financial position and our results of operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $324,000 to $136,000 as of April 30, 2012 compared to $460,000 at April 30, 2011.  This decrease was primarily the result of the reduction in debt balances and purchases of equipment offset by cash provided by operations which was the result of net income and collections of accounts receivable.

Operating activities.  Cash provided by operating activities was approximately $1,225,000 during the year ended April 30, 2012, which resulted primarily from $1,219,000 of net income for the period and $695,000 of non-cash earnings adjustment items such as depreciation, amortization, stock compensation expense, and an increase in the provision for doubtful accounts.  Our consolidated working capital increased approximately $391,000 from $6,738,000 at the end of the 2011 fiscal year to $7,129,000 at the end of the 2012 fiscal year.  The increase was primarily due to the reduction in current liabilities such as accounts payable and accrued expenses slightly offset by a decrease in current assets like accounts receivable and cash.    Operating cash receipts during fiscal 2012 totaled over $23,275,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $22,050,000. We utilize our line of credit when necessary in order to pay suppliers and meet operating cash requirements.

Investing activities.  Cash used in investing activities totaled $267,000 during the year ended April 30, 2012 as a product of purchases of equipment.  During the year ended April 30, 2011, cash used in investing activities totaled $43,000 which also resulted from purchases of equipment.  Anticipated future purchases of equipment and cash used in investing activities is expected to increase slightly from the amounts expended in fiscal 2012 to enhance productivity and upgrade equipment.

Financing activities.  As of April 30, 2012, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2013.  As of April 30, 2012, there were $750,000 in borrowings outstanding on the operating line of credit.  The total amount of borrowing base for the line of credit as of April 30, 2012 was approximately $4,682,000, with $3,932,000 available.  The line is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is determined by our debt-to-tangible net worth ratio.  The interest rate on the line of credit is based on the prime rate (3.25% at April 30, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate was set to the interest rate floor of 3.5% on April 30, 2012.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of April 30, 2012 we were in compliance with all covenants.  For the year ended April 30, 2012 there were no additional net borrowings on the operating line of credit.  Total payments on the line of credit were $1,200,000 and $1,750,000 for the years ended April 30, 2012 and 2011, respectively.  Effective September 1, 2011, the 5-year adjustable interest rate on our Industrial Revenue Bonds was reset to 1.89% through September 1, 2016.  Payments on long-term debt totaled approximately $159,000 for the year ended April 30, 2012 and $128,000 for the year ended April 30, 2011.  Additionally, proceeds of approximately $77,000 and $2,000 were the result of cash provided by the exercise of stock options during the fiscal years ended April 30, 2012 and 2011, respectively.

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

Contractual Obligations

We have a $6,000,000 line of credit that expires on October 30, 2013.  The line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory which totaled approximately $4,682,000 as of April 30, 2012.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and was 3.5% on April 30, 2012.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of April 30, 2012 we were in compliance with all covenants.  Our long-term financing also includes Industrial Revenue Bonds that are secured by our production and headquarters facility and the bonds are paid in monthly principal and interest payments.  The bonds’ 5-year adjustable interest rate is based on 5-year United States Treasury Notes, plus 0.45% (1.89% as of April 30, 2012).  This rate was reset on September 1, 2011 in accordance with the terms of the bonds and will be in force until September 1, 2016.

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

Warranty Reserve.  We have established a warranty reserve for rework, product warranties and customer refunds.  We provide a limited warranty for a period of one year from the date of receipt of our products by our customers.  Our customers may also elect to purchase an extended warranty.  Our standard warranties require us to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues.  The product warranty liability reflects management’s best estimate of probable liability under our product warranties.

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

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for us for the four fiscal quarters of the years ended April 30, 2012 and 2011.  This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of management, reflects all adjustments for a fair presentation thereof.  The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Three Months Ended
	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
	(In thousands, except per share data)
Sales	$5,673	$6,133	$5,218	$6,080
Gross margin	2,004	2,097	1,990	2,304
Operating income	389	483	473	775
Income before taxes	332	443	442	748
Net income	$213	$278	$262	$466
Net income per share – basic	$0.06	$0.07	$0.07	$0.12
Net income per share – diluted	$0.05	$0.07	$0.07	$0.12
Net cash (used in) provided by operating activities	$643	$111	$(36)	$507

	Three Months Ended
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
	(In thousands, except per share data)
Sales	$5,182	$5,479	$6,109	$6,784
Gross margin	1,745	1,729	2,048	2,358
Operating income	246	254	429	702
Income before taxes	162	179	356	638
Net income	$107	$101	$262	$402
Net income per share – basic	$0.03	$0.03	$0.07	$0.10
Net income per share – diluted	$0.03	$0.03	$0.07	$0.09
Net cash (used in) provided by operating activities	$435	$(103)	$915	$639

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Accounting Standards Codification (“ASC”) Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus on the FASB Emerging Issues Task Force (“EITF”)); effective for years beginning after June 15, 2010.  Vendors often provide multiple products and/or services to their customers as part of a single arrangement.  These deliverables may be provided at different points in time or over different time periods.  The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements.  The issuance of ASU 2009-13 amends ASC Topic 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated.  The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting.  The adoption of ASU No. 2009-13 did not have an impact to our financial statements or results from operations.

 In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We do not expect any impact on our financial statements upon adopting ASU No. 2011-05.

In September 2011 the FASB issued ASC Topic 350, Intangibles – Goodwill and Other, which amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.  The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The revised standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  However, early adoption is allowed and we elected to adopt this standard during the current fiscal year.  Nevertheless, we decided to complete the discounted cash flow analysis and not assess the qualitative factors as allowed by the new ASC.   There was no material effect on our financial statements or results of operations upon the adoption of this standard.

Forward-Looking Statements

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Elecsys Corporation and Subsidiary (the Company) as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiary as of April 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Kansas City, Missouri
July 30, 2012

Elecsys Corporation and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)

	April 30, 2012	April 30, 2011
ASSETS
Current assets:
Cash	$136	$460
Accounts receivable, less allowances of $165 and $144, respectively	2,631	2,801
Inventories, net	5,940	5,880
Prepaid expenses	61	69
Income tax refund claims receivable	13	--
Deferred taxes	752	662
Total current assets	9,533	9,872

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,513	3,333
	8,645	8,465
Accumulated depreciation	(3,350)	(3,072)
	5,295	5,393

Goodwill	1,942	1,942
Intangible assets, net	1,886	2,100
Other assets, net	51	60
Total assets	$18,707	$19,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$825	$1,248
Accrued expenses	1,393	1,701
Income taxes payable	5	51
Current maturities of long-term debt	181	134
Total current liabilities	2,404	3,134

Deferred taxes	485	396
Long-term debt, less current maturities	3,554	4,960

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,884,012 at April 30, 2012 and 3,789,012 at April 30, 2011	39	38
Additional paid-in capital	11,166	10,999
Retained earnings (accumulated deficit)	1,059	(160)
Total stockholders' equity	12,264	10,877
Total liabilities and stockholders' equity	$18,707	$19,367

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2012	2011
Sales	$23,104	$23,554
Cost of products sold	14,709	15,674
Gross margin	8,395	7,880

Selling, general and administrative expenses:
Research and development expense	1,438	1,366
Selling and marketing expense	2,143	1,414
General and administrative expense	2,694	3,469
Total selling, general and administrative expenses	6,275	6,249

Operating income	2,120	1,631

Financial income (expense):
Interest expense	(152)	(288)
Other expense, net	(3)	(8)
	(155)	(296)

Net income before income tax expense	1,965	1,335

Income tax expense	746	463

Net income	$1,219	$872

Net income per share information:
Basic	$0.32	$0.23
Diluted	$0.32	$0.22

Weighted average common shares outstanding:
Basic	3,796	3,789
Diluted	3,844	3,900

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2010	3,788	$38	$10,961	$(1,032)	$9,967
Net income	--	--	--	872	872
Exercise of stock options	1	--	2	--	2
Share-based compensation expense	--	--	36	--	36
Balance at April 30, 2011	3,789	$38	$10,999	$(160)	$10,877
Net income	--	--	--	1,219	1,219
Exercise of stock options	95	1	76	--	77
Share-based compensation expense	--	--	91	--	91
Balance at April 30, 2012	3,884	$39	$11,166	$1,059	$12,264

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,219	$872
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	91	36
Depreciation	359	402
Amortization	217	223
Provision for doubtful accounts	23	125
Loss on disposal of equipment	6	13
Deferred taxes	(1)	(91)
Changes in operating assets and liabilities:
Accounts receivable	147	(344)
Inventories	(60)	163
Income tax refund claims receivable	(13)	486
Accounts payable	(423)	(477)
Accrued expenses	(308)	407
Income taxes payable	(46)	51
Other, net	14	20
Net cash provided by operating activities	1,225	1,886

Cash Flows from Investing Activities:
Purchases of property and equipment	(267)	(43)
Net cash (used in) investing activities	(267)	(43)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	77	2
Principal payments on long-term debt	(159)	(128)
Principal payments on notes payable to bank	(1,200)	(1,750)
Net cash (used in) financing activities	(1,282)	(1,876)
Net (decrease) in cash	(324)	(33)
Cash at beginning of year	460	493
Cash at end of year	$136	$460

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$166	$292
Cash paid during the period for income taxes	792	16

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Consolidated Financial Statements

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. The Company’s primary markets include energy production and distribution, agriculture, safety and security systems, water management, and transportation.  The Company’s proprietary products and services encompass rugged remote monitoring, industrial data communication, mobile computing, and radio frequency identification (“RFID”) technologies that are deployed wherever high quality and reliability are essential. The Company develops, manufactures, and supports proprietary technology and products for various markets under several premium brand names.  In addition to its proprietary products, the Company designs and manufactures rugged and reliable custom electronic assemblies and integrated display modules for multiple original equipment manufacturers (“OEMs”) in a variety of industries worldwide.

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

In September 2011 the FASB issued ASC Topic 350, Intangibles – Goodwill and Other, which amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.  The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  However, early adoption is allowed and we elected to adopt this standard during the current fiscal year.  Nevertheless, we decided to complete the discounted cash flow analysis and not assess the qualitative factors as allowed by the new ASC.  There was no material effect on our financial statements or results of operations upon the adoption of this standard.

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

Total Company sales to the five largest customers were 43% of total sales in fiscal 2012 with sales to two customers accounting for 20% and 12% of total sales.  Sales to the five largest customers in fiscal 2011 totaled 39% of total sales which included sales to the two customers that amounted to 16% and 13% of total sales.  The loss of one or more of these major customers would have a material adverse effect on the Company’s business.

The carrying amount of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and the current portion of long-term debt are at approximate fair value because of the short-term nature of these items.

The carrying value of the Company’s long-term debt approximates fair value as both the operating line of credit and the Industrial Revenue Bonds include a variable interest rate component.  The operating line of credit was refinanced in October 2011 and its interest rate is tied to both the prime interest rate and the Company’s debt-to-tangible net worth ratio.  The Industrial Revenue Bonds interest rate was reset in September 2011.

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31), and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment was identified as of January 31, 2012.

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

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expense charged to operations amounted to approximately $16,000 and $29,000 for the years ended April 30, 2012 and 2011, respectively.

2.             INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

		April 30, 2012		April 30, 2011
Intangible Asset Description	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10 – 15	$852	$(336)	$852	$(268)
Customer relationships	5 – 15	1,040	(386)	1,040	(310)
Trade name	15	530	(165)	530	(129)
Technologies	13 – 15	475	(124)	475	(90)
		$2,897	$(1,011)	$2,897	$(797)

Amortization expense of intangible assets for the years ended April 30, 2012 and 2011 was approximately $214,000 and $219,000, respectively. Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2013	$202
2014	202
2015	187
2016	166
2017	166

The carrying amount of the Company’s goodwill at April 30, 2012 and 2011 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the years ended April 30, 2012 and 2011.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of April 30, 2012, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.

3.             INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $677,000 and $623,000, at April 30, 2012 and 2011, respectively, are summarized by major classification as follows (in thousands):

	April 30, 2012	April 30, 2011
Raw material	$2,684	$2,926
Work-in-process	707	858
Finished goods	2,549	2,096
	$5,940	$5,880

The Company has entered into supplier arrangements with some of its larger customers that allow for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2012 and 2011, finished goods inventory of approximately $696,000 and $332,000, respectively, was directly related to those customer agreements.

4.             PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of April 30, 2012, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 28, 2011 to extend the expiration date of the line of credit to October 30, 2013.    The total amount of borrowing base for the line of credit as of April 30, 2012 was approximately $4,682,000, of which $3,932,000 was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on April 30, 2012.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The $750,000 in borrowings outstanding on the line of credit as of April 30, 2012 is presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	April 30, 2012	April 30, 2011
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of April 30, 2012), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,985	$3,144

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at April 30, 2012) plus/minus 0.5% performance based interest with an interest rate floor of 3.5%, due in full on October 30, 2013, secured by accounts receivable and inventory. The interest rate as of April 30, 2012 was 3.5%.	750	1,950
	3,735	5,094
Less current maturities	181	134
Total long-term debt	$3,554	$4,960

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2013	$181
2014	935
2015	189
2016	192
2017	196
Thereafter	2,042
$3,735

5.             SEGMENT REPORTING

The Company operates and measures the sales and gross margins of two primary business segments, Custom Electronic Manufacturing Services (“EMS”) and Proprietary Products (“Proprietary”).   The EMS business segment consists primarily of custom electronic assemblies, engineering services, custom liquid crystal displays and other interface technologies. The Proprietary business segment is made up of remote monitoring hardware and messaging services, ultra-rugged handheld computers, peripherals and maintenance contract revenues, and RFID solutions.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.

	Year Ended April 30, 2012
	EMS	Proprietary	Total

Total sales	$13,162	$9,942	$23,104

Segment gross margin	$3,237	$5,158	$8,395

Goodwill	$--	$1,942	$1,942

	Year Ended April 30, 2011
	EMS	Proprietary	Total

Total sales	$13,807	$9,747	$23,554

Segment gross margin	$2,969	$4,911	$7,880

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Years Ended April 30,
	2012	2011
Products and services:
Electronic manufacturing	$12,734	$13,412
Remote monitoring solutions	6,534	5,928
Industrial data communications	711	535
Mobile data acquisition	2,278	2,945
Other services:
EMS related services	428	395
Proprietary product related services	419	339
Total sales	$23,104	$23,554

The Company had total export sales of approximately $1,505,000 and $1,628,000 for the years ended April 30, 2012 and 2011, respectively.  The top three export markets for the Company’s products and services for the year ended April 30, 2012 were South Africa, Canada and Thailand.  For the year ended April 30, 2011, the top three export markets were South Africa, Canada, and Brazil.

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2012	2011
Warranty reserve balance at beginning of period	$165	$221
Expense accrued	148	99
Warranty costs incurred	(150)	(155)
Warranty reserve balance at end of period	$163	$165

7.             OPERATING LEASES

The Company has a number of office equipment leases which will begin to expire in January 2013 through March 2016.  Rent expense under all operating leases was approximately $22,000 and $83,000 for the years ended April 30, 2012 and 2011, respectively.  The following table presents the Company’s future obligations for minimum lease payments (in thousands):

Years Ended April 30,	Amount
2013	$16
2014	12
2015	1
2016	1

8.             NET INCOME PER SHARE

The following table presents the components of the calculation of basic and diluted income (loss) per share (in thousands):

	Years Ended April 30,
	2012	2011
Numerator:
Net income	$1,219	$872

Denominator:
Weighted average common shares outstanding – basic	3,796	3,789
Effect of dilutive options outstanding	48	111
Weighted average common shares outstanding – diluted	3,844	3,900

Options to purchase 75,750 and 46,750 shares of common stock as of the years ended April 30, 2012 and 2011, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

9.             STOCK OPTIONS

At April 30, 2012, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of April 30, 2012, there were options remaining outstanding to acquire 174,250 shares of common stock under the 1991 Plan.

In September 2010, the Company’s stockholders approved a second equity-based compensation plan.  The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of April 30, 2012, there were options outstanding to acquire 60,000 shares of common stock and 7,200 shares of restricted common stock awards granted under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted average assumptions for the indicted periods.

	Year Ended April 30,
	2012	2011
Risk-free interest rate	2.97%	2.20%
Expected life, in years	6	6
Expected volatility	73.43 – 73.61%	62.45%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.60%	9.30%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the years ended April 30, 2012 and 2011, there were no exercises of stock options which triggered tax benefits.

At April 30, 2012, there was approximately $168,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.10 years.

The following tables represent equity award activity for the years ended April 30, 2012 and 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2010	257,750	$2.36	4.23 Years
Granted	26,000	3.88
Exercised	(1,500)	1.69
Forfeited	(2,500)	--
Outstanding options at April 30, 2011	279,250	$2.48	3.77 Years
Granted	85,000	5.11
Exercised	(95,000)	0.81
Forfeited	(35,000)	--
Outstanding options at April 30, 2012	234,250	$3.78	5.32 Years

Outstanding exercisable at April 30, 2012	155,750	$3.26	3.51 Years

	Number of Shares	Weighted- Average Price	Weighted- Average Remaining Contract Life
Outstanding awards at April 30, 2011	--	$--
Granted	7,200	5.01
Exercised	--	--
Forfeited	--	--
Outstanding awards at April 30, 2012	7,200	$5.01	9.00 Years

Outstanding vested at April 30, 2012	--	$--

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 26,750 and 312,800, respectively, at April 30, 2012.  At April 30, 2012 the aggregate intrinsic value of options outstanding was approximately $393,000, and the aggregate intrinsic value of options exercisable was approximately $349,000.  The Company recognized share-based compensation expense of $91,000 and $36,000 for the years ended April 30, 2012 and 2011, respectively.

During the year ended April 30, 2012, the Company granted 85,000 options that had a weighted average grant date fair value of $5.11 per share.  The Company also granted 7,200 restricted stock awards whose average grant date fair value was $5.01 per restricted share.

The following table summarizes information about equity awards outstanding at April 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at April 30, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2012	Weighted- Average Exercise Price
$0.01 - $1.00	--	--	--	--	--
$1.01 - $2.00	47,500	0.59 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	111,000	5.18 years	$3.73	92,500	$3.71
$4.01 - $5.00	--	--	--	--	--
$5.01 - $6.00	65,000	8.82 years	$5.17	5,000	$5.90
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	6.36 years	$7.05	10,750	$7.05
Total	234,250	5.32 years	$3.78	155,750	$3.26

10.           INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at April 30, 2012 and 2011 are as follows (in thousands):

	Years Ended April 30,
	2012	2011
Deferred tax assets:
Current:
Accrued expenses	196	197
Inventories	490	465
Other	66	--
Total deferred tax assets	752	662

Deferred tax liabilities:
Property and equipment	(345)	(298)
Other	(140)	(98)
Total deferred tax liabilities	(485)	(396)

Net deferred tax asset	$267	$266

	Years Ended April 30,
	2012	2011
Current tax expense	$747	$554
Deferred tax expense (benefit)	(1)	(91)
	$746	$463

The income tax benefit differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30,
	2012	2011
Expense at federal statutory rate	$668	$454
Permanent tax differences	(16)	(27)
State tax expense, net of federal tax	98	67
Change in ASC 740 reserve	--	(16)
Other	(4)	(15)
	$746	$463

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

In previous fiscal years, the Company recognized an additional $97,000 of income tax expense, including $14,000 relating to penalties and interest, for potential state income tax liability in various states for tax years 2003 through 2009.  During fiscal 2011, the state income tax liability was reduced by $16,000 as a result of expiring statute of limitations.  There is no remaining potential state income tax liability as of April 30, 2012 and 2011 relating to this previously recognized liability.  As of April 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  A reconciliation of the total amounts of unrecognized tax benefits for the years ended April 30, 2012 and 2011 are presented below (in thousands):

	Years Ended April 30,
	2012	2011
Unrecognized tax benefits, beginning of period	$--	$16
Lapse of statute of limitations	--	(16)
Unrecognized tax benefits, end of period	$--	$--

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within tax expense.

It is reasonably possible that a change in the gross balance of unrecognized tax benefits may occur within the next 12 months.  An estimate of the range of such gross changes cannot be made at this time.  However, the Company does not expect the changes to have a significant impact on its effective tax rate or expected cash payments for income taxes within the next 12 months.

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With a few exceptions, we are no longer subject to Internal Revenue Service (IRS), state or local income tax examinations by tax authorities for the years before the fiscal year ended 2007.  As of April 30, 2012, the Company is not currently under examination by any taxing jurisdiction.

11.           EMPLOYEE BENEFIT PLAN

The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service.  Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations.  The Company’s contribution matches the employee’s first 1% contribution plus an additional 50% of each employee's contribution up to the next 5% to a maximum of 6% of the employee's annual compensation.  Participants in the plan may direct the Company’s contribution into mutual funds and money market funds.  Additionally, the Company may make discretionary contributions to the plan.  For the years ended April 30, 2012 and 2011, Company contributions to the plans amounted to approximately $155,000 and $144,000, respectively.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, management concluded that, as of April 30, 2012, our internal control over financial reporting was effective.

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

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed pursuant to this Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2012.

Item 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2012.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2012.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2012.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2012.

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

ELECSYS CORPORATION

Date: July 30, 2012		/s/ Karl B. Gemperli
	By:	Karl B. Gemperli
President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Karl B. Gemperli	Date: July 30, 2012
Karl B. Gemperli President, Chief Executive Officer and Director Principal Executive Officer

/s/ Todd A. Daniels	Date: July 30, 2012
Todd A. Daniels Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

/s/ Robert D. Taylor	Date: July 30, 2012
Robert D. Taylor Chairman of the Board of Directors

/s/ Stan Gegen	Date: July 30, 2012
Stan Gegen Director

/s/ Casey Coffman	Date: July 30, 2012
Casey Coffman Director

 EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1	Articles of Incorporation

(a)
The amended Articles of Incorporation of the Company dated September 14, 1994, attached as Exhibit 3.1 pages 19-55 of the Company’s Form 10-KSB, filed July 31, 1995 with the Securities and Exchange Commission is incorporated herein by reference.

(b)
An amendment to the Articles of Incorporation of the Company dated November 1, 2000, attached as Exhibit 4.2 of the Company’s Form S-8, filed June 19, 2000 with the Securities and Exchange Commission, and is incorporated herein by reference.

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

(v) Second Amendment to Secured Loan Agreement dated October 28, 2011 with UMB Bank, N.A.

14	Code of Ethics

21	Subsidiaries of the Company

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer)

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)