Form 10-Q
period 2012-07-31
ELECSYS CORP
filed 2012-09-10
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   July 31, 2012.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,886,412 shares outstanding as of September 1, 2012.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended July 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2012	2011
Sales	$4,257	$5,673
Cost of products sold	2,868	3,669
Gross margin	1,389	2,004

Selling, general and administrative expenses:
Research and development expense	406	342
Selling and marketing expense	524	538
General and administrative expense	687	735
Total selling, general and administrative expenses	1,617	1,615

Operating (loss) income	(228)	389

Financial expense:
Interest expense	(21)	(57)
Total financial expense	(21)	(57)

Net (loss) income before income tax (benefit) expense	(249)	332

Income tax (benefit) expense	(88)	119

Net (loss) income	$(161)	$213

Net (loss) income per share information:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.05

Weighted average common shares outstanding:
Basic	3,885	3,789
Diluted	3,885	3,930

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	July 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77	$136
Accounts receivable, less allowances of $177 and $165, respectively	1,700	2,631
Inventories, net	5,884	5,940
Prepaid expenses	76	61
Income tax refund claims receivable	148	13
Deferred taxes	697	752
Total current assets	8,582	9,533

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,549	3,513
Total property and equipment, gross	8,681	8,645
Accumulated depreciation	(3,426)	(3,350)
Total property and equipment, net	5,255	5,295

Goodwill	1,942	1,942
Intangible assets, net	1,836	1,886
Other assets, net	50	51
Total assets	$17,665	$18,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$871	$825
Accrued expenses	1,240	1,393
Income taxes payable	--	5
Current maturities of long-term debt	183	181
Total current liabilities	2,294	2,404

Deferred taxes	483	485
Long-term debt, less current maturities	2,758	3,554

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,886,412 at July 31, 2012 and 3,884,012 at April 30, 2012	39	39
Additional paid-in capital	11,193	11,166
Retained earnings	898	1,059
Total stockholders' equity	12,130	12,264
Total liabilities and stockholders' equity	$17,665	$18,707

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2011	3,789	$38	$10,999	$(160)	$10,877
Net income	--	--	--	1,219	1,219
Exercise of stock options	95	1	76	--	77
Share-based compensation expense	--	--	91	--	91
Balance at April 30, 2012	3,884	$39	$11,166	$1,059	$12,264
Net loss	--	--	--	(161)	(161)
Issue of restricted stock	2	--	--	--	--
Share-based compensation expense	--	--	27	--	27
Balance at July 31, 2012 (unaudited)	3,886	$39	$11,193	$898	$12,130

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended July 31,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(161)	$213
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	27	25
Depreciation	85	92
Amortization	51	55
Provision for doubtful accounts	12	3
Loss on disposal of equipment	--	3
Deferred income taxes	53	(19)
Changes in operating assets and liabilities:
Accounts receivable	919	426
Inventories	56	(49)
Income tax payable	(140)	(27)
Accounts payable	46	356
Accrued expenses	(153)	(425)
Other	(14)	(10)
Net cash provided by operating activities	781	643

Cash Flows from Investing Activities:
Purchases of property and equipment	(46)	(197)
Net cash (used in) investing activities	(46)	(197)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(750)	(500)
Principal payments on long-term debt	(44)	(33)
Net cash (used in) financing activities	(794)	(533)
Net (decrease) in cash and cash equivalents	(59)	(87)
Cash and cash equivalents at beginning of period	136	460
Cash and cash equivalents at end of period	$77	$373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$22	$60
Cash received (paid) during the period for income taxes	1	(164)

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
July 31, 2012
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

The carrying value of the Company’s long-term debt approximates fair value as the Industrial Revenue Bonds include a variable interest rate component.  The Industrial Revenue Bonds interest rate was reset in September 2011.

Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted this standard at the beginning of its 2013 fiscal year without any impact on its financial statements.

In September 2011 the FASB issued ASC Topic 350, Intangibles – Goodwill and Other, which amends the existing standards related to annual and interim goodwill impairment tests.  Current guidance requires companies to test goodwill for impairment, at least annually, using a two-step process. The updated guidance provides companies with the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, companies are no longer required to calculate the fair value of a reporting unit unless they determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.  The new guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The revised standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  However, early adoption is allowed and the Company elected to adopt this standard beginning with the annual goodwill impairment test in January 2012.  The revised standard did not have a material effect on the Company’s financial statements or results of operations.

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

Inventories
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing multiple annual time horizons ranging from 24-months to 60-months.  Individual part numbers that have not been used in each of the time horizons are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are allowed for as part of the quarterly inventory write-down.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years
Building and improvements	39
Equipment	3-8

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of July 31, 2012.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.

The balance sheet at April 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-K for the year ended April 30, 2012.

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

		July 31, 2012		April 30, 2012
Intangible Asset Description	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10 – 15	$852	$(354)	$852	$(336)
Customer relationships	5 – 15	1,040	(401)	1,040	(386)
Trade name	15	530	(173)	530	(165)
Technologies	13 – 15	475	(133)	475	(124)
		$2,897	$(1,061)	$2,897	$(1,011)

Amortization expense for the three-month periods ended July 31, 2012 and 2011 was approximately $51,000 and $55,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2013 (remaining)	$151
2014	202
2015	187
2016	166
2017	166

The carrying amount of the Company’s goodwill at July 31, 2012 and April 30, 2012 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month period ended July 31, 2012.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of July 31, 2012, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $652,000 and $677,000 for the periods ended July 31, 2012 and April 30, 2012, respectively, are summarized by major classification as follows (in thousands):

	July 31, 2012	April 30, 2012
Raw material	$2,453	$2,684
Work-in-process	787	707
Finished goods	2,644	2,549
	$5,884	$5,940

5.           STOCK-BASED COMPENSATION

At July 31, 2012, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of July 31, 2012, there were options remaining outstanding to acquire 174,250 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of July 31, 2012, there were options outstanding to acquire 85,000 shares of common stock and 11,007 shares of restricted common stock awards granted under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended July 31, 2012 and 2011.

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
Risk-free interest rate	2.97%	2.97%
Expected life, in years	6	6
Expected volatility	65.52 – 78.85%	73.43 – 73.61%
Dividend yield	0.0%	0.0%
Forfeiture rate	9.70%	9.60%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three-month periods ended July 31, 2012 and 2011, there were no exercises of stock options which triggered tax benefits.

At July 31, 2012, there was approximately $221,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.57 years.

The following tables represent equity award activity for the three-month period ended July 31, 2012:

Stock Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding options at April 30, 2012	234,250	$3.78	5.32 Years
Granted	25,000	$4.35	9.81 Years
Exercised	--	--
Forfeited	--	--
Outstanding options at July 31, 2012	259,250	$3.84	5.52 Years

Outstanding exercisable at July 31, 2012	175,750	$3.47	3.89 Years

Restricted Stock	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contract Life
Outstanding awards at April 30, 2012	7,200	$5.01	9.00 Years
Granted	6,207	$4.35	9.75 Years
Exercised	2,400	$5.01
Forfeited	--	--
Outstanding awards at July 31, 2012	11,007	$4.64	9.34 Years

Outstanding vested at July 31, 2012	--	$--

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 26,750 and 281,593, respectively, at July 31, 2012.  At July 31, 2012 the aggregate intrinsic value of options and restricted stock outstanding was approximately $126,000, and the aggregate intrinsic value of exercisable options was approximately $126,000.  The Company recognized share-based compensation expense of $27,000 for the three-month period ended July 31, 2012 and $25,000 for the three-month period ended July 31, 2011.  The weighted-average fair value of the options and restricted stock granted in the three-month period ended July 31, 2012 was $4.35 per stock option and $4.35 per restricted share.

The following table summarizes information about equity awards outstanding at July 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2012	Weighted- Average Exercise Price
$0.01 - $1.00	--	--	--	--	--
$1.01 - $2.00	47,500	0.34 years	$1.25	47,500	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	111,000	4.93 years	$3.73	92,500	$3.71
$4.01 - $5.00	25,000	9.81 years	$4.35	--	--
$5.01 - $6.00	65,000	8.57 years	$5.17	25,000	$5.26
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	6.11 years	$7.05	10,750	$7.05
Total	259,250	5.52 years	$3.84	175,750	$3.47

6.           NET (LOSS) INCOME PER SHARE

The following table presents the calculation of basic and diluted (loss) income per share (in thousands):

	Three Months Ended July 31,
	2012	2011
Numerator:
Net (loss) income	$(161)	$213

Denominator:
Weighted average common shares outstanding – basic	3,885	3,789
Effect of dilutive options outstanding	--	141
Weighted average common shares outstanding – diluted	3,885	3,930

Options to purchase 259,250 and 108,950 shares of common stock as of the three-month periods ended July 31, 2012 and 2011, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of July 31, 2012, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 28, 2011 to extend the expiration date of the line of credit to October 30, 2013.  The total amount of borrowing base for the line of credit as of July 31, 2012 was approximately $3,971,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 3.5% on July 31, 2012.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The borrowings outstanding on the line of credit as of April 30, 2012 are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	July 31, 2012	April 30, 2012
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of July 31, 2012), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,941	$2,985

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at July 31, 2012) plus/minus 0.5% performance based interest, due in full on October 30, 2013, secured by accounts receivable and inventory. The interest rate as of July 31, 2012 was 3.5%	--	750
	2,941	3,735
Less current maturities	183	181
Total long-term debt	$2,758	$3,554

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2013 (remaining)	$136
2014	185
2015	189
2016	192
2017	196
Thereafter	2,043
$2,941

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

	Three Months Ended July 31, 2012
	EMS	Proprietary	Total

Total sales	$2,554	$1,703	$4,257

Segment gross margin	$610	$779	$1,389

Goodwill	$--	$1,942	$1,942

	Three Months Ended July 31, 2011
	EMS	Proprietary	Total

Total sales	$3,310	$2,363	$5,673

Segment gross margin	$781	$1,223	$2,004

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended July 31,
	2012	2011
Products and services:
Electronic manufacturing	$2,483	$3,259
Remote monitoring solutions	954	1,615
Industrial data communications	216	117
Mobile data acquisition	434	543
Other services:
EMS related services	71	51
Proprietary product related services	99	88
Total sales	$4,257	$5,673

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Three Months Ended July 31,
	2012	2011
Warranty reserve balance at beginning of period	$163	$165
Expense accrued	9	50
Warranty costs incurred	(24)	(39)
Warranty reserve balance at end of period	$148	$176

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended July 31, 2012 Compared With Three Months Ended July 31, 2011.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	July 31, 2012		July 31, 2011
Sales	4,257	100.0%	5,673	100.0%
Cost of products sold	2,868	67.4%	3,669	64.7%
Gross margin	1,389	32.6%	2,004	35.3%
Selling, general and administrative expenses	1,617	38.0%	1,615	28.5%
Operating (loss) income	(228)	(5.4)%	389	6.9%
Interest expense	(21)	(0.5%)	(57)	(1.0%)
(Loss) income before income tax (benefit) expense	(249)	(5.9)%	332	5.9%
Income tax (benefit) expense	(88)	(2.1)%	119	2.3%
Net (loss) income	$(161)	(3.8)%	$213	3.6%
Net (loss) income per share – basic	$(0.04)		$0.06
Net (loss) income per share – diluted	$(0.04)		$0.05

Sales for the three months ended July 31, 2012 were approximately $4,257,000, a decrease of $1,416,000, or 25.0%, from $5,673,000 for the comparable period of fiscal 2012.

	Three Months Ended
	(In thousands)
	July 31, 2012		July 31, 2011
EMS sales	$2,554	60.0%	$3,310	58.3%
Proprietary product sales	1,703	40.0%	2,363	41.7%
Total Sales	4,257	100.0%	5,673	100.0%

Proprietary products.  Sales of our Proprietary products and services were $1,703,000 for the three-month period ended July 31, 2012, which was a $660,000, or 27.9%, decrease from sales of $2,363,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $954,000 for the three-month period ended July 31, 2012, which was a decrease of $661,000, or 40.9%, from $1,615,000 during the three-month period ended July 31, 2011.  The overall decrease in sales of remote monitoring equipment and services was driven by a slowdown in customer orders received and shipped during the period.  We continue to focus on sales, marketing, and new product development and have seen increases in our recurring data management services.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $236,000, an increase of $43,000, or 22.3%, from data management services revenue of $193,000 reported in the comparable period of the prior fiscal year.  We anticipate, in the current economic environment and based on our new products in development, that over the next few quarters, revenues from our wireless remote monitoring solutions will grow steadily from the current period.  Our targeted markets and potential new customers continue to remain cautious regarding their capital investments in infrastructure.  However, we expect that our continued investment in sales and marketing will begin to produce meaningful additional revenues over the next few fiscal quarters and into the next fiscal year.

Sales of our industrial data communication solutions were approximately $216,000 for the three-month period ended July 31, 2012, which was a $99,000, or 84.6%, increase over the total sales of $117,000 for the three-month period ended July 31, 2011.  The increase is the direct result of increased sales and marketing efforts to the existing customer base and an active pursuit of new customers for the Director series products.  With this new effort, we expect revenues from our industrial communication products to grow over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, maintenance contract revenues, and our eXtremeTAG RFID solutions, were approximately $434,000 for the three-month period ended July 31, 2012. Total sales decreased approximately $109,000, or 20.1%, as compared to the prior year period reported revenues of approximately $543,000.  We made fewer shipments of Radix computer hardware and eXtremeTAG RFID tags during the fiscal year-to-date period.  Overall poor international economic conditions adversely impacted sales to many of our largest international Radix customers during the past fiscal year; however, we have begun to see increased interest in the Radix FW950/960 and its related peripherals.  We believe that improving international economic conditions in specific markets and increased domestic sales of Radix products will provide an overall increase in sales over the next few quarters.  Recurring maintenance contract revenues posted a small decrease for the three-month period ended July 31, 2012 of approximately $18,000, or 7.7%, as a result of fewer Radix units covered under maintenance contracts that were largely the result of continuing budgetary constraints at many of our municipal customers that led them to discontinue their maintenance plans.  Although we forecast an increase in sales of mobile data acquisition products during the next fiscal year, we expect maintenance contract revenues to decrease due to continued budgetary constraints in our current municipal government customer base.

EMS.  Sales for the EMS business segment were approximately $2,483,000, a decrease of $776,000, or 23.8%, from $3,259,000 in the prior year period.  The decrease was the result of reduced sales to our existing customers stemming from uncertain economic and business conditions combined with the elimination of certain lower margin customers as we focus on increasing EMS gross margins.  We expect that our renewed investment in EMS sales and marketing, along with our focus on targeting additional customers likely to benefit from our proprietary technologies, will lead to moderate growth in EMS sales and margins in the second half of the current fiscal year.  However, the prolonged uncertainty regarding future economic conditions will likely have an impact in the near term and could impact current scheduled orders as well as future bookings.  These could adversely influence EMS sales over the next few quarters.

Other revenues.  Additional miscellaneous revenues, which have been allocated between the EMS and Proprietary products business segments for segment disclosure purposes, totaled approximately $170,000 for the three-month period ended July 31, 2012.  These revenues are related to service and repair, engineering services, and freight billings.  These sales totaled approximately $139,000 in the three-month period ended July 31, 2011.

Total consolidated backlog at July 31, 2012 was approximately $8,175,000, an increase of $270,000, or 3.4%, from a total backlog of $7,905,000 on April 30, 2012 and an increase of approximately $2,396,000, or 41.5%, from a total backlog of $5,779,000 on July 31, 2011.  EMS orders usually specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our Proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger Proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of Proprietary products and EMS sales varies.

The following table presents the backlog by business segment for the periods ended July 31, 2012, April 30, 2012, and July 31, 2011 (in thousands).

	July 31, 2012	April 30, 2012	July 31, 2011
EMS	$7,647	$7,750	$5,586
Proprietary products	528	155	193
Total backlog	$8,175	$7,905	$5,779

Gross margin for the three-month period ended July 31, 2012 was 32.6% of sales, or $1,389,000, compared to 35.3% of sales, or $2,004,000, for the three-month period ended July 31, 2011.  The $615,000 reduction of gross margin dollars and the decrease in gross margin percentage was the direct result of lower overall sales volume during the period.

	Three Months Ended
	(In thousands)
	July 31, 2012		July 31, 2011
Gross margin – EMS	$610	23.9%	$781	23.6%
Gross margin – Proprietary products	779	45.7%	1,223	51.8%
Total gross margin	$1,389	32.6%	$2,004	35.3%

Gross margin for the Proprietary products business segment was approximately 45.7% of sales, or $779,000, for the three-month period ended July 31, 2012 as compared to 51.8% of sales, or $1,223,000, for the three-month period ended July 31, 2011.  The decrease in gross margin for the Proprietary products was mainly due to the overall decrease in Proprietary product sales and the specific product mix.

The gross margin for the EMS business segment was $610,000, or 23.9% of sales, compared to $781,000, or 23.6% of sales, for the prior year period.  The decrease of EMS gross margin dollars stemmed from a decrease in sales volumes during the period while the slight increase in gross margin percentage resulted from our continued focus on improving EMS gross margins and the elimination of less profitable accounts.

We expect that consolidated gross margins over the next few quarters will continue in the current range of 32% to 37%.  This expectation is based on our forecasted sales mix of Proprietary products and EMS products and services which impacts our manufacturing efficiency and gross margins.  We continue to work to increase our EMS margins through productivity improvements and new OEM production opportunities and also anticipate increases in Proprietary product revenues as a percentage of our overall total sales volume.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,617,000 for the three-month period ended July 31, 2012.  This was similar to the total SG&A expenses of $1,615,000 for the three-month period ended July 31, 2011.  SG&A expenses were 38.0% of sales for the current fiscal quarter of 2013 as compared to 28.5% of sales for the comparable period for fiscal 2012.

	Three Months Ended
	(In thousands)
	July 31, 2012		July 31, 2011
Research & development expenses	$406	9.5%	$342	6.0%
Selling & marketing expenses	524	12.3%	538	9.5%
General & administrative expenses	687	16.1%	735	13.0%
Total selling, general and administrative expenses	$1,617	38.0%	$1,615	28.5%

Research and development expenses increased $64,000, to $406,000, during the fiscal quarter as compared to the prior year period. This increase was primarily driven by higher engineering personnel expenses of approximately $46,000 resulting from our increased investment in additional product design and an increase of $56,000 in product development costs.  These increases were slightly offset by lower contract labor costs of $23,000 and a $15,000 decrease in recruiting expenses.

Selling and marketing expenses were $524,000 for the three-month period ended July 31, 2012 and $538,000 for the three-month period ended July 31, 2011.  The decrease of $14,000 was the result of changes in sales personnel from the previous year period.  During the third quarter of last fiscal year, we eliminated a sales management position and reallocated those resources to add additional sales people.  The result of this reallocation was a slight reduction in overall personnel expenses of approximately $13,000 and we believe these additional resources will help increase both EMS and Proprietary product revenues over the long term.

General and administrative expenses decreased approximately $48,000 from the comparable period of the prior year.  The decrease was primarily the result of the reduction in professional fees and a slight reduction in personnel expenses as compared to the comparable period of the prior year.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating loss for the three-month period ended July 31, 2012 was approximately $228,000, a decrease of $617,000 from operating income of $389,000 reported for the three-month period ended July 31, 2011.

Financial expense, including interest, was $21,000 and $57,000 for the three-month periods ended July 31, 2012 and 2011, respectively.  The decrease of $36,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period in addition to the reduction of the interest rate on the Industrial Revenue Bonds in fiscal 2012.  During the three-month period ended July 31, 2012, there were no additional net borrowings on the operating line of credit and the Company made payments of $750,000 that eliminated the outstanding balance.  As of January 31, 2012, there was also $2,941,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,166,000 at July 31, 2011.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

The income tax benefit for the three-month period ended July 31, 2012 was approximately $88,000 which was the result of the loss for the period.  For the three-month period ended July 31, 2011, income tax expense was approximately $119,000.  The effective income tax rate was 35.3% and 35.8% for the three-month periods ended July 31, 2012 and 2011, respectively.  The change in the effective tax rate was due to the recognition of certain income tax adjustments and the benefit derived from the domestic manufacturing deduction in the previous period of the prior fiscal year.

As a combined result of the above factors, our net loss was $161,000, or $0.04 per diluted share, for the three-month period ended July 31, 2012 as compared to net income of $213,000, or $0.05 per diluted share, reported for the three-month period ended July 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased $59,000 to $77,000 as of July 31, 2012 compared to $136,000 at April 30, 2012.  This decrease was primarily the result of the debt reduction and purchases of equipment slightly offset by cash provided by collections of accounts receivable and a relatively small decrease in inventory.

Operating activities.  Our consolidated working capital decreased approximately $841,000 during the three-month period ended July 31, 2012.  The decrease was primarily due to a reduction in current assets, primarily accounts receivable and inventory, along with a significantly smaller decrease in current liabilities.  Cash generated from operating activities as a result of a reduction in working capital was used in the reduction of debt during the period as well as some purchases of equipment.  Operating cash receipts totaled approximately $5,188,000 and $6,102,000 during the three-month periods ended July 31, 2012 and 2011, respectively.  The decrease is primarily the result of the decrease in sales and the net loss for the current period in combination with a reduction in receivables as compared to the prior year. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $4,407,000 for the three-month period ended July 31, 2012 and $5,459,000 for the three-month period ended July 31, 2011.

Investing activities.  Cash used in investing activities totaled $46,000 and $197,000 during the three-month periods ended July 31, 2012 and 2011, respectively, as we purchased additional equipment in 2011.

Financing activities.  As of July 31, 2012, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2013.  As of July 31, 2012, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of July 31, 2012 was approximately $3,971,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2012) plus/minus 0.5% and has an interest rate floor of 3.50%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and the rate of 3.50% for the period was the lowest rate allowed under the terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of July 31, 2012 we were in compliance will all covenants.    For the three-month period ended July 31, 2012 there were no additional net borrowings on the operating line of credit.  Total payments on the line of credit were $750,000 for the three-month period while payments on long-term debt totaled approximately $44,000.  Effective September 1, 2011, the 5-year adjustable interest rate on our Industrial Revenue Bonds was reset to 1.89% through September 1, 2016.  For the three-month period ended July 31, 2011, financing activities included $500,000 of cash used in payment on the line of credit and $33,000 in payments on long-term debt.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosure.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECSYS CORPORATION

September 10, 2012	/s/ Karl B. Gemperli
Date	Karl B. Gemperli President and Chief Executive Officer (Principal Executive Officer)

September 10, 2012	/s/ Todd A. Daniels
Date	Todd A. Daniels Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, formatted in Extensible Business Reporting Language (XBRL):
(i)	the Consolidated Balance Sheet,
(ii)	the Consolidated Statement of Operations,
(iii)	the Consolidated Statement of Stockholders’ Equity,
(iv)	the Consolidated Statement of Cash Flows, and
(v)	the Notes to the Consolidated Financial Statements.