Form 10-Q
period 2012-10-31
ELECSYS CORP
filed 2012-12-10
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   October 31, 2012.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,932,912 shares outstanding as of December 3, 2012.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended October 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Sales	$6,138	$6,133	$10,395	$11,806
Cost of products sold	3,728	4,036	6,595	7,705
Gross margin	2,410	2,097	3,800	4,101

Selling, general and administrative expenses:
Research and development expense	427	368	834	710
Selling and marketing expense	582	526	1,107	1,085
General and administrative expense	701	720	1,388	1,435
Total selling, general and administrative expenses	1,710	1,614	3,329	3,230

Operating income	700	483	471	871

Financial income (expense):
Interest expense	(15)	(39)	(36)	(96)
Other income, net	(2)	(1)	(2)	(1)
	(17)	(40)	(38)	(97)

Net income before income tax expense	683	443	433	774

Income tax expense	270	165	181	283

Net income	$413	$278	$252	$491

Net income per share information:
Basic	$0.11	$0.07	$0.06	$0.13
Diluted	$0.11	$0.07	$0.06	$0.13

Weighted average common shares outstanding:
Basic	3,887	3,789	3,886	3,789
Diluted	3,927	3,903	3,926	3,919

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	October 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$527	$136
Accounts receivable, less allowances of $158 and $165, respectively	1,778	2,631
Inventories, net	6,041	5,940
Prepaid expenses	178	61
Income tax refund claims receivable	23	13
Deferred taxes	698	752
Total current assets	9,245	9,533

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,583	3,513
Total property and equipment, gross	8,715	8,645
Accumulated depreciation	(3,510)	(3,350)
Total property and equipment, net	5,205	5,295

Goodwill	1,942	1,942
Intangible assets, net	1,785	1,886
Other assets, net	49	51
Total assets	$18,226	$18,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,174	$825
Accrued expenses	1,098	1,393
Income taxes payable	--	5
Current maturities of long-term debt	183	181
Total current liabilities	2,455	2,404

Deferred taxes	486	485
Long-term debt, less current maturities	2,712	3,554

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,886,912 at October 31, 2012 and 3,884,012 at April 30, 2012	39	39
Additional paid-in capital	11,223	11,166
Retained earnings	1,311	1,059
Total stockholders' equity	12,573	12,264
Total liabilities and stockholders' equity	$18,226	$18,707

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2011	3,789	$38	$10,999	$(160)	$10,877
Net income	--	--	--	1,219	1,219
Exercise of stock options	95	1	76	--	77
Share-based compensation expense	--	--	91	--	91
Balance at April 30, 2012	3,884	$39	$11,166	$1,059	$12,264
Net income	--	--	--	252	252
Issue of restricted stock	3	--	--	--	--
Share-based compensation expense	--	--	57	--	57
Balance at October 31, 2012 (unaudited)	3,887	$39	$11,223	$1,311	$12,573

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended October 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$252	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	57	57
Depreciation	171	183
Amortization	103	112
(Recovery) provision for doubtful accounts	(7)	35
Loss on disposal of equipment	--	6
Deferred income taxes	55	(63)
Changes in operating assets and liabilities:
Accounts receivable	860	317
Inventories	(101)	55
Income tax payable/receivable	(15)	12
Accounts payable	349	157
Accrued expenses	(295)	(606)
Other	(117)	(2)
Net cash provided by operating activities	1,312	754

Cash Flows from Investing Activities:
Purchases of property and equipment	(81)	(230)
Net cash (used in) investing activities	(81)	(230)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(750)	(550)
Principal payments on long-term debt	(90)	(69)
Net cash (used in) financing activities	(840)	(619)
Net increase (decrease) in cash and cash equivalents	391	(95)
Cash and cash equivalents at beginning of period	136	460
Cash and cash equivalents at end of period	$527	$365

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$39	$108
Cash paid during the period for income taxes	141	335

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
October 31, 2012
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

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing multiple annual time horizons ranging from 24-months to 60-months.  Individual part numbers that have not been used in each of the time horizons are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are included in the provision for estimated excess and obsolete inventory.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years
Building and improvements	39
Equipment	3-8

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of October 31, 2012.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.

The balance sheet at April 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-K for the year ended April 30, 2012.

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				October 31, 2012		April 30, 2012
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(371)	$852	$(336)
Customer relationships	5	–	15	1,040	(417)	1,040	(386)
Trade name		15		530	(182)	530	(165)
Technologies	13	–	15	475	(142)	475	(124)
				$2,897	$(1,112)	$2,897	$(1,011)

Amortization expense for the six-month periods ended October 31, 2012 and 2011 was approximately $103,000 and $112,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2013 (remaining)	$99
2014	202
2015	187
2016	166
2017	166

The carrying amount of the Company’s goodwill at October 31, 2012 and April 30, 2012 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month and six-month periods ended October 31, 2012.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreements for its Radix International Corporation (“Radix”) and MBBS, S.A. (“MBBS”) acquisitions in fiscal years 2008 and 2010, respectively.  As of October 31, 2012, the Company has determined that based on the terms of the agreements and current projections, no contingent consideration is expected to be due in either the Radix or MBBS transactions.  As of September 30, 2012, the performance related contingent consideration provision of the asset purchase agreement for Radix expired.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $648,000 and $677,000 for the periods ended October 31, 2012 and April 30, 2012, respectively, are summarized by major classification as follows (in thousands):

	October 31, 2012	April 30, 2012
Raw material	$2,742	$2,684
Work-in-process	915	707
Finished goods	2,384	2,549
	$6,041	$5,940

5.           STOCK-BASED COMPENSATION

At October 31, 2012, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of October 31, 2012, there were options remaining outstanding to acquire 173,750 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of October 31, 2012, there were options outstanding to acquire 85,000 shares of common stock and 11,007 shares of common stock awards granted under the 2010 Plan and still subject to restriction.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month periods ended October 31, 2012 and 2011.

	Six Months Ended October 31, 2012			Six Months Ended October 31, 2011
Risk-free interest rate		2.97%			2.97%
Expected life, in years		6			6
Expected volatility	65.52	–	78.85%	73.43	–	73.61%
Dividend yield		0.0%			0.0%
Forfeiture rate		9.40%			9.20%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the six-month periods ended October 31, 2012 and 2011, there were no exercises of stock options which triggered tax benefits.

At October 31, 2012, there was approximately $191,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.56 years.

The following tables represent equity award activity for the six-month period ended October 31, 2012:

Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2012	234,250	$3.78	5.32 Years
Granted	25,000	$4.35	9. 56 Years
Exercised	500	$1.25
Forfeited	--	--
Outstanding options at October 31, 2012	258,750	$3.84	5.28 Years

Outstanding exercisable at October 31, 2012	183,917	$3.50	3.85 Years

Restricted Stock	Number of Shares	Weighted- Average Price	Weighted- Average Remaining Contract Life
Outstanding awards at April 30, 2012	7,200	$5.01	9.00 Years
Granted	6,207	$4.35	9.50 Years
Exercised	2,400	$5.01
Forfeited	--	--
Outstanding awards at October 31, 2012	11,007	$4.64	9.25 Years

Outstanding vested at October 31, 2012	--	$--

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 26,750 and 281,593, respectively, at October 31, 2012.  At October 31, 2012 the aggregate intrinsic value of options and restricted stock outstanding was approximately $126,000, and the aggregate intrinsic value of exercisable options was approximately $91,000.  The Company recognized share-based compensation expense of $57,000 for the six-month period ended October 31, 2012 and $57,000 for the six-month period ended October 31, 2011.  The weighted-average fair value of the options and restricted stock granted in the six-month period ended October 31, 2012 was $2.67 per stock option and $4.35 per restricted share.

The following table summarizes information about equity awards outstanding at October 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at October 31, 2012	Weighted- Average Exercise Price
$0.01 - $1.00	--	--	--	--	--
$1.01 - $2.00	47,000	0.09 years	$1.25	47,000	$1.25
$2.01 - $3.00	--	--	--	--	--
$3.01 - $4.00	111,000	4.67 years	$3.73	101,167	$3.72
$4.01 - $5.00	25,000	9.56 years	$4.35	--	--
$5.01 - $6.00	65,000	8.31 years	$5.17	25,000	$5.26
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	5.86 years	$7.05	10,750	$7.05
Total	258,750	5.28 years	$3.84	183,917	$3.50

6.           NET INCOME PER SHARE

The following table presents the calculation of basic and diluted (loss) income per share (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Numerator:
Net income	$413	$278	$252	$491

Denominator:
Weighted average common shares Outstanding – basic	3,887	3,789	3,886	3,789
Effect of dilutive options outstanding	40	114	40	130
Weighted average common shares outstanding – diluted	3,927	3,903	3,926	3,919

Options to purchase 258,750 and 218,117 shares of common stock as of the three-month periods ended October 31, 2012 and 2011, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.  For the six-month periods ended October 31, 2012 and 2011, options to purchase 258,750 and 61,850 shares, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of October 31, 2012, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 26, 2012 to extend the expiration date of the line of credit to October 30, 2014 and remove the interest rate floor.  The total amount of borrowing base for the line of credit as of October 31, 2012 was approximately $4,183,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2012) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on October 31, 2012.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The borrowings outstanding on the line of credit as of April 30, 2012 are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	October 31, 2012	April 30, 2012
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of October 31, 2012), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,895	$2,985

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at October 31, 2012) plus/minus 0.5% performance based interest, due in full on October 30, 2014, secured by accounts receivable and inventory. The interest rate as of October 31, 2012 was 2.75%	--	750
	2,895	3,735
Less current maturities	183	181
Total long-term debt	$2,712	$3,554

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2013 (remaining)	$90
2014	185
2015	189
2016	192
2017	196
Thereafter	2,043
$2,895

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

	Three Months Ended October 31, 2012
	EMS	Proprietary	Total

Total sales	$2,990	$3,148	$6,138

Segment gross margin	$741	$1,669	$2,410

	Three Months Ended October 31, 2011
	EMS	Proprietary	Total

Total sales	$3,772	$2,361	$6,133

Segment gross margin	$858	$1,239	$2,097

	Six Months Ended October 31, 2012
	EMS	Proprietary	Total

Total sales	$5,541	$4,854	$10,395

Segment gross margin	$1,350	$2,450	$3,800

Goodwill	$--	$1,942	$1,942

	Six Months Ended October 31, 2011
	EMS	Proprietary	Total

Total sales	$7,082	$4,724	$11,806

Segment gross margin	$1,638	$2,463	$4,101

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Products and services:
Electronic manufacturing	$2,936	$3,722	$5,418	$6,981
Remote monitoring solutions	1,897	1,643	2,851	3,258
Industrial data communications	295	156	512	273
Mobile data acquisition	847	430	1,281	973
Other services:
EMS related services	54	50	123	101
Proprietary product related services	109	131	210	219
Total sales	$6,138	$6,133	$10,395	$11,806

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Six Months Ended October 31,
	2012	2011
Warranty reserve balance at beginning of period	$163	$165
Expense accrued	13	108
Warranty costs incurred	(47)	(85)
Warranty reserve balance at end of period	$129	$188

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Elecsys Corporation provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, transportation, safety and security systems, and water management.  Our Proprietary products and services encompass remote monitoring, industrial data communication, and mobile data acquisition technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our Proprietary products, we design and manufacture rugged and reliable custom electronic assemblies and integrated display modules for multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

On October 26, 2012, the Company amended the expiration date of its operating line of credit to October 30, 2014 and removed the interest rate floor.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $4,183,000 as of October 31, 2012. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2012) plus/minus 0.5%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on October 31, 2012 which was the lowest rate allowed under the terms of the operating line of credit.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  There were no outstanding borrowings on the line of credit as of October 31, 2012.

Results of Operations

Three Months Ended October 31, 2012 Compared With Three Months Ended October 31, 2011.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	October 31, 2012		October 31, 2011
Sales	6,138	100.0%	6,133	100.0%
Cost of products sold	3,728	60.7%	4,036	65.8%
Gross margin	2,410	39.3%	2,097	34.2%
Selling, general and administrative expenses	1,710	27.9%	1,614	26.3%
Operating income	700	11.4%	483	7.9%
Financial expense	(17)	(0.3%)	(40)	(0.7%)
Income before income tax expense	683	11.1%	443	7.2%
Income tax expense	270	4.4%	165	2.7%
Net income	$413	6.7%	$278	4.5%
Net income per share – basic	$0.11		$0.07
Net income per share – diluted	$0.11		$0.07

Sales for the three months ended October 31, 2012 were approximately $6,138,000, which was almost identical to the $6,133,000 in sales for the three months ended October 31, 2011.

	Three Months Ended
	(In thousands)
	October 31, 2012		October 31, 2011
EMS sales	$2,990	48.7%	$3,772	61.5%
Proprietary product sales	3,148	51.3%	2,361	38.5%
Total Sales	6,138	100.0%	6,133	100.0%

Proprietary products.  Sales of our Proprietary products and services were $3,148,000 for the three-month period ended October 31, 2012, which was a $787,000, or 33.3%, increase from sales of $2,361,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $1,897,000 for the three-month period ended October 31, 2012, which was an increase of $254,000, or 15.5%, from $1,643,000 during the three-month period ended October 31, 2011.  The increase in sales of remote monitoring equipment and services was driven by an increase in customer orders received and shipped during the period.  We continue to focus on sales, marketing, and new product development and have seen increases in our recurring data management services.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $246,000, an increase of $45,000, or 22.4%, from data management services revenue of $201,000 reported in the comparable period of the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will continue to grow from the current period as a result of new products and our expansion into new industrial markets.  Although some of our targeted markets and potential new customers remain cautious regarding their capital investments, we expect that our continued investment in sales, marketing, and new product development will produce additional revenues over the next few fiscal quarters and into the next fiscal year.

Sales of our industrial data communication solutions were approximately $295,000 for the three-month period ended October 31, 2012, which was a $139,000, or 89.1%, increase over the total sales of $156,000 for the three-month period ended October 31, 2011.  The increase is the direct result of increased sales and marketing efforts to the existing customer base and an active pursuit of new customers for the Director series products.  With this additional focus and effort, we expect revenues from our industrial communication products to grow over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, maintenance contract revenues, and our eXtremeTAG RFID solutions, were approximately $847,000 for the three-month period ended October 31, 2012. Total sales increased approximately $417,000, or 97.0%, as compared to the prior year period reported revenues of approximately $430,000.  The increase in revenues was primarily driven by an increase in shipments of the Radix FW950 and peripherals to our largest international partner and some domestic projects.  The increase in Radix sales was partially offset by decreases in shipments of our eXtremeTAG RFID tags.  These sales were sluggish as we focused on specific projects within certain international markets in order to establish a market presence.  We believe that improving international economic conditions in specific markets and increased domestic sales of Radix products will provide an overall increase in sales in this area over the next few quarters.  Recurring maintenance contract revenues posted an increase for the three-month period ended October 31, 2012 of approximately $14,000, or 6.5%, as a result of customers continuing their maintenance plans after their initial warranty periods expired.

EMS.  Sales for the EMS business segment were approximately $2,990,000, a decrease of $782,000, or 20.7%, from $3,772,000 in the prior year period.  The decrease in EMS sales was the result of reduced orders from our existing customers mainly due to uncertain economic and business conditions combined with our targeted elimination of certain lower margin customers as we focus on increasing EMS gross margins.  We expect that our renewed investment in EMS sales and marketing, along with our focus on targeting additional customers likely to benefit from our proprietary technologies, will lead to moderate growth in EMS sales and margins in the longer term.  The prolonged uncertainty regarding future economic conditions will likely have an impact in the near term and could impact current scheduled orders as well as future bookings.  These could adversely influence EMS sales over the next few quarters.

Total consolidated backlog at October 31, 2012 was approximately $10,638,000, an increase of $2,733,000, or 34.6%, from a total backlog of $7,905,000 on April 30, 2012 and a decrease of approximately $326,000, or 3.0%, from a total backlog of $10,964,000 on October 31, 2011.  EMS orders usually specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our Proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger Proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of Proprietary products and EMS sales varies.

The following table presents the backlog by business segment for the periods ended October 31, 2012, April 30, 2012, and October 31, 2011 (in thousands).

	October 31, 2012	April 30, 2012	October 31, 2011
EMS	$9,134	$7,750	$10,584
Proprietary products	1,504	155	380
Total backlog	$10,638	$7,905	$10,964

Gross margin for the three-month period ended October 31, 2012 was 39.3% of sales, or $2,410,000, compared to 34.2% of sales, or $2,097,000, for the three-month period ended October 31, 2011.  The $313,000 increase of gross margin dollars and the increase in gross margin percentage was the direct result of the impact of the sales of higher margin proprietary products eclipsing the sales volumes of EMS.
	Three Months Ended
	(In thousands)
	October 31, 2012		October 31, 2011
Gross margin – EMS	$741	24.8%	$858	22.7%
Gross margin – Proprietary products	1,669	53.0%	1,239	52.5%
Total gross margin	$2,410	39.3%	$2,097	34.2%

Gross margin for the Proprietary products business segment was approximately 53.0% of sales, or $1,669,000, for the three-month period ended October 31, 2012 as compared to 52.5% of sales, or $1,239,000, for the three-month period ended October 31, 2011.  The increase in gross margin for the Proprietary products was mainly due to the overall increase in Proprietary product sales from the previous year period and the specific product mix.

The gross margin for the EMS business segment was $741,000, or 24.8% of sales for the three-month period ended October 31, 2012, compared to $858,000, or 22.7% of sales, for the prior year period.  The decrease of EMS gross margin dollars stemmed from a decrease in sales volumes during the period while the increase in gross margin percentage resulted from our continued focus on improving EMS gross margins and the elimination of less profitable accounts.

We expect that consolidated gross margins over the next few quarters will continue in the current range of 34% to 39%.  This expectation is based on our forecasted sales mix of Proprietary products and EMS products and services which impacts our manufacturing efficiency and gross margins.  We continue to work to increase our EMS margins through productivity improvements and new OEM production opportunities and also anticipate increases in Proprietary product revenues as a percentage of our overall total sales volume.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,710,000 for the three-month period ended October 31, 2012.  This was an increase of $96,000 as compared to the total SG&A expenses of $1,614,000 for the three-month period ended October 31, 2011.  SG&A expenses were 27.9% of sales for the current fiscal quarter of 2013 as compared to 26.3% of sales for the comparable period for fiscal 2012.
	Three Months Ended
	(In thousands)
	October 31, 2012		October 31, 2011
Research & development expenses	$427	7.0%	$368	6.0%
Selling & marketing expenses	582	9.5%	526	8.6%
General & administrative expenses	701	11.4%	720	11.7%
Total selling, general and administrative expenses	$1,710	27.9%	$1,614	26.3%

Research and development expenses increased $59,000, to $427,000, during the fiscal quarter as compared to the prior year period. This increase was primarily driven by higher engineering personnel expenses of approximately $10,000 resulting from our increased investment in additional product design and an increase of $42,000 in product development costs.  These increases were slightly offset by lower contract labor costs as compared to the previous year period.

Selling and marketing expenses were $582,000 for the three-month period ended October 31, 2012 and $526,000 for the three-month period ended October 31, 2011.  The increase of $56,000 was the result of changes in sales personnel from the previous year period.  During the third quarter of last fiscal year, we eliminated a sales management position and reallocated those resources to add additional sales people.  The result of this reallocation and investment was a slight increase in overall personnel expenses of approximately $26,000 which we believe will help increase both EMS and Proprietary product revenues over the long term.  We also experienced increases in travel costs of $29,000 and customer support expenses of $15,000 as compared to the previous year period.

General and administrative expenses decreased approximately $19,000 from the comparable period of the prior year.  The decrease was primarily the result of the reduction in professional fees, real estate taxes, and a reduction in bad debt expense due to the recovery of doubtful accounts, slightly offset by an increase in recruiting expenses and facility costs.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the three-month period ended October 31, 2012 was approximately $700,000, an increase of $217,000 from operating income of $483,000 reported for the three-month period ended October 31, 2011.

Financial expense, including interest, was $17,000 and $40,000 for the three-month periods ended October 31, 2012 and 2011, respectively.  The decrease of $23,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period in addition to the reduction of the interest rate on the Industrial Revenue Bonds in early September 2011.  During the three-month period ended October 31, 2012, there were no additional net borrowings on the operating line of credit.  As of October 31, 2012, there was $2,895,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,075,000 at October 31, 2011.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the three-month period ended October 31, 2012 was approximately $270,000 compared to income tax expense of $165,000 for the three-month period ended October 31, 2011.  The effective income tax rate was 39.5% and 37.2% for the three-month periods ended October 31, 2012 and 2011, respectively.  The change in the effective tax rate was due to the recognition of certain income tax adjustments and the benefit derived from the domestic manufacturing deduction in the previous period of the prior fiscal year.

As a combined result of the above factors, our net income was $413,000, or $0.11 per diluted share, for the three-month period ended October 31, 2012 as compared to net income of $278,000, or $0.07 per diluted share, reported for the three-month period ended October 31, 2011.

Six Months Ended October 31, 2012 Compared With Six Months Ended October 31, 2011.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Six Months Ended
	(In thousands, except per share data)
	October 31, 2012		October 31, 2011
Sales	10,395	100.0%	11,806	100.0%
Cost of products sold	6,595	63.4%	7,705	65.3%
Gross margin	3,800	36.6%	4,101	34.7%
Selling, general and administrative expenses	3,329	32.0%	3,230	27.4%
Operating income	471	4.5%	871	7.4%
Financial expense	(38)	(0.4%)	(97)	(0.8%)
Income before income tax expense	433	4.2%	774	6.6%
Income tax expense	181	1.7%	283	2.4%
Net income	$252	2.4%	$491	4.2%
Net income per share – basic	$0.06		$0.13
Net income per share – diluted	$0.06		$0.13

Sales for the six months ended October 31, 2012 were approximately $10,395,000, a decrease of $1,411,000, or 12.0%, from $11,806,000 for the comparable period of fiscal 2012.

	Six Months Ended
	(In thousands)
	October 31, 2012		October 31, 2011
EMS sales	$5,541	53.3%	$7,082	60.0%
Proprietary product sales	4,854	46.7%	4,724	40.0%
Total Sales	10,395	100.0%	11,806	100.0%

Proprietary products.  Sales of our Proprietary products and services were $4,854,000 for the six-month period ended October 31, 2012, which was a $130,000, or 2.8%, increase from sales of $4,724,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $2,851,000 for the six-month period ended October 31, 2012, which was a decrease of $407,000, or 12.5%, from $3,258,000 during the six-month period ended October 31, 2011.  The overall decrease in sales of remote monitoring equipment and services was driven by a reduction in customer orders received and shipped during the first fiscal quarter.  Sales increased during the second quarter, but not enough to overtake the shortfall from the first quarter.  We continue to focus on sales, marketing, and new product development and have seen increases in our recurring data management services.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $482,000, an increase of $88,000, or 22.3%, from data management services revenue of $394,000 reported in the comparable period of the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will continue to grow steadily from the current period as a result of new products and our expansion into new industrial markets.  Although some of our targeted markets and potential new customers remain cautious regarding their capital investments, we expect that our continued investment in both sales and marketing and new product development will produce additional revenues over the next few fiscal quarters and into the next fiscal year.

Sales of our industrial data communication solutions were approximately $512,000 for the six-month period ended October 31, 2012, which was a $239,000, or 87.5%, increase over the total sales of $273,000 for the six-month period ended October 31, 2011.  The increase is the direct result of increased sales and marketing efforts to the existing customer base and an active pursuit of new customers for the Director series products.  With this additional focus and effort, we expect revenues from our industrial communication products to grow over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, maintenance contract revenues, and our eXtremeTAG RFID solutions, were approximately $1,281,000 for the six-month period ended October 31, 2012. Total sales increased approximately $308,000, or 31.7%, as compared to the prior year period reported revenues of approximately $973,000.  The increase in revenues was primarily driven by an increase in shipments of the Radix FW950 and peripherals to our largest international partner and some significant domestic projects.  Shipments of our eXtremeTAG RFID tags were sluggish as we focused on specific projects within certain international markets in order to establish a market presence.  We believe that improving international economic conditions in specific markets and increased domestic sales of Radix products will provide an overall increase in sales over the next few quarters.  Recurring maintenance contract revenues posted a slight increase for the six-month period ended October 31, 2012 of approximately $2,000, or 0.5%, as a result of customers continuing their maintenance plans after their initial warranty periods expired

EMS.  Sales for the EMS business segment were approximately $5,541,000, a decrease of $1,541,000, or 21.8%, from $7,082,000 in the prior year period.  The decrease in EMS sales was the result of reduced orders from our existing customers mainly due to continuing uncertain economic and business conditions combined with our targeted elimination of certain lower margin customers as we focus on increasing EMS gross margins.  We expect that our renewed investment in EMS sales and marketing, along with our focus on targeting additional customers likely to benefit from our proprietary technologies, will lead to moderate growth in EMS sales and margins in the longer term.  The prolonged uncertainty regarding future economic conditions will likely have an impact in the near term and could impact current scheduled orders as well as future bookings.  These could adversely influence EMS sales over the next few quarters.

Gross margin for the six-month period ended October 31, 2012 was 36.6% of sales, or $3,800,000, compared to 34.7% of sales, or $4,101,000, for the six-month period ended October 31, 2011.  The $615,000 reduction of gross margin dollars was the direct result of lower overall sales volumes during the period.  The increase in gross margin percentage was due to the increase in proprietary product sales as a percentage of total sales.
	Six Months Ended
	(In thousands)
	October 31, 2012		October 31, 2011
Gross margin – EMS	$1,350	24.4%	$1,638	23.1%
Gross margin – Proprietary products	2,450	50.5%	2,463	52.1%
Total gross margin	$3,800	36.6%	$4,101	34.7%

Gross margin for the Proprietary products business segment was approximately 50.5% of sales, or $2,450,000, for the six-month period ended October 31, 2012 as compared to 52.1% of sales, or $2,463,000, for the six-month period ended October 31, 2011.  The decrease in gross margin dollars for the Proprietary products was mainly due to the decrease in Proprietary product sales volumes that we experienced during the first fiscal quarter.  The sales decrease was almost completely offset by the increase in sales during the second fiscal quarter, but not quite enough to show an increase in overall gross margin dollars as compared to the previous year.

The gross margin for the EMS business segment was $1,350,000, or 24.4% of sales, compared to $1,638,000, or 23.1% of sales, for the prior year period.  The decrease of EMS gross margin dollars resulted from a decrease in sales volume during the period while the slight increase in gross margin percentage resulted from our continued focus on improving EMS gross margins and the elimination of less profitable accounts.

We expect that consolidated gross margins over the next few quarters will likely remain in the range of 34% to 39%.  This expectation is based on our forecasted sales mix of Proprietary products and EMS products and services which impacts our manufacturing efficiency and gross margins.  We continue to work to increase our EMS margins through productivity improvements and new OEM production opportunities and also anticipate increases in Proprietary product revenues as a percentage of our overall total sales volume.

Selling, general and administrative (“SG&A”) expenses totaled approximately $3,329,000 for the six-month period ended October 31, 2012.  This was an increase of $99,000, or 3.1%, from the total SG&A expenses of $3,230,000 for the six-month period ended October 31, 2011.  SG&A expenses were 32.0% of sales for the six-month period ended October 31, 2012 as compared to 27.4% of sales for the comparable period for fiscal 2012.

	Six Months Ended
	(In thousands)
	October 31, 2012		October 31, 2011
Research & development expenses	$834	8.0%	$710	6.0%
Selling & marketing expenses	1,107	10.6%	1,085	9.2%
General & administrative expenses	1,388	13.4%	1,435	12.2%
Total selling, general and administrative expenses	$3,329	32.0%	$3,230	27.4%

Research and development expenses increased $124,000, to $834,000, during the fiscal year-to-date period as compared to the prior year-to-date period. This increase was primarily driven by higher engineering personnel expenses of approximately $57,000 resulting from our increased investment in additional product design and an increase of $99,000 in product development costs.  These increases were slightly offset by lower contract labor costs of $26,000 and a $15,000 decrease in recruiting expenses.

Selling and marketing expenses were $1,107,000 for the six-month period ended October 31, 2012 and $1,085,000 for the six-month period ended October 31, 2011.  The increase of $22,000 was the result of changes in sales personnel from the previous year period, an increase in travel expenses, and a reduction in recruiting expenses.  During the third quarter of last fiscal year, we eliminated a sales management position and reallocated those resources to add additional sales people.  The result of this reallocation was an increase in overall personnel expenses of approximately $13,000 and we believe these additional resources will help increase both EMS and Proprietary product revenues over the long term.

General and administrative expenses decreased approximately $47,000 from the comparable period of the prior year.  The decrease was primarily the result of the reduction in professional fees and a slight reduction in personnel expenses as compared to the comparable period of the prior year.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the six-month period ended October 31, 2012 was approximately $471,000, a decrease of $400,000 from operating income of $871,000 reported for the six-month period ended October 31, 2011.

Financial expense, including interest, was $38,000 and $97,000 for the six-month periods ended October 31, 2012 and 2011, respectively.  The decrease of $59,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period in addition to the reduction of the interest rate on the Industrial Revenue Bonds in early September 2011.  During the six-month period ended October 31, 2012, there were no additional net borrowings on the operating line of credit and the Company made payments of $750,000 that eliminated the outstanding balance.  As of October 31, 2012, there was also $2,895,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,075,000 at October 31, 2011.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the six-month period ended October 31, 2012 was approximately $181,000.  For the six-month period ended October 31, 2011, income tax expense was approximately $283,000.  The decrease in income tax expense of $102,000 was the result of higher income during the previous year-to-date period.  The effective income tax rate was 41.8% and 36.6% for the six-month periods ended October 31, 2012 and 2011, respectively.  The change in the effective tax rate was due to the recognition of certain income tax adjustments and the benefit derived from the domestic manufacturing deduction in the previous period of the prior fiscal year.

As a combined result of the above factors, our net income was $252,000, or $0.06 per diluted share, for the six-month period ended October 31, 2012 as compared to net income of $491,000, or $0.13 per diluted share, reported for the six-month period ended October 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents increased $391,000 to $527,000 as of October 31, 2012 compared to $136,000 at April 30, 2012.  This increase was primarily the result of the cash generated from operating activities including collections of accounts receivable, increases in inventory and accounts payable, and a reduction in accrued expenses.  This cash was mainly utilized for debt reduction and purchases of equipment.

Operating activities.  Our consolidated working capital decreased approximately $339,000 during the six-month period ended October 31, 2012.  The decrease was primarily due to a reduction in current assets, primarily accounts receivable, along with a slight increase in current liabilities.  Cash generated from operating activities as a result of a reduction in working capital was used in the reduction of debt during the period as well as some purchases of equipment.  Operating cash receipts totaled approximately $11,248,000 and $12,158,000 during the six-month periods ended October 31, 2012 and 2011, respectively.  The decrease is primarily the result of the decrease in sales offset by a reduction in receivables as compared to the prior year. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $9,936,000 for the six-month period ended October 31, 2012 and $11,404,000 for the six-month period ended October 31, 2011.

Investing activities.  Cash used in investing activities totaled $81,000 and $230,000 during the six-month periods ended October 31, 2012 and 2011, respectively, as we purchased additional equipment in fiscal 2012.

Financing activities.  As of October 31, 2012, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit was amended on October 26, 2012 to extend the expiration date to October 30, 2014 and remove the interest rate floor. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2014.  As of October 31, 2012, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of October 31, 2012 was approximately $4,183,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2012) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and the rate as of October 31, 2012 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of October 31, 2012 we were in compliance will all covenants.    For the six-month period ended October 31, 2012 there were no additional net borrowings on the operating line of credit.  Total payments on the line of credit were $750,000 for the six-month period while payments on long-term debt totaled approximately $90,000.  Effective September 1, 2011, the 5-year adjustable interest rate on our Industrial Revenue Bonds was reset to 1.89% through September 1, 2016.  For the six-month period ended October 31, 2011, financing activities included $550,000 of cash used in payment on the line of credit and $69,000 in payments on long-term debt.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.

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

ELECSYS CORPORATION

December 10, 2012	/s/ Karl B. Gemperli
Date	Karl B. Gemperli President and Chief Executive Officer (Principal Executive Officer)

December 10, 2012	/s/ Todd A. Daniels
Date	Todd A. Daniels Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012, formatted in Extensible Business Reporting Language (XBRL):
(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Stockholders’ Equity,
(iv) the Consolidated Statement of Cash Flows, and
(v) the Notes to the Consolidated Financial Statements.