Form 10-Q
period 2013-01-31
ELECSYS CORP
filed 2013-03-11
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   January 31, 2013.

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
Yes [  ]          No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,896,996 shares outstanding as of February 28, 2013.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended January 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Sales	$7,458	$5,218	$17,853	$17,024
Cost of products sold	4,655	3,228	11,250	10,933
Gross margin	2,803	1,990	6,603	6,091

Selling, general and administrative expenses:
Research and development expense	411	374	1,245	1,084
Selling and marketing expense	529	517	1,636	1,602
General and administrative expense	717	626	2,105	2,061
Total selling, general and administrative expenses	1,657	1,517	4,986	4,747

Operating income	1,146	473	1,617	1,344

Financial income (expense):
Interest expense	(15)	(31)	(51)	(127)
Other income, net	(2)	--	(3)	(1)
	(17)	(31)	(54)	(128)

Net income before income tax expense	1,129	442	1,563	1,216

Income tax expense	413	180	595	462

Net income	$716	$262	$968	$754

Net income per share information:
Basic	$0.18	$0.07	$0.25	$0.20
Diluted	$0.18	$0.07	$0.25	$0.19

Weighted average common shares outstanding:
Basic	3,914	3,789	3,895	3,789
Diluted	3,925	3,906	3,904	3,919

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2013	April 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24	$136
Accounts receivable, less allowances of $30 and $165, respectively	3,406	2,631
Inventories, net	5,773	5,940
Prepaid expenses	151	61
Income tax refund claims receivable	--	13
Deferred taxes	650	752
Total current assets	10,004	9,533

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,698	3,513
Total property and equipment, gross	8,830	8,645
Accumulated depreciation	(3,579)	(3,350)
Total property and equipment, net	5,251	5,295

Goodwill	1,942	1,942
Intangible assets, net	1,735	1,886
Other assets, net	48	51
Total assets	$18,980	$18,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,135	$825
Accrued expenses	1,168	1,393
Income taxes payable	112	5
Current maturities of long-term debt	184	181
Total current liabilities	2,599	2,404

Deferred taxes	476	485
Long-term debt, less current maturities	2,665	3,554

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,900,410 at January 31, 2013 and 3,884,012 at April 30, 2012	39	39
Additional paid-in capital	11,314	11,166
Treasury shares, at cost; 33,502 shares	(140)	--
Retained earnings	2,027	1,059
Total stockholders' equity	13,240	12,264
Total liabilities and stockholders' equity	$18,980	$18,707

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2011	3,789	$38	$10,999	$--	$(160)	$10,877
Net income	--	--	--	--	1,219	1,219
Exercise of stock options	95	1	76	--	--	77
Share-based compensation expense	--	--	91	--	--	91
Balance at April 30, 2012	3,884	$39	$11,166	$--	$1,059	$12,264
Net income	--	--	--	--	968	968
Exercise of stock options	47	--	59	--	--	59
Issue of restricted stock	3	--	--	--	--	--
Stock repurchases	(34)	--	--	(140)	--	(140)
Share-based compensation expense	--	--	89	--	--	89
Balance at January 31, 2013 (unaudited)	3,900	$39	$11,314	$(140)	$2,027	$13,240

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended January 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$968	$754
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	89	69
Depreciation	258	272
Amortization	154	166
Provision for doubtful accounts	23	27
Loss on disposal of equipment	--	6
Deferred income taxes	93	(108)
Changes in operating assets and liabilities:
Accounts receivable	(798)	128
Inventories	167	(387)
Income tax payable/receivable	120	(21)
Accounts payable	310	9
Accrued expenses	(225)	(176)
Other	(90)	(21)
Net cash provided by operating activities	1,069	718

Cash Flows from Investing Activities:
Purchases of property and equipment	(214)	(260)
Net cash (used in) investing activities	(214)	(260)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	(750)	(750)
Purchases of common stock for repurchase program	(140)	--
Proceeds from the exercise of stock options	59	--
Principal payments on long-term debt	(136)	(113)
Net cash (used in) financing activities	(967)	(863)
Net (decrease) in cash and cash equivalents	(112)	(405)
Cash and cash equivalents at beginning of period	136	460
Cash and cash equivalents at end of period	$24	$55

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$53	$138
Cash paid during the period for income taxes	382	577

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
January 31, 2013
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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of January 31, 2013.

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

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.

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

3.	INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				January 31, 2013		April 30, 2012
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(388)	$852	$(336)
Customer relationships	5	–	15	1,040	(433)	1,040	(386)
Trade name	15			530	(191)	530	(165)
Technologies	13	–	15	475	(150)	475	(124)
				$2,897	$(1,162)	$2,897	$(1,011)

Amortization expense for the nine-month periods ended January 31, 2013 and 2012 was approximately $154,000 and $163,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2013 (remaining)	$50
2014	202
2015	187
2016	166
2017	166

The carrying amount of the Company’s goodwill at January 31, 2013 and April 30, 2012 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month and nine-month periods ended January 31, 2013.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreement for its MBBS, S.A. (“MBBS”) acquisition in fiscal year 2010.  As of January 31, 2013, the Company has determined that based on the terms of the agreement and current projections, no contingent consideration is expected to be due in the MBBS transaction.

4.	INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $668,000 and $677,000 for the periods ended January 31, 2013 and April 30, 2012, respectively, are summarized by major classification as follows (in thousands):

	January 31, 2013	April 30, 2012
Raw material	$2,473	$2,684
Work-in-process	998	707
Finished goods	2,302	2,549
	$5,773	$5,940

5.	STOCKHOLDERS’ EQUITY

Stock Repurchase Plan
On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.

For accounting purposes, the common stock repurchased under the Repurchase Plan is recorded based upon the settlement date of the applicable trade.  Such repurchased shares are held in treasury and are presented using the cost method.

For the nine-month period ended January 31, 2013, the Company repurchased 33,502 shares at a cost of approximately $140,000 (average cost of $4.17 per share).

Stock-Based Compensation
At January 31, 2013, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of January 31, 2013, there were options remaining outstanding to acquire 126,750 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of January 31, 2013, there were options outstanding to acquire 109,000 shares of common stock and 11,007 shares of common stock awards granted under the 2010 Plan and still subject to restriction.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the nine-month periods ended January 31, 2013 and 2012.

	Nine Months Ended January 31, 2013			Nine Months Ended January 31, 2012
Risk-free interest rate	2.97%			2.97%
Expected life, in years	6			6
Expected volatility	65.52	–	80.48%	73.43	–	73.61%
Dividend yield	0.0%			0.0%
Forfeiture rate	9.20%			9.60%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the nine-month periods ended January 31, 2013 and 2012, there were no exercises of stock options which triggered tax benefits.

At January 31, 2013, there was approximately $206,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.78 years.

The following tables represent equity award activity for the nine-month period ended January 31, 2013:

Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2012	234,250	$3.78	5.32	Years
Granted	49,000	$3.74	9.50	Years
Exercised	47,500	$1.25
Forfeited	--	--
Outstanding options at January 31, 2013	235,750	$4.28	6.55	Years

Outstanding exercisable at January 31, 2013	138,583	$4.26	4.91	Years

Restricted Stock	Number of Shares	Weighted- Average Price	Weighted- Average Remaining Contract Life
Outstanding awards at April 30, 2012	7,200	$5.01	9.00	Years
Granted	6,207	$4.35	9.25	Years
Issued	2,400	$5.01
Forfeited	--	--
Outstanding awards at January 31, 2013	11,007	$4.64	9.14	Years

Outstanding vested at January 31, 2013	--	$--

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 26,750 and 257,593, respectively, at January 31, 2013.  At January 31, 2013 the aggregate intrinsic value of options and restricted stock outstanding was approximately $184,000, and the aggregate intrinsic value of exercisable options was approximately $135,000.  The Company recognized share-based compensation expense of $89,000 for the nine-month period ended January 31, 2013 and $69,000 for the nine-month period ended January 31, 2012.  The weighted-average fair value of the options and restricted stock granted in the nine-month period ended January 31, 2012 was $2.67 per stock option and $4.35 per restricted share.

The following table summarizes information about equity awards outstanding at January 31, 2013:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number Outstanding at January 31, 2013	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable at January 31, 2013	Weighted- Average Exercise Price
$3.01	-	$4.00	135,000	5.38	years	$3.61	102,833	$3.72
$4.01	-	$5.00	25,000	9.30	years	$4.35	--	--
$5.01	-	$6.00	65,000	8.06	years	$5.17	25,000	$5.26
$6.01	-	$7.00	--	--		--	--	--
$7.01	-	$8.00	10,750	5.61	years	$7.05	10,750	$7.05
Total			235,750	6.55	years	$4.28	138,583	$4.26

6.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income per share (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Numerator:
Net income	$716	$262	$968	$754

Denominator:
Weighted average common shares Outstanding – basic	3,914	3,789	3,895	3,789
Effect of dilutive options outstanding	11	117	9	130
Weighted average common shares outstanding – diluted	3,925	3,906	3,904	3,919

Options to purchase 223,750 and 188,417 shares of common stock as of the three-month periods ended January 31, 2013 and 2012, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.  For the nine-month periods ended January 31, 2013 and 2012, options to purchase 201,750 and 75,750 shares, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

7.	PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of January 31, 2013, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 26, 2012 to extend the expiration date of the line of credit to October 30, 2014 and remove the interest rate floor.  The total amount of borrowing base for the line of credit as of January 31, 2013 was approximately $5,117,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on January 31, 2013.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The borrowings outstanding on the line of credit are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	January 31, 2013	April 30, 2012
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of January 31, 2013), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,849	$2,985

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at October 31, 2012) plus/minus 0.5% performance based interest, due in full on October 30, 2014, secured by accounts receivable and inventory. The interest rate as of January 31, 2013 was 2.75%	--	750
	2,849	3,735
Less current maturities	184	181
Total long-term debt	$2,665	$3,554

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2013 (remaining)	$46
2014	185
2015	188
2016	192
2017	196
Thereafter	2,042
$2,849

8.	SEGMENT REPORTING

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

	Three Months Ended January 31, 2013
	EMS	Proprietary	Total

Total sales	$4,424	$3,034	$7,458

Segment gross margin	$1,226	$1,577	$2,803

	Three Months Ended January 31, 2012
	EMS	Proprietary	Total

Total sales	$2,665	$2,553	$5,218

Segment gross margin	$723	$1,267	$1,990

	Nine Months Ended January 31, 2013
	EMS	Proprietary	Total

Total sales	$9,968	$7,885	$17,853

Segment gross margin	$2,574	$4,029	$6,603

Goodwill	$--	$1,942	$1,942

	Nine Months Ended January 31, 2012
	EMS	Proprietary	Total

Total sales	$9,748	$7,276	$17,024

Segment gross margin	$2,346	$3,745	$6,091

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Products and services:
Electronic manufacturing	$4,382	$2,614	$9,800	$9,595
Remote monitoring solutions	1,357	1,527	4,208	4,786
Industrial data communications	113	355	624	628
Mobile data acquisition	1,484	570	2,765	1,543
Other services:
EMS related services	42	51	168	153
Proprietary product related services	80	101	287	319
Total sales	$7,458	$5,218	$17,853	$17,024

9.	WARRANTY

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Nine Months Ended January 31,
	2013	2012
Warranty reserve balance at beginning of period	$163	$165
Expense accrued, including adjustments	(3)	147
Warranty costs incurred	(62)	(125)
Warranty reserve balance at end of period	$98	$187

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On October 26, 2012, the Company amended the expiration date of its operating line of credit to October 30, 2014 and removed the interest rate floor.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $5,117,000 as of January 31, 2013. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2013) plus/minus 0.5%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on January 31, 2013 which was the lowest rate allowed under the terms of the operating line of credit.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  There were no outstanding borrowings on the line of credit as of January 31, 2013.

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the nine-month period ended January 31, 2013, the Company repurchased 33,502 shares at a cost of approximately $140,000 (average cost of $4.17 per share).

Results of Operations

Three Months Ended January 31, 2013 Compared With Three Months Ended January 31, 2012.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	January 31, 2013		January 31, 2012
Sales	7,458	100.0%	5,218	100.0%
Cost of products sold	4,655	62.4%	3,228	61.9%
Gross margin	2,803	37.6%	1,990	38.1%
Selling, general and administrative expenses	1,657	22.2%	1,517	29.1%
Operating income	1,146	15.4%	473	9.0%
Financial expense	(17)	(0.2%)	(31)	(0.5%)
Income before income tax expense	1,129	15.1%	442	8.5%
Income tax expense	413	5.5%	180	3.5%
Net income	$716	9.6%	$262	5.0%
Net income per share – basic	$0.18		$0.07
Net income per share – diluted	$0.18		$0.07

Sales for the three months ended January 31, 2013 were approximately $7,458,000, which was an increase of $2,240,000, or 42.9%, from $5,218,000 in sales for the three months ended January 31, 2012.

	Three Months Ended
	(In thousands)
	January 31, 2013		January 31, 2012
EMS sales	$4,424	59.3%	$2,665	51.1%
Proprietary product sales	3,034	40.7%	2,553	48.9%
Total Sales	7,458	100.0%	5,218	100.0%

Proprietary products.  Sales of our Proprietary products and services were $3,034,000 for the three-month period ended January 31, 2013, which was a $481,000, or 18.8%, increase from sales of $2,553,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $1,357,000 for the three-month period ended January 31, 2013, which was a decrease of $170,000, or 11.1%, from $1,527,000 during the three-month period ended January 31, 2012.  This decrease in sales was the result of fewer shipments to current customers.  We continue to focus on sales, marketing, and new product development of wireless remote monitoring equipment.  Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $255,000, an increase of $40,000, or 18.6%, from data management services revenue of $215,000 reported in the comparable period of the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will increase from the current period as a result of new products and our expansion into new industrial markets.  Although some of our targeted markets and potential new customers may remain cautious regarding their capital investments, we expect that our continued investment in sales, marketing, and new product development will produce additional revenues over the next few fiscal quarters and into the next fiscal year.

Sales of our industrial data communication solutions were approximately $113,000 for the three-month period ended January 31, 2013, which was a $242,000, or 68.2%, decrease from total sales of $355,000 for the three-month period ended January 31, 2012.  The decrease is the direct result of lower equipment sales during the period as compared to the comparable period of the prior year.  We continue to increase our sales and marketing efforts to the existing customer base and have are actively pursuing new applications and customers for the Director series products.  With this additional focus and effort, we expect revenues from our industrial communication products to grow over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, maintenance contract revenues, and RFID solutions, were approximately $1,484,000 for the three-month period ended January 31, 2013. Total sales increased approximately $914,000, or 160.4%, as compared to the prior year period reported revenues of approximately $570,000.  The increase in revenues was primarily driven by an increase in shipments of the Radix FW950 and peripherals to a large domestic customer and continued sales to international partners.  The increase in Radix sales was partially offset by decreases in shipments of RFID tags.  We believe that improving economic conditions in specific markets and increased sales of Radix products will provide an overall increase in sales in this area over the next few quarters.  Recurring maintenance contract revenues decreased for the three-month period ended January 31, 2013 approximately $11,000, or 5.5%, as a result of customers not electing to purchase maintenance plans after their initial warranty periods expired.

EMS.  Sales for the EMS business segment were approximately $4,424,000, an increase of $1,759,000, or 66.0%, from $2,665,000 in the prior year period.  The increase in EMS sales was the result of increased orders from our existing customers due to growth in their businesses.  We continue our focus on increasing EMS gross margins by targeting specific markets that will likely benefit from our proprietary technologies.  We have increased our investment in EMS sales and marketing and expect these activities will generate moderate growth in EMS sales and margins in the longer term.  The prolonged uncertainty regarding future economic conditions could likely have an impact in the near term and likely could affect current scheduled orders as well as future bookings.  This could adversely influence EMS sales over the next few quarters.

Total consolidated backlog at January 31, 2013 was approximately $9,576,000, an increase of $1,671,000, or 21.1%, from a total backlog of $7,905,000 on April 30, 2012 and a decrease of approximately $377,000, or 3.8%, from a total backlog of $9,953,000 on January 31, 2012.  EMS orders usually specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our Proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger Proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of Proprietary products and EMS sales varies.

The following table presents the backlog by business segment for the periods ended January 31, 2013, April 30, 2012, and January 31, 2012 (in thousands).

	January 31, 2013	April 30, 2012	January 31, 2012
EMS	$8,988	$7,750	$9,438
Proprietary products	588	155	515
Total backlog	$9,576	$7,905	$9,953

Gross margin for the three-month period ended January 31, 2013 was 37.6% of sales, or $2,803,000, compared to 38.1% of sales, or $1,990,000, for the three-month period ended January 31, 2012.  The $813,000 increase of gross margin dollars was the direct result of the increase in overall sales volume led by the increase in EMS sales.  The slight decrease in overall gross margin percentage was due to a lower percentage of the higher margin proprietary product revenues in the current period.

	Three Months Ended
	(In thousands)
	January 31, 2013		January 31, 2012
Gross margin – EMS	$1,226	27.7%	$723	27.1%
Gross margin – Proprietary products	1,577	52.0%	1,267	49.6%
Total gross margin	$2,803	37.6%	$1,990	38.1%

Gross margin for the Proprietary products business segment was approximately 52.0% of sales, or $1,577,000, for the three-month period ended January 31, 2013 as compared to 49.6% of sales, or $1,267,000, for the three-month period ended January 31, 2012.  The increase in gross margin for the Proprietary products was mainly due to the overall increase in Proprietary product sales from the previous year period and the specific product mix.

The gross margin for the EMS business segment was $1,226,000, or 27.7% of sales, for the three-month period ended January 31, 2013 compared to $723,000, or 27.1% of sales, for the prior year period.  The increase of EMS gross margin dollars and percentage resulted from an increase in sales volumes during the period coupled with our continued focus on improving EMS gross margins.

We expect that consolidated gross margins over the next few quarters will continue in the current range of 34% to 39%.  This expectation is based on our forecasted sales volume and the mix of Proprietary products and EMS products and services which impacts our manufacturing efficiency and gross margins.  We continue to work to increase our EMS margins through productivity improvements and new OEM production opportunities and also anticipate increases in Proprietary product revenues as a percentage of our overall total sales volume.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,657,000 for the three-month period ended January 31, 2013.  This was an increase of $140,000 as compared to the total SG&A expenses of $1,517,000 for the three-month period ended January 31, 2012.  SG&A expenses were 22.2% of sales for the current fiscal quarter of 2013 as compared to 29.1% of sales for the comparable period for fiscal 2012.

	Three Months Ended
	(In thousands)
	January 31, 2013		January 31, 2012
Research & development expenses	$411	5.5%	$374	7.2%
Selling & marketing expenses	529	7.1%	517	9.9%
General & administrative expenses	717	9.6%	626	12.0%
Total selling, general and administrative expenses	$1,657	22.2%	$1,517	29.1%

Research and development expenses increased $37,000, to $411,000, during the fiscal quarter as compared to the prior year period. This increase was primarily driven by higher engineering personnel expenses of approximately $77,000 as a result of our increased investment in new product design slightly offset by lower product support costs as compared to the previous year period.

Selling and marketing expenses were $529,000 for the three-month period ended January 31, 2013 and $517,000 for the three-month period ended January 31, 2012.  The increase of $12,000 was primarily the result of a $19,000 increase in advertising and marketing costs and a small decrease in travel and personnel costs.

General and administrative expenses increased approximately $91,000 from the comparable period of the prior year.  The increase was due to growth of personnel and personnel related expenses of $38,000, as well as increases in professional fees and general office costs.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the three-month period ended January 31, 2013 was approximately $1,146,000, an increase of $673,000 from operating income of $473,000 reported for the three-month period ended January 31, 2012.

Financial expense, including interest, was $17,000 and $31,000 for the three-month periods ended January 31, 2013 and 2012, respectively.  The decrease of $14,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period in addition to the reduction of the interest rate on the Industrial Revenue Bonds in early September 2011.  During the three-month period ended January 31, 2013, there were no additional net borrowings on the operating line of credit.  As of January 31, 2013, there was $2,849,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,031,000 at January 31, 2012.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the three-month period ended January 31, 2013 was approximately $413,000 compared to income tax expense of $180,000 for the three-month period ended January 31, 2012.  The effective income tax rate was 36.6% and 40.7% for the three-month periods ended January 31, 2013 and 2012, respectively.  The decrease in the effective tax rate was due to the recognition of certain income tax adjustments during the current period.

As a combined result of the above factors, our net income was $716,000, or $0.18 per diluted share, for the three-month period ended January 31, 2013 as compared to net income of $262,000, or $0.07 per diluted share, reported for the three-month period ended January 31, 2012.

Nine Months Ended January 31, 2013 Compared With Nine Months Ended January 31, 2012.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Nine Months Ended
	(In thousands, except per share data)
	January 31, 2013		January 31, 2012
Sales	17,853	100.0%	17,024	100.0%
Cost of products sold	11,250	63.0%	10,933	64,2%
Gross margin	6,603	37.0%	6,091	35.8%
Selling, general and administrative expenses	4,986	27.9%	4,747	27.9%
Operating income	1,617	9.1%	1,344	7.9%
Financial expense	(54)	(0.3%)	(128)	(0.8%)
Income before income taxes	1,563	8.7%	1,216	7.1%
Income tax expense	595	3.3%	462	2.7%
Net income	$968	5.4%	$754	4.4%
Net income per share – basic	$0.25		$0.20
Net income per share – diluted	$0.25		$0.19

Sales for the nine months ended January 31, 2013 were approximately $17,853,000, an increase of $829,000, or 4.9%, from $17,024,000 for the comparable period of fiscal 2012.

	Nine Months Ended
	(In thousands)
	January 31, 2013		January 31, 2012
EMS sales	$9,968	55.8%	$9,748	57.3%
Proprietary product sales	7,885	44.2%	7,276	42.7%
Total Sales	17,853	100.0%	17,024	100.0%

Proprietary products.  Sales of our Proprietary products and services were $7,885,000 for the nine-month period ended January 31, 2013, which was a $609,000, or 8.4%, increase from sales of $7,276,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $4,208,000 for the nine-month period ended January 31, 2013, which was a decrease of $578,000, or 12.1%, from $4,786,000 during the nine-month period ended January 31, 2012.  The overall decrease in sales was driven by a reduction in customer orders received and shipped during the year to date period.  We continue to focus on sales, marketing, and new product development of wireless remote monitoring equipment.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, recurring data management services revenue totaled approximately $737,000, an increase of $128,000, or 21.0%, from data management services revenue of $609,000 reported in the comparable period of the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will continue to grow steadily from the current period as a result of new products and our expansion into new industrial markets.  Although some of our targeted markets and potential new customers remain cautious regarding their capital investments, we expect that our continued investment in both sales and marketing and new product development will produce additional revenues over the next few fiscal quarters and into the next fiscal year.

Sales of our industrial data communication solutions were approximately $624,000 for the nine-month period ended January 31, 2013, which was a slight $4,000, or 0.6%, decrease over the total sales of $628,000 for the nine-month period ended January 31, 2012.  We have increased our sales and marketing efforts to the existing customer base and are actively pursuing new customers and applications for the Director series products.  With this additional focus and effort, we expect revenues from our industrial communication products to grow over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, maintenance contract revenues, and RFID solutions, were approximately $2,765,000 for the nine-month period ended January 31, 2013. Total sales increased approximately $1,222,000, or 79.2%, as compared to the prior year period reported revenues of approximately $1,543,000.  The increase in revenues was primarily driven by an increase in shipments of the Radix FW950 and peripherals to our international partners combined with some significant domestic projects.  We believe that improving economic conditions in specific markets and increased sales of Radix products will provide an overall increase in sales over the next few quarters.  Recurring maintenance contract revenues posted a decrease for the nine-month period ended January 31, 2013 of approximately $57,000, or 8.8%, as a result of customers not electing to purchase maintenance plans after their initial warranty periods expired

EMS.  Sales for the EMS business segment were approximately $9,968,000, an increase of $220,000, or 2.3%, from $9,748,000 in the prior year period.  The increase in EMS sales was the result of increased orders from our existing customers due to growth in their businesses.  We continue our focus on increasing EMS gross margins by targeting specific markets that are likely to benefit from our proprietary technologies.  We have increased our investment in EMS sales and marketing and expect these activities will lead to moderate growth in EMS sales and margins in the longer term.  The prolonged uncertainty regarding future economic conditions could likely have an impact in the near term and likely could affect current scheduled orders as well as future bookings.  These could adversely influence EMS sales over the next few quarters.

Gross margin for the nine-month period ended January 31, 2013 was 37.0% of sales, or $6,603,000, compared to 35.8% of sales, or $6,091,000, for the nine-month period ended January 31, 2012.  The increase of gross margin dollars and gross margin percentage was the direct result of higher overall sales volumes and a favorable product mix during the period.

	Nine Months Ended
	(In thousands)
	January 31, 2013		January 31, 2012
Gross margin – EMS	$2,574	25.8%	$2,346	24.1%
Gross margin – Proprietary products	4,029	51.1%	3,745	51.5%
Total gross margin	$6,603	37.0%	$6,091	35.6%

Gross margin for the Proprietary products business segment was approximately 51.1% of sales, or $4,029,000, for the nine-month period ended January 31, 2013 as compared to 51.5% of sales, or $3,745,000, for the nine-month period ended January 31, 2012.  The increase in gross margin dollars for the Proprietary products was mainly due to the increase in Proprietary product sales volumes.  The slight decrease in gross margin percentage was the impact of the specific mix of Proprietary product sales during the nine-month period ended January 31, 2013 versus the nine-month period ended January 31, 2012.

The gross margin for the EMS business segment was $2,574,000, or 25.8% of sales, compared to $2,346,000, or 24.1% of sales, for the prior year period.  The increase of EMS gross margin dollars and percentage resulted from the increase in sales volumes during the period as well as our continued focus on improving EMS gross margins and the elimination of less profitable accounts.

We expect that consolidated gross margins over the next few quarters will likely remain in the range of 34% to 39%.  This expectation is based on our forecasted sales volume and the sales mix of Proprietary products and EMS products and services which impacts our manufacturing efficiency and gross margins.  We continue to work to increase our EMS margins through productivity improvements and new OEM production opportunities and also anticipate increases in Proprietary product revenues as a percentage of our overall total sales volume.

Selling, general and administrative (“SG&A”) expenses totaled approximately $4,986,000 for the nine-month period ended January 31, 2013.  This was an increase of $239,000, or 5.0%, from the total SG&A expenses of $4,747,000 for the nine-month period ended January 31, 2012.  SG&A expenses were 27.9% of sales for the nine-month periods ended January 31, 2013 and 2012.

	Nine Months Ended
	(In thousands)
	January 31, 2013		January 31, 2012
Research & development expenses	$1,245	7.0%	$1,084	6.4%
Selling & marketing expenses	1,636	9.2%	1,602	9.4%
General & administrative expenses	2,105	11.8%	2,061	12.1%
Total selling, general and administrative expenses	$4,986	27.9%	$4,747	27.9%

Research and development expenses increased $161,000, to $1,245,000, during the fiscal year-to-date period as compared to the prior year-to-date period. This increase was primarily driven by higher engineering personnel expenses of approximately $129,000 as a result of our increased investment in new product design and an increase of $69,000 in other product development costs.  These increases were somewhat offset by lower professional design services of $26,000 and a $20,000 decrease in recruiting expenses.

Selling and marketing expenses were $1,636,000 for the nine-month period ended January 31, 2013 and $1,602,000 for the nine-month period ended January 31, 2012.  The increase of $34,000 was primarily the result of an increase in travel costs of $32,000 along with minor changes in personnel costs, advertising and promotion expenses, and commissions.

General and administrative expenses increased slightly by approximately $44,000, or 2.1%, from the comparable period of the prior year.  The increase was due to increases in personnel and personnel related expenses of approximately $49,000 marginally offset by decreases in travel costs, general office expenses, and professional fees.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the nine-month period ended January 31, 2013 was approximately $1,617,000, an increase of $273,000 from operating income of $1,344,000 reported for the nine-month period ended January 31, 2012.

Financial expense, including interest, was $54,000 and $128,000 for the nine-month periods ended January 31, 2013 and 2012, respectively.  The decrease of $74,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period in addition to the reduction of the interest rate on the Industrial Revenue Bonds in early September 2011.  During the nine-month period ended January 31, 2013, there were no additional net borrowings on the operating line of credit and the Company made payments of $750,000 that eliminated the outstanding balance.  As of January 31, 2013, there was also $2,849,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $3,031,000 at January 31, 2012.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the nine-month period ended January 31, 2013 was approximately $595,000.  For the nine-month period ended January 31, 2012, income tax expense was approximately $462,000.  The increase in income tax expense of $133,000 was the result of higher income during the current year-to-date period.  The effective income tax rate was 38.1% and 38.0% for the nine-month periods ended January 31, 2013 and 2012, respectively.  The minor change in the effective tax rate was due to the recognition of certain income tax adjustments and the benefit derived from the domestic manufacturing deduction.

As a combined result of the above factors, our net income was $968,000, or $0.25 per diluted share, for the nine-month period ended January 31, 2013 as compared to net income of $754,000, or $0.19 per diluted share, reported for the nine-month period ended January 31, 2012.

Liquidity and Capital Resources

Cash and cash equivalents decreased $112,000 to $24,000 as of January 31, 2013 compared to $136,000 at April 30, 2012.  This decrease was primarily the result of the cash generated from operating activities including increases in accounts payable and accounts receivable and reductions in inventory and accrued expenses.  The cash generated from operating activities was offset by purchases of equipment and cash used in financing activities including debt payments and purchases of common stock through our stock repurchase program.

Operating activities.  Our consolidated working capital increased approximately $278,000 during the nine-month period ended January 31, 2013.  The increase was primarily due to an increase in current assets, primarily accounts receivable, offset slightly by an increase in current liabilities.  Cash generated from operating activities was used in the reduction of debt during the period, purchases of equipment, and repurchases of common stock.  Operating cash receipts totaled approximately $17,078,000 and $17,179,000 during the nine-month periods ended January 31, 2013 and 2012, respectively.  The decrease in operating cash receipts is primarily the result of an increase in accounts receivable offset by a reduction in accrued expenses as compared to the prior year. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $16,009,000 for the nine-month period ended January 31, 2013 and $16,461,000 for the nine-month period ended January 31, 2012.

Investing activities.  Cash used in investing activities totaled $214,000 and $230,000 during the nine-month periods ended January 31, 2013 and 2012, respectively, as we purchased slightly more equipment in fiscal 2012.

Financing activities.  As of January 31, 2013, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit was amended on October 26, 2012 to extend the expiration date to October 30, 2014 and remove the interest rate floor.  The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2014.  As of January 31, 2013, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of January 31, 2013 was approximately $5,117,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of January 31, 2013 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of January 31, 2013 we were in compliance will all covenants.    For the nine-month period ended January 31, 2013 there were no additional net borrowings on the operating line of credit.  Total payments on the line of credit were $750,000 for the nine-month period while payments on long-term debt totaled approximately $136,000.  Cash used in purchases of common stock during the period for the stock repurchase program totaled $140,000.  Effective September 1, 2011, the 5-year adjustable interest rate on our Industrial Revenue Bonds was reset to 1.89% through September 1, 2016.  For the nine-month period ended January 31, 2012, financing activities included $750,000 of cash used in payment on the line of credit and $113,000 in payments on long-term debt.

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

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the three-month period ended January 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
From: November 1, 2012 To: November 30, 2012	--	$--	--	393,291
From: December 1, 2012 To: December 31, 2012	--	$--	--	393,291
From: January 1, 2013 To: January 31, 2013	33,502	$4.17	33,502	359,789
Total	33,502	$4.17	33,502	359,789

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended January 31, 2013, the Company repurchased 33,502 shares at a cost of approximately $140,000 (average cost of $4.17 per share).

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

ELECSYS CORPORATION

March 11, 2013	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer (Principal Executive Officer)

March 11, 2013	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1	Third Amendment to Secured Loan Agreement dated October 26, 2012 with UMB Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL):
(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Stockholders’ Equity,
(iv) the Consolidated Statement of Cash Flows, and
(v) the Notes to the Consolidated Financial Statements.