Form 10-K
period 2013-04-30
ELECSYS CORP
filed 2013-07-10
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended April 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number0-22760

ELECSYS CORPORATION
(Exact name of Registrant as Specified in its charter)

Kansas	48-1099142
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

846 N. Mart-Way Court Olathe, KS	66061
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (913) 647-0158

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Stock Market

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
Yes[ ]           No[X]

The aggregate market value of the Common Stock held by non-affiliates as of October 31, 2012, was approximately $12,399,000 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,892,136 shares of Common Stock, $.01 par value, outstanding as of July 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2013 Annual Meeting are incorporated by reference into Part III.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-K
Year Ended April 30, 2013

Part I

Item 1.	BUSINESS

General

Elecsys Corporation (the “Company,” “we,” “us,” or “our”), provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, transportation, safety and security systems, and water management.  Our proprietary products and services encompass wireless remote monitoring, industrial data communication, and mobile data acquisition technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and equipment for various target markets under several premium brand names.  In addition to these proprietary products, we design and manufacture rugged and reliable custom electronic assemblies, some incorporating proprietary Elecsys technologies, for multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

Under the Pipeline Watchdog and Elecsys names, we design, manufacture, and provide wireless remote monitoring and telemetry solutions to the energy infrastructure and transportation sectors, as well as other industrial markets.  Our wireless remote monitoring, data acquisition and communication devices utilize innovative technology and proprietary Elecsys software systems to provide full time, wireless status monitoring, data acquisition, alarm notification, and data reporting regarding the performance of many types of systems.  These highly reliable systems, combined with our internet-based user interface or Elecsys proprietary host management software, provide our customers with access to real-time operational data and active monitoring and control of large populations of field-deployed remote devices.

We develop and provide industrial data communication solutions to the energy infrastructure sector, as well as other industrial markets, through our Director Series of products.  These reliable field devices, integrated with an associated suite of proprietary database software, cyber security applications, and industry standard communication protocols, store, concentrate, and efficiently transfer data from remote equipment to corporate data systems. Primarily used in supervisory control and data acquisition (SCADA) systems in large energy infrastructure and process control applications, these industrial communication gateways enable operational field data to be acquired, transformed, and transmitted efficiently and securely.

Our Radix brand of ultra-rugged handheld computers provide mobile data acquisition solutions for multiple industrial applications.  Optimized for tough use in harsh and extreme environments where data integrity is paramount, these solutions include handheld computers, printers, communication modules, RFID tags and readers, other peripherals and specialized application software.  Elecsys mobile data acquisition equipment is deployed in over 70 countries in applications that include utilities, transportation logistics, law enforcement, route accounting/deliveries, and inspection and maintenance.

We provide electronic manufacturing services (EMS) and custom display assemblies for select OEM partners in diverse industrial markets.  We use our technical expertise and operational capabilities to design and efficiently manufacture rugged and dependable electronic assemblies for use in harsh environments.  We also provide OEM's access to our specialized proprietary technologies, such as wireless M2M communications and data management and custom high brightness liquid crystal displays (LCDs) for outdoor applications.  In some cases, Elecsys provides a complete end-to-end M2M solution private labeled for the OEM.  These integrated capabilities enable our OEM partners to rapidly develop and introduce new M2M technology solutions that differentiate their products from the competition and keep them at the cutting edge of their respective industries.

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

Business

Operations. We operate our business primarily from our 60,000 square foot production and headquarters facility located in Olathe, Kansas.  Production and manufacturing of all our proprietary products and substantially all design and manufacturing services are accomplished from this facility.  All engineering resources associated with product design, research and development, and OEM electronic design services are also located at the Company's headquarters facility.  To gain and support our customers, we utilize a combination of both a direct sales force and a network of business partners located both in North America and selected markets throughout the world, specialized by technology, industry, or geographical region.  We operate several satellite locations around the world to provide sales and technical support to our customers and business partners.  We believe that there is sufficient capacity within our present property and facilities to accommodate our anticipated growth over the next few years.

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

The Elecsys and Pipeline Watchdog remote monitoring units are integrated with centralized data services that operate using the proprietary Elecsys M2M data portal and data center and WatchdogCP Web Monitor software.  The Elecsys M2M Web Monitor system is comprised of a variety of remote monitoring devices that use the digital cellular network infrastructure, satellite systems, or proprietary communication systems to link into either an Elecsys hosted web-based data network or a customer operated enterprise application.  Our remote devices, built upon proprietary designs and technology, monitor multiple parameters and allow control activity and data collection to take place at remote sites.  When combined with our data management software and intuitive user interface, customers can directly access and control a large population of field-deployed remote monitoring and data telemetry devices.  Elecsys can also integrate our proprietary back-end data management and customer interface systems with various enterprise applications operating within specific customer networks.

In addition to initial equipment revenue, each deployed remote monitor typically generates monthly license and network service revenues.  Thousands of our remote monitors have been fielded in various applications and locations that provide these recurring license and service revenues.  Remote monitoring and data telemetry solution sales are conducted primarily through direct marketing and sales efforts.  We exhibit at key national, regional, and international trade conferences and exhibitions.  We currently sell our remote monitoring and data telemetry products and services throughout North America and select markets in the Middle East and South America.

Industrial Data Communications.  The Director series of SCADA communications gateways, integrated with our associated suite of data management software and industry standard communication protocols, gather data from a wide variety of field devices and measurement instrumentation and efficiently deliver the associated information directly to corporate control and data systems.  Our Director communications gateways enable operational field data to be acquired, transmitted, and utilized efficiently over existing communications networks.  Simple to implement, the Director series can be programmed for a wide variety of field applications.  When used in conjunction with our Host Communications Processor (HCP2) data communication management software or our OLE for Process Control (OPC) standard data interoperability software, our field devices can minimize bandwidth usage and make existing communications networks more efficient.  The Elecsys M2M data communication capabilities include several options of communication security software.  These cyber security solutions are simple to install software additions to the Director series that enables legacy field devices to securely communicate with control centers through a virtual private network without compromising operations or data integrity.

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

Mobile Data Acquisition.  We develop, manufacture, and support mobile data acquisition solutions by combining our ultra-rugged Radix handheld computers with specialized peripherals and application software.  Our solutions can be found in utilities, law enforcement, transportation, logistics tracking, medical, maintenance, and other applications in demanding environments.

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

Custom Electronic Manufacturing Services (EMS).  We provide a wide range of design, manufacturing, and support services to select OEMs that desire a dependable source for custom electronic assemblies that integrate specialized technologies with high quality electronic production.  The rugged and dependable electronic assemblies and displays that we provide are used in agriculture, safety, transportation, aerospace, military, and other applications.  Sales are made primarily to customers in the United States and Canada, which are serviced by in-house sales and program management specialists.  We view our OEM customers as long-term strategic partners and we work to provide them with broad technical services and excellent customer care.

We provide custom electronic hardware, software, and mechanical design services to our OEM partners.  In addition, we provide access to certain specialized proprietary technology developed by Elecsys in areas such as wireless M2M remote data acquisition and telemetry and custom ultra-bright displays for outdoor use in direct sunlight.  Our LCD fabrication process produces custom LCDs that are used to display information in a variety of applications from commercial and industrial to aerospace and military products.  We fabricate highly specialized and low-to-medium volume custom LCD devices in the cleanroom located within our primary production facility.  We also maintain relationships with several offshore LCD manufacturers to source higher volume customer requirements.  These diverse capabilities enable our OEM partners to rapidly develop and manufacture new integrated electronic assemblies that differentiate their products from their competition.

We believe that the market for our proprietary solutions is large and growing and we are committed to developing and supplying the best products and services for those markets that demand reliable equipment for use in harsh environments.  We feel that our specialized proprietary technologies combined with our operational capabilities and our responsive customer support services represent an attractive solution to our customer base.  We also believe that our electronic manufacturing capabilities and innovative M2M technologies, combined with our materials management expertise, make us an effective electronic manufacturing resource for many OEMs.

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

Competition

While there are numerous competitors in the general remote monitoring market, some that are much larger than us and with greater financial, operating, and marketing resources, we participate in certain specialized industrial sectors of the market where we believe our proprietary products have a significant portion of the market and possess certain technology and performance advantages.  There are several firms that participate in the pipeline remote monitoring market.  Our management believes the significant competitive factors in our markets include reliability, features, performance, and price.  We believe that our current Elecsys and Pipeline Watchdog products and our proprietary data management software systems compete favorably with respect to these factors.

There are numerous companies that offer solutions that could compete with our industrial data communications products.  Many of these competitors are larger or more established in the market than Elecsys, with greater financial, operating, and marketing resources, including companies such as Emerson Electric Co., Siemens AG, and Cooper Industries.  We focus on specific segments of this market and believe that the Director series of products compete favorably relative to the important competitive factors in these segments.  These factors include technical features, innovation, flexibility, and customer support.

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

There are numerous domestic and foreign electronic manufacturing service providers that compete with the EMS services we provide.  Many of these competitors are substantially larger than us, with greater financial, operating, manufacturing and marketing resources and broader geographic breadth, including Flextronics International Ltd., Sanmina Corporation, and Celestica, Inc.  There are a limited number of LCD manufacturers located in the United States and numerous foreign manufacturers who export LCD products into our primary customer markets.  Our management team believes that the principal competitive factors in the EMS markets we target are product quality, reliable delivery, flexibility, and technical capability.  We believe that we compete favorably in these areas and that our capability to integrate wireless M2M telemetry technology and rugged, ultra-bright displays with custom electronic assemblies differentiates us from other EMS providers.

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

Patents, Trademarks and Licenses

We own or license multiple patents dealing with cellular communication techniques, cathodic protection measurement methods, radio frequency identification technology, data compression and transmission, and other communication concepts.  Some of these patents deal specifically with our target markets and have influence on our competitive status.  We intend to use these intellectual property assets to both protect our competitive position and to license certain technology.  The average remaining life of these patents is approximately 9 years.

Research and Development

We are actively developing new proprietary machine to machine (M2M) communication technology products and solutions for our Elecsys, Pipeline Watchdog, Director, and Radix brands.  These numerous concurrent projects vary in duration and generally involve electronic hardware, mechanical, and system software design.  Total research and development expenses for our proprietary products and technology solutions were approximately $1,716,000 and $1,438,000 for the fiscal years 2013 and 2012, respectively.  We believe that our internal engineering resources combined with qualified third-party engineering consultants will be able to satisfy the current needs of our customer bases.

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

Dependence on One or a Few Major Customers

Sales to our five largest customers were 53% of total sales in fiscal 2013 with sales to two customers accounting for 30% and 13% of total sales.  Sales to our five largest customers in fiscal 2012 totaled 43% of total sales which included sales to the two largest customers that amounted to 20% and 12% of total sales.  The increase in sales to the five largest customers in fiscal 2013 is primarily the result of an overall increase in orders and shipments to our largest customer.  The loss of one or more of these major customers would have a substantial impact on our business.  In order to minimize the impact the loss of any one customer might have on the business, we seek to expand and diversify our customer base.  We are focusing our increased sales efforts on new and existing proprietary products and technology and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets.  These international markets include the Middle East, South America, Europe, and parts of southern Africa.  The new proprietary products and services include innovative machine to machine communication technology solutions for critical industrial applications.  We continue to increase, develop and transition our internal sales force in an effort to effectively develop opportunities for new products, services and technology in new markets.

Total Number of Employees

At April 30, 2013, we had a total of 124 full time employees and 1 part-time employee.  None of the employees are represented by a labor organization or subject to a collective bargaining agreement.  Our management team believes that our relationship with our employees is good.

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

We tailor specific technology solutions to our customers’ requirements wherever high quality, reliability, and innovation are essential.  Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products or services.  These problems could include:

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

We are dependent on a small number of OEM customers in our EMS business segment.  Our proprietary product line segment utilizes business partners worldwide to create integrated solutions with our hardware and our business partners’ software products.  The Radix product line relies on these business partner relationships more heavily than some of the other proprietary product lines which utilize our internal sales team and complement our sales and marketing efforts with external business partners.  Accordingly, we are dependent on the continued growth, viability and financial stability of our largest OEM customers for our EMS business segment and our business partners for our proprietary products business segment.  We generally do not obtain firm, long-term purchase commitments from our customers or business partners, and have often experienced reduced lead times in customer orders.  Customers and business partners may cancel their orders, change production quantities, and delay production for a number of reasons.  Our business partners may experience delays in their software development which may delay delivery of Radix products.  Uncertain economic conditions have resulted, and may continue to result, in some of our customers and business partners delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated.  Cancellations, reductions, or delays by a significant customer, business partner, or by a group of customers and business partners have harmed, and may continue to harm, our results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer and business partner orders and lower asset utilization resulting in lower gross margins.

Current capital and credit market conditions may adversely affect our access to capital, cost of capital, and business operations.

The general worldwide economic and capital market conditions continue to adversely affect access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States and other international markets continue or becomes worse, our cost of debt and/or equity capital and the access to capital markets could be adversely affected.  Pursuant to our line of credit agreement with a regional financial institution, we have access to up to $6,000,000.  Based on our calculated borrowing base of allowable accounts receivable and inventory as of April 30, 2013, there is $4,523,000 of available funds for us to utilize on the line of credit.  This line of credit expires in October 2014 and we plan to continue to obtain additional one year extensions on the line of credit each year.  We have discussed these proposed one year extensions on the line of credit with our lender on identical terms, but there can be no assurance that they will grant the extensions, and if they do, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to us.  To the extent that our lender fails to grant an extension of the line of credit or if the terms of any extension are more burdensome or costly, our operating results and financial condition could be materially adversely affected.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	DESCRIPTION OF PROPERTIES

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

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for our common stock as reported by the NASDAQ Stock Market for the two preceding fiscal years.  No cash dividends were declared during the last two fiscal years.  As of June 28, 2013, we had approximately 150 stockholders of record.

Fiscal Year 2013	High	Low
First Quarter	$5.00	$3.75
Second Quarter	3.98	3.00
Third Quarter	4.82	3.00
Fourth Quarter	5.88	4.01
For the Year	$5.88	$3.00

Fiscal Year 2012	High	Low
First Quarter	$7.15	$4.85
Second Quarter	6.06	3.55
Third Quarter	4.70	4.00
Fourth Quarter	5.37	4.10
For the Year	$7.15	$3.55

Sales of Unregistered Securities

We did not have any unregistered sales of equity securities in fiscal 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended April 30, 2013, the Company repurchased 25,912 shares at a cost of approximately $135,000 (average cost of $5.23 per share).

The following table sets forth our stock repurchase activity during the three-month period ended April 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
From: February 1, 2013 To: February 28, 2013	3,414	$4.37	36,916	356,375
From: March 1, 2013 To: March 31, 2013	2,158	$4.23	39,074	354,217
From: April 1, 2013 To: April 30, 2013	20,340	$5.48	59,414	333,877
Total	25,912	$5.23

Equity Compensation Plans

The following table sets forth, as of April 30, 2013, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (1)	205,500	$4.28	291,259
Equity compensation plans not approved by security holders	--	--	--

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

Overview

Elecsys Corporation provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, transportation, safety and security systems, and water management.  Our proprietary products and services encompass remote monitoring, industrial data communication, and mobile data acquisition technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom electronic assemblies, some incorporating proprietary Elecsys technologies, for multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

On October 26, 2012, we amended the expiration date of our operating line of credit to October 30, 2014 and removed the interest rate floor.   The $6,000,000 line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $4,523,000 as of April 30, 2013. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2013) plus/minus 0.5%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on April 30, 2013 which was the lowest rate allowed under the terms of the operating line of credit.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  There were no outstanding borrowings on the line of credit as of April 30, 2013.

On December 17, 2012, we announced a share repurchase program by which we planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended April 30, 2013, the Company repurchased 25,912 shares at a cost of approximately $135,000 (average cost of $5.23 per share).  For the fiscal year ended April 30, 2013, we had repurchased 59,414 shares at a cost of approximately $282,000 (average cost of $4.75 per share).

Results of Operations

The following table sets forth for the periods presented, certain statement of operations data (in thousands, except per share data):

	Years Ended
	April 30, 2013		April 30, 2012
Sales	$25,365	100.0%	$23,104	100.0%
Cost of products sold	15,991	63.0%	14,709	63.7%
Gross margin	9,374	37.0%	8,395	36.3%
Selling, general and administrative expenses	6,613	26.1%	6,275	27.2%
Operating income	2,761	10.9%	2,120	9.2%
Interest expense	(65)	(0.3%)	(152)	(0.7%)
Other expense, net	(3)	(0.0%)	(3)	(0.0%)
Net income before taxes	2,693	10.6%	1,965	8.5%
Income tax expense	1,010	4.0%	746	3.2%
Net income	$1,683	6.6%	$1,219	5.3%
Net income per share - basic	$0.43		$0.32
Net income per share - diluted	$0.43		$0.32

Sales for the year ended April 30, 2013 were approximately $25,365,000, an increase of $2,261,000, or 9.8%, from $23,104,000 for the comparable period of fiscal 2012.

	Year Ended
	(In thousands)
	April 30, 2013		April 30, 2012
EMS sales	$14,741	58.1%	$13,162	57.0%
Proprietary product sales	10,624	41.9%	9,942	43.0%
Total Sales	$25,365	100.0%	$23,104	100.0%

Proprietary products.  Sales of our proprietary products and services were $10,624,000 for the year ended April 30, 2013, which was a $682,000, or 6.9%, increase from sales of $9,942,000 in the prior year.

Sales of our wireless remote monitoring solutions were approximately $6,076,000 for the year ended April 30, 2013, which was a decrease of $458,000, or 7.0%, from $6,534,000 during the year ended April 30, 2012.  The overall decrease in sales occurred as a result of a reduction in customer orders received and shipped of current remote monitoring products during the year in addition to minor delays in some new product market introductions.  We continue to focus on sales, marketing, and new product development of wireless remote monitoring equipment.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, recurring data management services revenue totaled approximately $1,001,000, an increase of $165,000, or 19.7%, from data management services revenue of $836,000 reported in the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will grow steadily as a result of new products and our expansion into new industrial markets.  We foresee that our continued investment in both sales and marketing and new product development will produce additional revenues over the next few fiscal quarters.

Sales of our industrial data communication solutions were approximately $832,000 for the year ended April 30, 2013, which was a $121,000, or 17.0%, increase over the total sales of $711,000 for the year ended April 30, 2012.  We have increased our sales and marketing efforts to the existing customer base and are actively pursuing new customers and new applications for the Director Series products.  With this additional focus and effort, we expect revenues from our industrial communication products to grow over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, maintenance contract revenues, and RFID solutions, were approximately $3,352,000 for the year ended April 30, 2013. Total sales increased approximately $1,074,000, or 47.2%, as compared to the prior year reported revenues of approximately $2,278,000.  The increase in revenues was primarily driven by an increase in shipments of the Radix FW950 and peripherals to our international partners combined with some significant domestic projects.  We are confident that improving economic conditions in specific markets will provide a slight increase in sales over the next few quarters.  Recurring maintenance contract revenues posted a decrease for the year ended April 30, 2013 of approximately $72,000, or 8.4%, as a result of customers not electing to purchase maintenance plans after their initial warranty periods expired.

EMS.  Sales for the EMS business segment were approximately $14,741,000, an increase of $1,579,000, or 12.0%, from $13,162,000 in the prior year.  The increase in EMS sales was the result of increased orders from our existing customers due to growth in their businesses.  We continue our focus on increasing EMS gross margins by targeting specific markets that are likely to benefit from our proprietary technologies.  We have increased our investment in EMS sales and marketing and expect these activities will lead to moderate growth in EMS sales and margins in the longer term.  Future economic conditions could have a positive or negative impact in the near term and likely could affect current scheduled orders as well as future bookings.

Total consolidated backlog at April 30, 2013 was approximately $8,493,000, an increase of $588,000, or 7.4%, from a total backlog of $7,905,000 on April 30, 2012 and a decrease of approximately $1,083,000, or 11.3%, from a total backlog of $9,576,000 on January 31, 2013.  EMS orders usually specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of proprietary products and EMS sales varies.

The following table presents the backlog by business segment for the periods ended April 30, 2013, January 31, 2013, and April 30, 2012 (in thousands).

	April 30, 2013	January 31, 2013	April 30, 2012
EMS	$7,963	$8,988	$7,750
Proprietary products	530	588	155
Total backlog	$8,493	$9,576	$7,905

Gross margin for the year ended April 30, 2013 was 37.0% of sales, or $9,374,000, compared to 36.3% of sales, or $8,395,000, for the year ended April 30, 2012.  The increase of both gross margin dollars and gross margin percentage was the direct result of higher overall sales volumes and a favorable product mix during the period.

	Year Ended
	(In thousands)
	April 30, 2013		April 30, 2012
Gross margin – EMS	$4,057	27.5%	$3,237	24.6%
Gross margin – Proprietary products	5,317	50.1%	5,158	51.9%
Total gross margin	$9,374	37.0%	$8,395	36.3%

Gross margin for the proprietary products business segment was approximately 50.1% of sales, or $5,317,000, for the year ended April 30, 2013 as compared to 51.9% of sales, or $5,158,000, for the year ended April 30, 2012.  The increase in gross margin dollars for the proprietary products was mainly due to the increase in proprietary product sales volumes.  The slight decrease in gross margin percentage was the impact of the specific mix of proprietary product sales during the year ended April 30, 2013 versus the year ended April 30, 2012.

The gross margin for the EMS business segment was $4,057,000, or 27.5% of sales, compared to $3,237,000, or 24.6% of sales, for the prior year.  The increase of EMS gross margin dollars and percentage resulted from the increase in sales volumes as well as our continued focus on improving EMS gross margins and the elimination of less profitable accounts.

We expect that consolidated gross margins over the next few quarters will likely remain in the range of 34% to 39%.  This expectation is based on our forecasted sales volume and the sales mix of proprietary products and EMS products and services which impact our manufacturing efficiency and gross margins.  We continue to work to increase our EMS margins through productivity improvements and new OEM production opportunities and also anticipate increases in proprietary product revenues as a percentage of our overall total sales volume.

Selling, general and administrative (“SG&A”) expenses totaled approximately $6,613,000 for the year ended April 30, 2013.  This was an increase of $338,000, or 5.4%, from the total SG&A expenses of $6,275,000 for the year ended April 30, 2012.  The primary reason behind the increase in SG&A expenses was the $278,000 increase in Research & Development expenses during the current fiscal year.  SG&A expenses were 26.1% and 27.2% of sales for the years ended April 30, 2013 and 2012, respectively.

	Year Ended
	(In thousands)
	April 30, 2013		April 30, 2012
Research & development expenses	$1,716	6.8%	$1,438	6.2%
Selling & marketing expenses	2,192	8.6%	2,143	9.3%
General & administrative expenses	2,705	10.7%	2,694	11.7%
Total selling, general and administrative expenses	$6,613	26.1%	$6,275	27.2%

Research and development expenses increased $278,000, to $1,716,000, during the fiscal year period as compared to the prior year period. This increase was primarily driven by higher engineering personnel expenses of approximately $205,000 as a result of increased investment in new product design and an increase of $97,000 in other product development costs.  These increases were somewhat offset by lower professional design services of $26,000 and a $20,000 decrease in recruiting expenses.

Selling and marketing expenses were $2,192,000 for the year ended April 30, 2013 and $2,143,000 for the year ended April 30, 2012.  The increase of $49,000 was primarily the result of an increase in travel costs of $40,000 along with minor changes in personnel costs, advertising and promotion expenses, and commissions.

General and administrative expenses increased slightly by approximately $11,000, or 0.4%, from the prior year.  The increase was due to increases in personnel related expenses of approximately $182,000 offset by decreases in travel costs, general office expenses, and professional fees.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems and capabilities.

Operating income for the year ended April 30, 2013 was approximately $2,761,000, an increase of $641,000, an increase of 30.2%, from operating income of $2,120,000 reported for the year ended April 30, 2012.

Financial expense, including interest, was $68,000 and $155,000 for the years ended April 30, 2013 and 2012, respectively.  The decrease of $87,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  During the year ended April 30, 2013, there were no additional net borrowings on the operating line of credit and the Company made payments of $750,000 that eliminated the outstanding balance.  As of April 30, 2013, there was also $2,804,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds), secured by real estate, compared to $2,985,000 at April 30, 2012.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary, but will also seek to minimize our interest expense when possible.

Income tax expense for the year ended April 30, 2013 was approximately $1,010,000.  For the year ended April 30, 2012, income tax expense was approximately $746,000.  The increase in income tax expense of $264,000 was the result of higher income during the current year.  The effective income tax rate was 37.5% and 38.0% for the years ended April 30, 2013 and 2012, respectively.  The minor change in the effective tax rate was due to the recognition of certain income tax adjustments and the increased benefit derived from the domestic manufacturing deduction.

As a combined result of the above factors, our net income was $1,683,000, or $0.43 per diluted share, for the year ended April 30, 2013 as compared to net income of $1,219,000, or $0.32 per diluted share, reported for the year ended April 30, 2012, an increase of $464,000, or 38.1%.

Impact of Inflation and Changing Prices

Inflation and the effect of changing prices over the past two fiscal years have had minimal impact on our financial position and our results of operations.

Liquidity and Capital Resources

Comparison of cash flows results for the years ended April 30, 2013 and 2012 are summarized as follows:

	Year ended
	(In thousands)
	April 30, 2013	April 30, 2012
Net cash provided by operating activities	$2,731	$1,225
Net cash (used in) investing activities	(343)	(267)
Net cash (used in) financing activities	(1,060)	(1,282)
Net increase (decrease) in cash	1,328	(324)
Cash at beginning of year	136	460
Cash at end of year	$1,464	$136

Cash and cash equivalents increased $1,328,000 to $1,464,000 as of April 30, 2013 compared to $136,000 at April 30, 2012.  This increase was primarily the result of the cash generated from operations slightly offset by the reduction in debt, purchases of equipment and the purchase of common stock through our stock repurchase program.

Operating Activities.  Cash provided by operating activities was approximately $2,731,000 during the year ended April 30, 2013, which resulted primarily from $1,683,000 of net income for the period and $663,000 of non-cash earnings adjustment items such as depreciation, amortization, stock compensation expense, and an increase in accounts payable.  Our consolidated working capital increased approximately $983,000 from $7,129,000 at the end of the 2012 fiscal year to $8,112,000 at the end of the 2013 fiscal year.  The increase in working capital was primarily due to the increase in cash and current assets, including inventory, that were only slightly offset by an increase in current liabilities such as accounts payable and accrued expenses.  Operating cash receipts during fiscal 2013 totaled over $25,457,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were approximately $22,726,000. We will utilize our line of credit, if necessary, in order to pay suppliers and meet operating cash requirements.

Investing Activities.  Cash used in investing activities totaled $343,000 during the year ended April 30, 2013 as a product of purchases of equipment and proceeds from assets sold.  During the year ended April 30, 2012, cash used in investing activities totaled $267,000 which resulted from purchases of equipment.  Anticipated future purchases of equipment and cash used in investing activities is expected to increase slightly from the amounts expended in fiscal 2013 to enhance productivity, upgrade equipment, and increase capacity.

Financing Activities.  As of April 30, 2013, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit was amended on October 26, 2012 to extend the expiration date to October 30, 2014 and remove the interest rate floor.  The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2014.  As of April 30, 2013, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of April 30, 2013 was approximately $4,523,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of April 30, 2013 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of April 30, 2013 we were in compliance will all covenants.  During the year ended April 30, 2013 there were no additional net borrowings on the operating line of credit.  Total payments on the line of credit were $750,000 for the year while payments on long-term debt totaled approximately $181,000.  Cash used in purchases of common stock during the period for the stock repurchase program totaled $282,000 while there were proceeds of $153,000 from the exercise of stock options.  Effective September 1, 2011, the 5-year adjustable interest rate on our Industrial Revenue Bonds was reset to 1.89% through September 1, 2016.  For the prior year ended April 30, 2012, financing activities included $1,200,000 of cash used in payment on the line of credit, $159,000 in payments on long-term debt, and $77,000 of proceeds from the exercise of stock options.

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

Contractual Obligations

We have a $6,000,000 line of credit that expires on October 30, 2014.  The line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory which totaled approximately $4,523,000 as of April 30, 2013.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and was 2.75% on April 30, 2013.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of April 30, 2013 we were in compliance with all covenants.  Our long-term financing also includes Industrial Revenue Bonds that are secured by our production and headquarters facility and the bonds are paid in monthly principal and interest payments.  The bonds’ 5-year adjustable interest rate is based on 5-year United States Treasury Notes, plus 0.45% (1.89% as of April 30, 2013).  This rate was reset on September 1, 2011 in accordance with the terms of the bonds and will be in force until September 1, 2016.

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

Inventory Valuation.  Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value.  Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  We make provisions for estimated excess and obsolete inventory based on our quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  We review our inventory in detail on a quarterly basis utilizing multiple annual time horizons ranging from 24-months to 60-months.  Individual part numbers that have not been used within each of the time horizons are examined by manufacturing personnel for obsolescence, excess and fair value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are allowed for as part of our quarterly inventory write-down.  If actual market conditions or our customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

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

Warranty Reserve.  We have established a warranty reserve for rework, product warranties and customer refunds.  We provide a limited warranty for a period of one year from the date of receipt of our products by our customers, or one year from installation for some of our products.  Our customers may also elect to purchase an extended warranty.  Our standard warranties require us to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues.  The product warranty liability reflects management’s best estimate of probable liability under our product warranties.

Goodwill.  Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  We do not amortize goodwill, but rather review our carrying value for impairment annually (January 31), and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists by comparing the carrying value of each reporting unit with its fair value, as determined by its estimated cash flows. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

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

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for us for the four fiscal quarters of the years ended April 30, 2013 and 2012.  This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of management, reflects all adjustments for a fair presentation thereof.  The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Three Months Ended
	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
	(In thousands, except per share data)
Sales	$4,257	$6,138	$7,458	$7,512
Gross margin	1,389	2,410	2,803	2,772
Operating (loss) income	(228)	700	1,146	1,143
(Loss) income before taxes	(249)	683	1,129	1,130
Net (loss) income	$(161)	$413	$716	$715
Net (loss) income per share – basic	$(0.04)	$0.11	$0.18	$0.18
Net (loss) income per share – diluted	$(0.04)	$0.11	$0.18	$0.18
Net cash (used in) provided by operating activities	$781	$531	$(243)	$1,662

	Three Months Ended
	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
	(In thousands, except per share data)
Sales	$5,673	$6,133	$5,218	$6,080
Gross margin	2,004	2,097	1,990	2,304
Operating income	389	483	473	775
Income before taxes	332	443	442	748
Net income	$213	$278	$262	$466
Net income per share – basic	$0.06	$0.07	$0.07	$0.12
Net income per share – diluted	$0.05	$0.07	$0.07	$0.12
Net cash (used in) provided by operating activities	$643	$111	$(36)	$507

New Accounting Pronouncements

 In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We adopted this standard at the beginning of our 2013 fiscal year without any impact on our financial statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Elecsys Corporation and Subsidiary (the Company) as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiary as of April 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Kansas City, Missouri
July 10, 2013

Elecsys Corporation and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)

	April 30, 2013	April 30, 2012
ASSETS
Current assets:
Cash	$1,464	$136
Accounts receivable, less allowances of $35 and $165, respectively	2,538	2,631
Inventories, net	6,238	5,940
Prepaid expenses	61	61
Income tax refund claims receivable	106	13
Deferred taxes	689	752
Total current assets	11,096	9,533

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,696	3,513
	8,828	8,645
Accumulated depreciation	(3,429)	(3,350)
	5,399	5,295

Goodwill	1,942	1,942
Intangible assets, net	1,685	1,886
Other assets, net	47	51
Total assets	$20,169	$18,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,390	$825
Accrued expenses	1,408	1,393
Income taxes payable	1	5
Current maturities of long-term debt	185	181
Total current liabilities	2,984	2,404

Deferred taxes	637	485
Long-term debt, less current maturities	2,619	3,554

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,897,832 at April 30, 2013 and 3,884,012 at April 30, 2012	40	39
Additional paid-in capital	11,429	11,166
Treasury shares, at cost, 59,414 shares	(282)	--
Retained earnings	2,742	1,059
Total stockholders' equity	13,929	12,264
Total liabilities and stockholders' equity	$20,169	$18,707

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2013	2012
Sales	$25,365	$23,104
Cost of products sold	15,991	14,709
Gross margin	9,374	8,395

Selling, general and administrative expenses:
Research and development expense	1,716	1,438
Selling and marketing expense	2,192	2,143
General and administrative expense	2,705	2,694
Total selling, general and administrative expenses	6,613	6,275

Operating income	2,761	2,120

Financial income (expense):
Interest expense	(65)	(152)
Other expense, net	(3)	(3)
	(68)	(155)

Net income before income tax expense	2,693	1,965

Income tax expense	1,010	746

Net income	$1,683	$1,219

Net income per share information:
Basic	$0.43	$0.32
Diluted	$0.43	$0.32

Weighted average common shares outstanding:
Basic	3,895	3,796
Diluted	3,906	3,844

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2011	3,789	$38	$10,999	$--	$(160)	$10,877
Net income	--	--	--	--	1,219	1,219
Exercise of stock options	95	1	76	--	--	77
Share-based compensation expense	--	--	91	--	--	91
Balance at April 30, 2012	3,884	39	11,166	--	1,059	12,264
Net income	--	--	--	--	1,683	1,683
Exercise of stock options	70	1	152	--	--	153
Issuance of restricted stock	3	--	--	--	--	--
Stock repurchases	(59)	--	--	(282)	--	(282)
Share-based compensation expense	--	--	111	--	--	111
Balance at April 30, 2013	3,898	$40	$11,429	$(282)	$2,742	$13,929

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$1,683	$1,219
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	111	91
Depreciation	347	359
Amortization	206	217
Provision for doubtful accounts	29	23
(Gain) loss on disposal of assets	(109)	6
Deferred taxes	215	(1)
Changes in operating assets and liabilities:
Accounts receivable	64	147
Inventories	(298)	(60)
Income tax refund claims receivable	(93)	(13)
Accounts payable	565	(423)
Accrued expenses	15	(308)
Income taxes payable	(4)	(46)
Other, net	--	14
Net cash provided by operating activities	2,731	1,225

Cash Flows from Investing Activities:
Purchases of property and equipment	(452)	(267)
Proceeds from assets sold	109	--
Net cash (used in) investing activities	(343)	(267)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	153	77
Principal payments on long-term debt	(181)	(159)
Stock repurchases	(282)	--
Principal payments on notes payable to bank	(750)	(1,200)
Net cash (used in) financing activities	(1,060)	(1,282)
Net increase (decrease) in cash	1,328	(324)
Cash at beginning of year	136	460
Cash at end of year	$1,464	$136

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$68	$166
Cash paid during the period for income taxes	891	792

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements
 In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, effective for interim periods and years beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted this standard at the beginning of its 2013 fiscal year without any impact on its financial statements.

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

Total Company sales to the five largest customers were 53% of total sales in fiscal 2013 with sales to our two largest customers accounting for 30% and 13% of total sales.  As of April 30, 2013, amounts due from our two largest customers totaled approximately $654,000 for our largest customer and approximately $57,000 for our second largest customer.  Sales to the five largest customers in fiscal 2012 totaled 43% of total sales which included sales to our two largest customers that amounted to 20% and 12% of total sales.  As of April 30, 2012, amounts due from our two largest customers totaled approximately $169,000 for our largest customer and less than $1,000 for our second largest customer.  The loss of one or more of these major customers would have a material adverse effect on the Company’s business.

The carrying amount of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and the current portion of long-term debt are at approximate fair value because of the short-term nature of these items.

The carrying value of the Company’s long-term debt approximates fair value as both the operating line of credit and the Industrial Revenue Bonds include a variable interest rate component.  The operating line of credit was refinanced in October 2012 and its interest rate is tied to both the prime interest rate and the Company’s debt-to-tangible net worth ratio.  The Industrial Revenue Bonds interest rate was reset in September 2011.

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

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Years
Building and improvements			39
Equipment	3	-	8

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists by comparing the carrying value of each reporting unit with its fair value, as determined by its estimated cash flows. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of January 31, 2013.

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

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expense charged to operations amounted to approximately $28,000 and $16,000 for the years ended April 30, 2013 and 2012, respectively.

2.	INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				April 30, 2013		April 30, 2012
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(404)	$852	$(336)
Customer relationships	5	–	15	1,040	(449)	1,040	(386)
Trade name			15	530	(200)	530	(165)
Technologies	13	–	15	475	(159)	475	(124)
				$2,897	$(1,212)	$2,897	$(1,011)

Amortization expense of intangible assets for the years ended April 30, 2013 and 2012 was approximately $201,000 and $214,000, respectively. Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2014	$202
2015	187
2016	166
2017	166
2018	90

The carrying amount of the Company’s goodwill at April 30, 2013 and 2012 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the years ended April 30, 2013 and 2012.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreement for its MBBS, S.A. (“MBBS”) acquisition in fiscal year 2010.  As of April 30, 2013, the Company has determined that based on the terms of the agreement and current projections, no contingent consideration is expected to be due in the MBBS transaction.

3.	INVENTORIES

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $682,000 and $677,000, at April 30, 2013 and 2012, respectively, are summarized by major classification as follows (in thousands):

	April 30, 2013	April 30, 2012
Raw material	$2,395	$2,684
Work-in-process	1,409	707
Finished goods	2,434	2,549
	$6,238	$5,940

The Company has entered into supplier arrangements with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2013 and 2012, finished goods inventory of approximately $467,000 and $696,000, respectively, was directly related to those customer agreements.

4.	PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of April 30, 2013, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 26, 2012 to extend the expiration date of the line of credit to October 30, 2014.    The total amount of borrowing base for the line of credit as of April 30, 2013 was approximately $4,523,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on April 30, 2013.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  The borrowings on the line of credit, if any, are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	April 30, 2013	April 30, 2012
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of April 30, 2013), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,804	$2,985

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at April 30, 2013) plus/minus 0.5% performance based interest, due in full on October 30, 2014, secured by accounts receivable and inventory. The interest rate as of April 30, 2013 was 2.75%.	--	750
	2,804	3,735
Less current maturities	185	181
Total long-term debt	$2,619	$3,554

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2014	$185
2015	189
2016	192
2017	196
2018	200
Thereafter	1,842
$2,804

5.	SEGMENT REPORTING

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

	Year Ended April 30, 2013
	EMS	Proprietary	Total

Total sales	$14,741	$10,624	$25,365

Segment gross margin	$4,057	$5,317	$9,374

Goodwill	$--	$1,942	$1,942

	Year Ended April 30, 2012
	EMS	Proprietary	Total

Total sales	$13,162	$9,942	$23,104

Segment gross margin	$3,237	$5,158	$8,395

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Years Ended April 30,
	2013	2012
Products and services:
Electronic manufacturing	$14,468	$12,734
Remote monitoring solutions	6,076	6,534
Industrial data communications	832	711
Mobile data acquisition	3,352	2,278
Other services:
EMS related services	273	428
Proprietary product related services	364	419
Total sales	$25,365	$23,104

The Company had total export sales of approximately $1,401,000 and $1,505,000 for the years ended April 30, 2013 and 2012, respectively.  The top three export markets for the Company’s products and services for the years ended April 30, 2013 and 2012 were South Africa, Canada and Thailand.

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2013	2012
Warranty reserve balance at beginning of period	$163	$165
Expense accrued, including adjustments	8	148
Warranty costs incurred	(81)	(150)
Warranty reserve balance at end of period	$90	$163

7.	OPERATING LEASES

The Company has a number of office equipment leases which will begin to expire in February 2014 through March 2016.  Rent expense under all operating leases was approximately $16,000 and $22,000 for the years ended April 30, 2013 and 2012, respectively.  The following table presents the Company’s future obligations for minimum lease payments (in thousands):

Years Ended April 30,	Amount
2014	$13
2015	1
2016	1

8.	NET INCOME PER SHARE

The following table presents the components of the calculation of basic and diluted income per share (in thousands):

	Years Ended April 30,
	2013	2012
Numerator:
Net income	$1,683	$1,219

Denominator:
Weighted average common shares outstanding – basic	3,895	3,796
Effect of dilutive options outstanding	11	48
Weighted average common shares outstanding – diluted	3,906	3,844

Options to purchase 181,500 and 75,750 shares of common stock as of the years ended April 30, 2013 and 2012, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

9.	STOCK OPTIONS

At April 30, 2013, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options may not be granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of April 30, 2013, there were options remaining outstanding to acquire 106,500 shares of common stock under the 1991 Plan.

In September 2010, the Company’s stockholders’ approved a second equity-based compensation plan.  The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of April 30, 2013, there were options outstanding to acquire 99,000 shares of common stock and 11,007 shares of restricted common stock awards granted under the 2010 Plan.

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

	Year Ended April 30,
	2013			2012
Risk-free interest rate			2.97%			2.97%
Expected life, in years			6			6
Expected volatility	65.52	–	80.48%	73.43	–	73.61%
Dividend yield			0.0%			0.0%
Forfeiture rate	9.20	–	9.70%			9.60%

The Company uses historical data to estimate option exercises and employee terminations used in the model.  Expected volatility is based on monthly historical fluctuations of the Company’s common stock using the closing market value for the number of months of the expected term immediately preceding the grant.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a bond with a similar expected term.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the years ended April 30, 2013 and 2012, there were no exercises of stock options which triggered tax benefits.

At April 30, 2013, there was approximately $164,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.5 years.

The following tables represent equity award activity for the years ended April 30, 2013 and 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)
Outstanding options at April 30, 2011	279,250	$2.48	3.77
Granted	85,000	5.11
Exercised	(95,000)	0.81
Forfeited	(35,000)	--
Outstanding options at April 30, 2012	234,250	$3.78	5.32
Granted	49,000	3.74
Exercised	(70,834)	2.16
Forfeited	(6,916)	--
Outstanding options at April 30, 2013	205,500	$4.28	6.54

Outstanding exercisable at April 30, 2013	115,250	$4.31	4.85

	Number of Shares	Weighted- Average Price
Outstanding restricted stock awards at April 31, 2011	--	--
Granted	7,200	$5.01
Exercised/Vested	--	--
Forfeited	--	--
Outstanding restricted stock awards at April 30, 2012	7,200	$5.01
Granted	6,207	4.35
Exercised/Vested	(2,400)	5.01
Forfeited	--	--
Outstanding restricted stock awards at April 30, 2013	11,007	$4.64

Outstanding vested at April 30, 2013	--	$--

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 27,000 and 264,259, respectively, at April 30, 2013.  At April 30, 2013 the aggregate intrinsic value of options outstanding was approximately $306,000, and the aggregate intrinsic value of options exercisable was approximately $144,000.  The Company recognized share-based compensation expense of $111,000 and $91,000 for the years ended April 30, 2013 and 2012, respectively.

During the year ended April 30, 2013, the Company granted 49,000 options that had a weighted average grant date fair value of $2.67 per share.  The Company also granted 6,207 restricted stock awards whose average grant date fair value was $4.35 per restricted share.  During the year ended April 30, 2012, the Company granted 85,000 options that had a weighted average grant date fair value of $3.39 per share.  The Company also granted 7,200 restricted stock awards during the 2012 fiscal year whose average grant date fair value was $5.01 per restricted share.

The following table summarizes information about options outstanding at April 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at April 30, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at April 30, 2013	Weighted- Average Exercise Price
$3.01 - $4.00	114,750	5.50	$3.57	82,833	$3.69
$4.01 - $5.00	25,000	9.06	$4.35	--	--
$5.01 - $6.00	55,000	7.77	$5.18	21,667	$5.29
$6.01 - $7.00	--	--	--	--	--
$7.01 - $8.00	10,750	5.36	$7.05	10,750	$7.05
Total	205,500	6.51	$4.30	115,250	$4.31

10.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at April 30, 2013 and 2012 are as follows (in thousands):

	Years Ended April 30,
	2013	2012
Deferred tax assets:
Current:
Accrued expenses	172	196
Inventories	502	490
Other	15	66
Total deferred tax assets	689	752

Deferred tax liabilities:
Property and equipment	(450)	(345)
Other	(187)	(140)
Total deferred tax liabilities	(637)	(485)

Net deferred tax asset	$52	$267

	Years Ended April 30,
	2013	2012
Current tax expense	$795	$747
Deferred tax expense	215	(1)
	$1,010	$746

The income tax expense differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30,
	2013	2012
Expense at federal statutory rate	$912	$668
Permanent tax differences	(24)	(16)
State tax expense, net of federal tax	134	98
Other	(12)	(4)
	$1,010	$746

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

As of April 30, 2013 and 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within tax expense.

It is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next 12 months.  An estimate of the range of such gross changes cannot be made at this time.  However, the Company does not expect the changes to have a significant impact on its effective tax rate or expected cash payments for income taxes within the next 12 months.

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With a few exceptions, we are no longer subject to Internal Revenue Service (IRS), state or local income tax examinations by tax authorities for the years before the fiscal year ended 2008.  As of April 30, 2013, the Company is not currently under examination by any taxing jurisdiction.

11.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service.  Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations.  The Company’s contribution matches the employee’s first 1% contribution plus an additional 50% of each employee's contribution up to the next 5% to a maximum of 6% of the employee's annual compensation.  Participants in the plan may direct the Company’s contribution into mutual funds and money market funds.  Additionally, the Company may make discretionary contributions to the plan.  For the years ended April 30, 2013 and 2012, Company contributions to the plan amounted to approximately $162,000 and $155,000, respectively.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, management concluded that, as of April 30, 2013, our internal control over financial reporting was effective.

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

(c)           Changes in internal controls.  There were no significant changes in our internal controls over financial reporting that occurred during our most recent quarter or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during our most recent quarter ended April 30, 2013.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be disclosed pursuant to this Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2013.

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

ELECSYS CORPORATION

Date: July 10, 2013		/s/ Karl B. Gemperli
	By:	Karl B. Gemperli
President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Karl B. Gemperli	Date: July 10, 2013
Karl B. Gemperli President, Chief Executive Officer and Director Principal Executive Officer

/s/ Todd A. Daniels	Date: July 10, 2013
Todd A. Daniels Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

/s/ Robert D. Taylor	Date: July 10, 2013
Robert D. Taylor Chairman of the Board of Directors

/s/ Stan Gegen	Date: July 10, 2013
Stan Gegen Director

/s/ Casey Coffman	Date: July 10, 2013
Casey Coffman Director

 EXHIBIT INDEX

NUMBER	DESCRIPTION
3.1	Articles of Incorporation

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

(l)
Secured Revolving Credit Note for $6,000,000 dated October 30, 2009 between Elecsys Corporation and UMB Bank, N.A. attached as Exhibit 10.2 of the Company’s Form 10-Q filed December 14, 2009 with the Securities and Exchange Commission, is incorporated by reference.

(m)
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

(p)
First Amendment to Secured Loan Agreement dated October 21, 2010 with UMB Bank, N.A. attached as Exhibit 10.1 of the Company’s Form 8-K filed October 26, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

(q)
Secured Revolving Credit Note for $6,000,000 dated October 21, 2010 in favor of UMB Bank, N.A. attached as Exhibit 10.2 of the Company’s Form 8-K filed October 26, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

(r)
Elecsys Corporation 2010 Equity Incentive Plan as described in the Company's Registration Statement, Form S-8, filed December 13, 2010 with the Securities and Exchange Commission, is incorporated herein by reference.

(s) Second Amendment to Secured Loan Agreement dated October 28, 2011 with UMB Bank, N.A.

(t) Third Amendment to Secured Loan Agreement dated October 26, 2012 with UMB Bank, N.A.

14	Code of Ethics

21	Subsidiaries of the Company

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer)

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

101	The following information from Elecsys Corporation’s Annual Report on Form 10-K for the year ended April 30, 2013, formatted in Extensible Business Reporting Language (XBRL):
	(i)	the Consolidated Balance Sheet,
	(ii)	the Consolidated Statement of Operations,
	(iii)	the Consolidated Statement of Stockholders’ Equity,
	(iv)	the Consolidated Statement of Cash Flows, and
	(v)	the Notes to the Consolidated Financial Statements.