Form 10-Q
period 2013-07-31
ELECSYS CORP
filed 2013-09-09
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   July 31, 2013.

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____________ to ______________.

Commission File Number  001-15057

ELECSYS CORPORATION
       (Exact name of Registrant as Specified in its Charter)

Kansas	48-1099142
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

846 N. Mart-Way Court Olathe, Kansas	66061
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,873,813 shares outstanding as of August 31, 2013.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended July 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
	Three Months Ended July 31,
	2013	2012
Revenues	$6,774	$4,257
Cost of revenues	4,566	2,868
Gross margin	2,208	1,389

Selling, general and administrative expenses:
Research and development expense	426	406
Selling and marketing expense	508	524
General and administrative expense	821	687
Total selling, general and administrative expenses	1,755	1,617

Operating (loss) income	453	(228)

Financial expense:
Interest expense	(15)	(21)
Total financial expense	(15)	(21)

Net (loss) income before income tax (benefit) expense	438	(249)

Income tax (benefit) expense	174	(88)

Net (loss) income	$264	$(161)

Net (loss) income per share information:
Basic	$0.07	$(0.04)
Diluted	$0.07	$(0.04)

Weighted average common shares outstanding:
Basic	3,894	3,885
Diluted	3,944	3,885

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	July 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,478	$1,464
Accounts receivable, less allowances of $57 and $35, respectively	2,269	2,538
Inventories, net	6,837	6,238
Prepaid expenses	126	61
Income tax refund claims receivable	--	106
Deferred taxes	693	689
Total current assets	11,403	11,096

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,802	3,696
Total property and equipment, gross	8,934	8,828
Accumulated depreciation	(3,516)	(3,429)
Total property and equipment, net	5,418	5,399

Goodwill	1,942	1,942
Intangible assets, net	1,634	1,685
Other assets, net	46	47
Total assets	$20,443	$20,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,375	$1,390
Accrued expenses	1,457	1,408
Income taxes payable	68	1
Current maturities of long-term debt	186	185
Total current liabilities	3,086	2,984

Deferred taxes	625	637
Long-term debt, less current maturities	2,572	2,619

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,889,368 at July 31, 2013 and 3,897,832 at April 30, 2013	40	40
Additional paid-in capital	11,488	11,429
Treasury stock, at cost; 75,681 shares at July 31, 2013 and 59,414 shares at April 30, 2013	(374)	(282)
Retained earnings	3,006	2,742
Total stockholders' equity	14,160	13,929
Total liabilities and stockholders' equity	$20,443	$20,169

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at April 30, 2012	3,884	$39	$11,166	$--	$1,059	$12,264
Net income	--	--	--	--	1,683	1,683
Exercise of stock options	70	1	152	--	--	1,539
Issue of restricted stock	3	--	--	--	--	--
Stock repurchases	(59)	--	--	(282)	--	(282)
Share-based compensation expense	--	--	111	--	--	111
Balance at April 30, 2013	3,898	$40	$11,429	$(282)	$2,742	$13,929
Net income	--	--	--	--	264	264
Exercise of stock options	3	--	13	--	--	13
Issue of restricted stock	4	--	--	--	--	--
Stock repurchases	(16)	--	--	(92)	--	(92)
Share-based compensation expense	--	--	46	--	--	46
Balance at July 31, 2013 (unaudited)	3,889	$40	$11,488	$(374)	$3,006	$14,160

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended July 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$264	$(161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	46	27
Depreciation	94	85
Amortization	51	51
Provision for doubtful accounts	22	12
Deferred income taxes	(16)	53
Changes in operating assets and liabilities:
Accounts receivable	247	919
Inventories	(599)	56
Income tax payable/receivable	173	(140)
Accounts payable	(15)	46
Accrued expenses	49	(153)
Other	(64)	(14)
Net cash provided by operating activities	252	781

Cash Flows from Investing Activities:
Purchases of property and equipment	(113)	(46)
Net cash (used in) investing activities	(113)	(46)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	--	(750)
Purchases of common stock for repurchase program	(92)	--
Proceeds from the exercise of stock options	13	--
Principal payments on long-term debt	(46)	(44)
Net cash (used in) financing activities	(125)	(794)
Net increase (decrease) in cash and cash equivalents	14	(59)
Cash and cash equivalents at beginning of period	1,464	136
Cash and cash equivalents at end of period	$1,478	$77

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$14	$22
Cash paid (received) during the period for income taxes	17	(1)

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
July 31, 2013
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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-month period ended July 31, 2013, which are of material significance, or have potential material significance, to the Company.

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables, considering a customer’s financial condition and credit history, as well as current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  The majority of the customer accounts are considered past due after the invoice becomes older than the customer’s credit terms (30 days for the majority of customers).  Interest is not charged on past due accounts for the majority of the Company’s customers.

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of July 31, 2013.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

The balance sheet at April 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-K for the year ended April 30, 2013.

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				July 31, 2013		April 30, 2013
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	-	15	$852	$(422)	$852	$(404)
Customer relationships	5	-	15	1,040	(465)	1,040	(449)
Trade name		15		530	(209)	530	(200)
Technologies	13	-	15	475	(167)	475	(159)
				$2,897	$(1,263)	$2,897	$(1,212)

Amortization expense for the three-month periods ended July 31, 2013 and 2012 was approximately $51,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2014 (remaining)	$151
2015	187
2016	166
2017	166
2018	90

The carrying amount of the Company’s goodwill at July 31, 2013 and April 30, 2013 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month period ended July 31, 2013.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreement for its MBBS, S.A. (“MBBS”) acquisition in fiscal year 2010.  As of July 31, 2013, the Company has determined that based on the terms of the agreement and current projections, no contingent consideration is expected to be due in the MBBS transaction.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories, net of reserves of approximately $677,000 and $682,000 for the periods ended July 31, 2013 and April 30, 2013, respectively, are summarized by major classification as follows (in thousands):

	July 31, 2013	April 30, 2013
Raw material	$2,825	$2,395
Work-in-process	1,602	1,409
Finished goods	2,410	2,434
	$6,837	$6,238

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

For the three-month period ended July 31, 2013, the Company repurchased 16,267 shares at a cost of approximately $92,000 (average cost of $5.66 per share).

Stock-Based Compensation
At July 31, 2013, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of July 31, 2013, there were options remaining outstanding to acquire 104,000 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of July 31, 2013, there were options outstanding to acquire 158,167 shares of common stock and 11,146 shares of common stock awards granted under the 2010 Plan and still subject to restriction.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended Jul 31, 2013 and 2012:

	Three Months Ended July 31, 2013			Three Months Ended July 31, 2012
Risk-free interest rate	2.97%			2.97%
Expected life, in years	6			6
Expected volatility	82.59	-	82.61%	65.52	-	78.85%
Dividend yield	0.0%			0.0%
Forfeiture rate	11.40%			9.70%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three-month periods ended July 31, 2013 and 2012, there were no exercises of stock options which triggered tax benefits.

At July 31, 2013, there was approximately $361,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.22 years.

The following tables represent equity award activity for the three-month period ended July 31, 2013:

Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding options at April 30, 2013	205,500	$4.28	6.54 Years
Granted	60,000	$5.86	9.83 Years
Exercised	3,333	$4.00
Forfeited	--	--
Outstanding options at July 31, 2013	262,167	$4.64	7.10 Years

Outstanding exercisable at July 31, 2013	136,917	$4.42	5.20 Years

Restricted Stock	Number of Shares	Weighted- Average Price
Outstanding awards at April 30, 2013	11,007	$4.64
Granted	4,608	$5.86
Issued	4,469	$4.70
Forfeited	--	--
Outstanding awards at July 31, 2013	11,146	$5.12

Outstanding vested at July 31, 2013	--	--

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 27,000 and 19,651, respectively, at July 31, 2013.  At July 31, 2013 the aggregate intrinsic value of options and restricted stock outstanding was approximately $499,000, and the aggregate intrinsic value of exercisable options was approximately $260,000.  The Company recognized share-based compensation expense of $46,000 for the three-month period ended July 31, 2013 and $27,000 for the three-month period ended July 31, 2012.  The weighted-average fair value of the options and restricted stock granted in the three-month period ended July 31, 2013 was $4.19 per stock option and per restricted share.

The following table summarizes information about equity awards outstanding at July 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at July 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at July 31, 2013	Weighted- Average Exercise Price
$3.01	-	$4.00	125,250	5.24 years	$3.57	80,333	$3.69
$4.01	-	$5.00	24,167	8.81 years	$4.35	7,500	$4.35
$5.01	-	$6.00	115,000	8.73 years	$5.54	38,333	$5.21
$6.01	-	$7.00	--	--	--	--	--
$7.01	-	$8.00	10,750	5.11 years	$7.05	10,750	$7.05
Total			262,167	7.10 years	$4.64	136,917	$4.42

6.           NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share (in thousands):
	Three Months Ended July 31,
	2013	2012
Numerator:
Net (loss) income	$264	$(161)

Denominator:
Weighted average common shares outstanding – basic	3,894	3,885
Effect of dilutive options outstanding	50	--
Weighted average common shares outstanding – diluted	3,944	3,885

Options to purchase 120,750 and 259,250 shares of common stock as of the three-month periods ended July 31, 2013 and 2012, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of July 31, 2013, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis.  The total amount of borrowing base for the line of credit as of July 31, 2013 was approximately $4,587,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on July 31, 2013.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  When an amount is outstanding, the borrowings on the line of credit are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	July 31, 2013	April 30, 2013
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of January 31, 2013), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,758	$2,804

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at July 31, 2013) plus/minus 0.5% performance based interest, due in full on October 30, 2014, secured by accounts receivable and inventory. The interest rate as of July 31, 2013 was 2.75%	--	--
	2,758	2,804
Less current maturities	186	185
Total long-term debt	$2,572	$2,619

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2014 (remaining)	$139
2015	189
2016	192
2017	196
2018	200
Thereafter	1,842
$2,758

8.           SEGMENT REPORTING

The Company operates and measures the revenues and gross margins of two primary business segments, Custom Electronic Manufacturing Services (“EMS”) and Proprietary products (“Proprietary”).   The EMS business segment consists primarily of custom electronic assemblies, engineering services, custom liquid crystal displays and other interface technologies. The Proprietary business segment is made up of remote monitoring hardware and messaging services, ultra-rugged handheld computers, peripherals and maintenance contract revenues, and RFID solutions.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.

	Three Months Ended July 31, 2013
	EMS	Proprietary	Total

Total revenues	$4,308	$2,466	$6,774

Segment gross margin	$983	$1,225	$2,208

Goodwill	$--	$1,942	$1,942

	Three Months Ended July 31, 2012
	EMS	Proprietary	Total

Total revenues	$2,554	$1,703	$4,257

Segment gross margin	$610	$779	$1,389

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended July 31,
	2013	2012
Products and services:
Electronic manufacturing	$4,247	$2,483
Remote monitoring solutions	1,526	954
Industrial data communications	243	216
Mobile data acquisition	662	434
Other services:
EMS related services	61	71
Proprietary product related services	35	99
Total sales	$6,774	$4,257

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Three Months Ended July 31,
	2013	2012
Warranty reserve balance at beginning of period	$90	$163
Expense accrued, including adjustments	25	9
Warranty costs incurred	(21)	(24)
Warranty reserve balance at end of period	$94	$148

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

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended July 31, 2013, the Company repurchased 16,267 shares at a cost of approximately $92,000 (average cost of $5.66 per share).

Results of Operations

Three Months Ended July 31, 2013 Compared With Three Months Ended July 31, 2012.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	July 31, 2013		July 31, 2012
Revenues	6,774	100.0%	4,257	100.0%
Cost of revenues	4,566	67.4%	2,868	67.4%
Gross margin	2,208	32.6%	1,389	32.6%
Selling, general and administrative expenses	1,755	25.9%	1,617	38.0%
Operating income (loss)	453	6.7%	(228)	(5.4)%
Financial expense	(15)	(0.2%)	(21)	(0.5%)
Income (loss) before income taxes	438	6.5%	(249)	(5.9)%
Income tax expense (benefit)	174	2.5%	(88)	(2.1)%
Net income (loss)	$264	4.0%	$(161)	(3.8)%
Net income (loss) per share – basic	$0.07		$(0.04)
Net income (loss) per share – diluted	$0.07		$(0.04)

Revenues for the three months ended July 31, 2013 were approximately $6,774,000, which was an increase of $2,517,000, or 59.1%, from revenues of $4,257,000 for the three months ended July 31, 2012.

	Three Months Ended
	(In thousands)
	July 31, 2013		July 31, 2012
EMS revenues	$4,308	63.6%	$2,554	60.0%
Proprietary product revenues	2,466	36.4%	1,703	40.0%
Total Sales	6,774	100.0%	4,257	100.0%

Proprietary products.  Revenues from our Proprietary products and services were $2,466,000 for the three-month period ended July 31, 2013, which was a $763,000, or 44.8%, increase from sales of $1,703,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $1,526,000 for the three-month period ended July 31, 2013, which was an increase of $572,000, or 60.0%, from $954,000 during the three-month period ended July 31, 2012.  The increase in revenues for the period was due to an overall increase in customer orders received and shipped including some initial orders for a new remote monitoring product for a new industrial equipment market. Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, data management services revenue totaled approximately $276,000, an increase of $40,000, or 16.9%, from data management services revenue of $236,000 reported in the comparable period of the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will increase from the current period as a result of continued interest in our M2M solutions, our introduction of new products, and our expansion into new industrial markets.  The previously announced $1.25 million order from the Al Rushaid Group, our partner in Saudi Arabia, is also expected to impact revenues over the next two fiscal quarters.

Sales of our industrial data communication solutions were approximately $243,000 for the three-month period ended July 31, 2013, which was a $27,000, or 12.5%, increase from total sales of $216,000 for the three-month period ended July 31, 2012.  The increase is the direct result of a larger number of equipment sales during the period as compared to the comparable period of the prior year.  We continue to increase our sales and marketing efforts to the existing customer base and are actively pursuing new customers and applications for the Director series products.  With this additional focus and effort, we expect revenues from our industrial communication products to grow over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $662,000 for the three-month period ended July 31, 2013. Total revenues increased approximately $228,000, or 52.5%, as compared to the prior year period reported revenues of approximately $434,000.  The increase in revenues was primarily driven by an increase in shipments of the Radix FW950/960 and peripherals to one of our largest international partners and additional sales to one of our large established domestic customers.  Recurring maintenance contract revenues decreased for the three-month period ended July 31, 2013 approximately $10,000, or 5.1%, as a result of customers not electing to purchase maintenance plans after their initial warranty periods expired.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current period.

EMS.  Sales for the EMS business segment were approximately $4,308,000, an increase of $1,754,000, or 68.7%, from $2,554,000 in the prior year period.  The increase in EMS sales was primarily the result of increased orders from existing customers due to growth in their businesses, as well as the addition of several new customers during the period.  We continue our focus on increasing EMS gross margins by targeting specific markets that will likely benefit from our proprietary technologies, and we expect that recent increases in our investments in EMS sales and marketing will generate moderate growth in EMS sales and margins in the longer term.

Total consolidated backlog at July 31, 2013 was approximately $8,657,000, an increase of $164,000, or 1.9%, from a total backlog of $8,493,000 on April 30, 2013 and an increase of approximately $482,000, or 5.9%, from a total backlog of $8,175,000 on July 31, 2012.  EMS orders usually specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of proprietary products and EMS sales varies.

The following table presents the backlog by business segment for the periods ended July 31, 2013, April 30, 2013, and July 31, 2012 (in thousands).

	July 31, 2013	April 30, 2013	July 31, 2012
EMS	$6,794	$7,963	$7,647
Proprietary products	1,863	530	528
Total backlog	$8,657	$8,493	$8,175

Gross margin for the three-month period ended July 31, 2013 was 32.6% of sales, or $2,208,000, compared to 32.6% of sales, or $1,389,000, for the three-month period ended July 31, 2012.  The $819,000 increase in gross margin dollars was the direct result of the increase in overall sales volume led by the increase in EMS sales.  The gross margin percentage remained unchanged between the year-over-year periods which were primarily due to the revenue mix between EMS and proprietary product revenues.

	Three Months Ended
	(In thousands)
	July 31, 2013		July 31, 2012
Gross margin – EMS	$983	22.8%	$610	23.9%
Gross margin – Proprietary products	1,225	49.7%	779	45.7%
Total gross margin	$2,208	32.6%	$1,389	32.6%

Gross margin for the proprietary products business segment was approximately 49.7% of proprietary product sales, or $1,225,000, for the three-month period ended July 31, 2013 as compared to 45.7% of sales, or $779,000, for the three-month period ended July 31, 2012.  The increase in gross margin dollars and percentage for the proprietary products was mainly due to the overall increase in proprietary product revenues and a change in the product mix from the previous year period.

The gross margin for the EMS business segment was $983,000, or 22.8% of sales, for the three-month period ended July 31, 2013 compared to $610,000, or 23.9% of sales, for the prior year period.  The increase of EMS gross margin dollars was primarily the result of the increase in EMS revenues for the period.  The decrease in EMS gross margin percentage was due to the mix of shipments between various customers.

We expect that consolidated gross margins over the next few quarters will increase slightly to within the range of 34% to 39%.  This expectation is based on our forecasted sales volume and the mix of proprietary products and EMS products and services which impact our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,755,000 for the three-month period ended July 31, 2013.  This was an increase of $138,000 as compared to total SG&A expenses of $1,617,000 for the three-month period ended July 31, 2012.  SG&A expenses were 25.9% of sales for the current fiscal quarter of 2014 as compared to 38.0% of sales for the comparable period for fiscal 2013.

	Three Months Ended
	(In thousands)
	July 31, 2013		July 31, 2012
Research & development expenses	$426	6.3%	$406	9.5%
Selling & marketing expenses	508	7.5%	524	12.3%
General & administrative expenses	821	12.1%	687	16.1%
Total selling, general and administrative expenses	$1,755	25.9%	$1,617	38.0%

Research and development expenses increased $20,000, to $426,000, during the fiscal quarter as compared to the prior year period. This increase was primarily driven by higher engineering personnel expenses of approximately $54,000 as a result of our increased investment in engineering personnel focused on new product development and design, slightly offset by lower product support costs compared to the previous year period.

Selling and marketing expenses were $508,000 for the three-month period ended July 31, 2013 and $524,000 for the three-month period ended July 31, 2012.  The $16,000 decrease was the result of changes in sales personnel from the previous year period which included reductions in personnel costs and travel expenses, slightly offset by an increase in sales commissions of $29,000 due to the increase in revenues for the period.

General and administrative expenses increased approximately $134,000 from the comparable period of the prior year.  The increase was due to growth of personnel related expenses, including equity-based compensation, increases in professional fees, and public company expenses.

Total SG&A expenses over the next few quarters are expected to slightly increase over the previous periods as a result of our continued investments in personnel, new product development, systems, and capabilities.

Operating income for the three-month period ended July 31, 2013 was approximately $453,000, an increase of $681,000 from an operating loss of $228,000 reported for the three-month period ended July 31, 2012.

Financial expense, including interest, was $15,000 and $21,000 for the three-month periods ended July 31, 2013 and 2012, respectively.  The decrease of $6,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  During the three-month period ended July 31, 2013, there were no borrowings on the operating line of credit.  As of July 31, 2013, there was $2,758,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $2,804,000 at July 31, 2012.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the three-month period ended July 31, 2013 was approximately $174,000 compared to an income tax benefit of $88,000 for the three-month period ended July 31, 2012.  The effective income tax rate was 39.7% and 35.3% for the three-month periods ended July 31, 2013 and 2012, respectively.  The increase in the effective tax rate was due to the recognition of certain income tax adjustments during the prior year period.

As a combined result of the above factors, our net income was $264,000, or $0.07 per diluted share, for the three-month period ended July 31, 2013 as compared to a net loss of $161,000, or $0.04 per diluted share, reported for the three-month period ended July 31, 2012.

Liquidity and Capital Resources

Cash and cash equivalents increased $14,000 to $1,478,000 as of July 31, 2013 compared to $1,464,000 at April 30, 2013.  This increase was primarily the result of the cash generated from operating activities due to collections of accounts receivable. The cash generated from operating activities was used for purchases of equipment and financing activities including debt payments and purchases of common stock through our stock repurchase program.

Operating activities.  Our consolidated working capital increased approximately $219,000 during the three-month period ended July 31, 2013.  The increase was primarily due to an increase in current assets, primarily inventory, offset slightly by an increase in current liabilities.  Operating cash receipts totaled approximately $7,043,000 and $5,188,000 during the three-month periods ended July 31, 2013 and 2012, respectively.  The increase in operating cash receipts is primarily the result of an increase in revenues and collections of accounts receivable. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $6,791,000 for the three-month period ended July 31, 2013 and $4,407,000 for the three-month period ended July 31, 2012.

Investing activities.  Cash used in investing activities totaled $113,000 and $46,000 during the three-month periods ended July 31, 2013 and 2012, respectively, as we purchased more equipment in the first quarter of fiscal 2014.

Financing activities.  As of July 31, 2013, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2014.  As of July 31, 2013, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of July 31, 2013 was approximately $4,587,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of July 31, 2013 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The previous loan agreement contained an interest rate floor of 3.5%.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of July 31, 2013 we were in compliance will all covenants.    For the three-month period ended July 31, 2013 there were no borrowings on the operating line of credit.  Total payments on long-term debt totaled approximately $46,000 while purchases of common stock during the period for the stock repurchase program totaled $92,000.  There were also some stock options exercised during the three-month period ended July 31, 2013, which totaled approximately $13,000.  For the three-month period ended July 31, 2012, financing activities included $750,000 of cash used in payment on the line of credit and $44,000 in payments on long-term debt.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the three-month period ended July 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
From: May 1, 2013 To: May 31, 2013	7,804	$5.68	67,218	326,073
From: June 1, 2013 To: June 30, 2013	2,862	$5.88	70,080	323,211
From: July 1, 2013 To: July 31, 2013	5,601	$6.68	75,681	317,610
Total	16,267	$6.08

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended July 31, 2013, the Company repurchased 16,267 shares at a cost of approximately $92,000 (average cost of $5.66 per share).

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

ELECSYS CORPORATION

September 9, 2013	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2013	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL):

(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Stockholders’ Equity,
(iv) the Consolidated Statement of Cash Flows, and
(v) the Notes to the Consolidated Financial Statements.