Form 10-Q
period 2013-10-31
ELECSYS CORP
filed 2013-12-09
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended   October 31, 2013.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,806,968 shares outstanding as of December 2, 2013.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended October 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenues	$7,330	$6,138	$14,104	$10,395
Cost of revenues	4,301	3,728	8,868	6,595
Gross margin	3,029	2,410	5,236	3,800

Selling, general and administrative expenses:
Research and development expense	498	427	924	834
Selling and marketing expense	659	582	1,166	1,107
General and administrative expense	756	701	1,577	1,388
Total selling, general and administrative expenses	1,913	1,710	3,667	3,329

Operating income	1,116	700	1,569	471

Financial income (expense):
Interest expense	(14)	(15)	(28)	(36)
Other income, net	(3)	(2)	(4)	(2)
	(17)	(17)	(32)	(38)

Net income before income tax expense	1,099	683	1,537	433

Income tax expense	446	270	620	181

Net income	$653	$413	$917	$252

Net income per share information:
Basic	$0.17	$0.11	$0.24	$0.06
Diluted	$0.17	$0.11	$0.23	$0.06

Weighted average common shares outstanding:
Basic	3,860	3,887	3,877	3,886
Diluted	3,937	3,927	3,942	3,926

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	October 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$501	$1,464
Accounts receivable, less allowances of $71 and $35, respectively	2,762	2,538
Inventories, net	8,447	6,238
Prepaid expenses	107	61
Income tax refund claims receivable	-	106
Deferred taxes	700	689
Total current assets	12,517	11,096

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	3,914	3,696
Total property and equipment, gross	9,046	8,828
Accumulated depreciation	(3,607)	(3,429)
Total property and equipment, net	5,439	5,399

Goodwill	1,942	1,942
Intangible assets, net	1,584	1,685
Other assets, net	45	47
Total assets	$21,527	$20,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,000	$1,390
Accrued expenses	1,414	1,408
Income taxes payable	282	1
Current maturities of long-term debt	187	185
Total current liabilities	3,883	2,984

Deferred taxes	650	637
Long-term debt, less current maturities	2,525	2,619

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,834,375 at October 31, 2013 and 3,897,832 at April 30, 2013	40	40
Additional paid-in capital	11,536	11,429
Treasury stock, at cost; 130,774 shares at October 31, 2013 and 59,414 shares at April 30, 2013	(766)	(282)
Retained earnings	3,659	2,742
Total stockholders' equity	14,469	13,929
Total liabilities and stockholders' equity	$21,527	$20,169

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at April 30, 2012	3,884	$39	$11,166	$-	$1,059	$12,264
Net income	-	-	-	-	1,683	1,683
Exercise of stock options	70	1	152	-	-	153
Issue of restricted stock	3	-	-	-	-	-
Stock repurchases	(59)	-	-	(282)	-	(282)
Share-based compensation expense	-	-	111	-	-	111
Balance at April 30, 2013	3,898	$40	$11,429	$(282)	$2,742	$13,929
Net income	-	-	-	-	917	917
Exercise of stock options	3	-	14	-	-	14
Issue of restricted stock	4	-	-	-	-	-
Stock repurchases	(71)	-	-	(484)	-	(484)
Share-based compensation expense	-	-	93	-	-	93
Balance at October 31, 2013 (unaudited)	3,834	$40	$11,536	$(766)	$3,659	$14,469

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended October 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$917	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	93	57
Depreciation	190	171
Amortization	103	103
Provision (recovery) for doubtful accounts	38	(7)
Deferred income taxes	2	55
Changes in operating assets and liabilities:
Accounts receivable	(262)	860
Inventories	(2,209)	(101)
Income tax payable/receivable	387	(15)
Accounts payable	610	349
Accrued expenses	6	(295)
Other	(46)	(117)
Net cash (used in) provided by operating activities	(171)	1,312

Cash Flows from Investing Activities:
Purchases of property and equipment	(230)	(81)
Net cash (used in) investing activities	(230)	(81)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	-	(750)
Purchases of common stock for repurchase program	(484)	-
Proceeds from the exercise of stock options	14	-
Principal payments on long-term debt	(92)	(90)
Net cash (used in) financing activities	(562)	(840)
Net (decrease) increase in cash and cash equivalents	(963)	391
Cash and cash equivalents at beginning of period	1,464	136
Cash and cash equivalents at end of period	$501	$527

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$29	$39
Cash paid during the period for income taxes	290	141

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
October 31, 2013
(Unaudited)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. The Company’s primary markets include energy production and distribution, agriculture, safety and security systems, water management, and transportation.  The Company’s proprietary products and services encompass rugged remote monitoring, industrial data communication, and mobile data acquisition technologies that are deployed wherever high quality and reliability are essential. The Company develops, manufactures, and supports proprietary technology and products for various markets under several premium brand names.  In addition to its proprietary products, the Company designs and manufactures rugged and reliable custom solutions for original equipment manufacturers (“OEMs”) in a variety of industries worldwide.

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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six-month period ended October 31, 2013, which are of material significance, or have potential material significance, to the Company.

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of October 31, 2013.

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

2.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

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

3.             INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				October 31, 2013		April 30, 2013
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(438)	$852	$(404)
Customer relationships	5	–	15	1,040	(481)	1,040	(449)
Trade name	15			530	(218)	530	(200)
Technologies	13	–	15	475	(176)	475	(159)
				$2,897	$(1,313)	$2,897	$(1,212)

Amortization expense for the six-month periods ended October 31, 2013 and 2012 was approximately $103,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2014 (remaining)	$102
2015	187
2016	166
2017	166
2018	90

The carrying amount of the Company’s goodwill at October 31, 2013 and April 30, 2013 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the six-month period ended October 31, 2013.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreement for its MBBS, S.A. (“MBBS”) acquisition in fiscal year 2010.  As of October 31, 2013, the Company has determined that based on the terms of the agreement and current projections, no contingent consideration is expected to be due in the MBBS transaction.

4.             INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories are summarized by major classification as follows (in thousands):

	October 31, 2013	April 30, 2013
Raw material	$4,177	$3,077
Work-in-process	2,009	1,409
Finished goods	2,911	2,434
	9,097	6,920
Reserves	(650)	(682)
	$8,447	$6,238

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

For the three-month period ended October 31, 2013, the Company repurchased 55,093 shares at a cost of approximately $393,000 (average cost of $7.14 per share).  For the six-month period ended October 31, 2013, the Company repurchased 71,360 shares at a cost of approximately $485,000 (average cost of $6.80 per share).

Stock-Based Compensation
At October 31, 2013, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of October 31, 2013, there were options remaining outstanding to acquire 103,000 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of October 31, 2013, there were options outstanding to acquire 158,067 shares of common stock and 11,146 shares of common stock awards granted under the 2010 Plan and still subject to restriction.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month periods ended October 31, 2013 and 2012:

	Six Months Ended October 31, 2013			Six Months Ended October 31, 2012
Risk-free interest rate	2.97%			2.97%
Expected life, in years	6			6
Expected volatility	82.59	–	82.61%	65.52	–	78.85%
Dividend yield	0.0%			0.0%
Forfeiture rate	11.40%			9.40%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the six-month periods ended October 31, 2013 and 2012, there were no exercises of stock options which triggered tax benefits.

At October 31, 2013, there was approximately $313,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.92 years.

The following tables represent equity award activity for the six-month period ended October 31, 2013:

Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in Years)
Outstanding options at April 30, 2013	205,500	$4.28	6.54
Granted	60,000	$5.86	9.58
Exercised	3,433	$4.00	-
Forfeited	1,000	$3.88	-
Outstanding options at October 31, 2013	261,067	$4.65	6.84

Outstanding exercisable at October 31, 2013	143,734	$4.39	5.04

Restricted Stock	Number of Shares
Outstanding awards at April 30, 2013	11,007
Granted	4,608
Issued	4,469
Forfeited	-
Outstanding awards at October 31, 2013	11,146

Outstanding vested at October 31, 2013	-

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 27,000 and 199,651, respectively, at October 31, 2013.  At October 31, 2013 the aggregate intrinsic value of options and restricted stock outstanding was approximately $1,177,000, and the aggregate intrinsic value of exercisable options was approximately $631,000.  The Company recognized share-based compensation expense of $93,000 for the six-month period ended October 31, 2013 and $57,000 for the six-month period ended October 31, 2012.  The weighted-average fair value of the options and restricted stock granted in the six-month period ended October 31, 2013 was $4.19 per stock option and $5.86 per restricted stock award.

The following table summarizes information about equity awards outstanding at October 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at October 31, 2013	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable at October 31, 2013	Weighted- Average Exercise Price
$3.01	-	$4.00	111,250	4.97	$3.57	87,250	$3.70
$4.01	-	$5.00	24,067	8.56	$4.35	7,400	$4.35
$5.01	-	$6.00	115,000	8.47	$5.54	38,334	$5.21
$6.01	-	$7.00	-	-	-	-	-
$7.01	-	$8.00	10,750	4.86	$7.05	10,750	$7.05
Total			261,067	6.84	$4.65	143,734	$4.39

6.             NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income per share (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Numerator:
Net income	$653	$413	$917	$252

Denominator:
Weighted average common shares Outstanding – basic	3,860	3,887	3,877	3,886
Effect of dilutive options outstanding	77	40	65	40
Weighted average common shares outstanding – diluted	3,937	3,927	3,942	3,926

Options to purchase 60,000 and 258,750 shares of common stock as of the three-month and six-month periods ended October 31, 2013 and 2012, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

7.             PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of October 31, 2013, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 16, 2013 to extend the expiration date of the line of credit to October 30, 2015.  The total amount of borrowing base for the line of credit as of October 31, 2013 was approximately $5,101,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on October 31, 2013.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  When an amount is outstanding, the borrowings on the line of credit are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	October 31, 2013	April 30, 2013
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of October 31, 2013), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,712	$2,804

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at October 31, 2013) plus/minus 0.5% performance based interest, due in full on October 30, 2014, secured by accounts receivable and inventory. The interest rate as of October 31, 2013 was 2.75%	-	-
	2,712	2,804
Less current maturities	187	185
Total long-term debt	$2,525	$2,619

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2014 (remaining)	$93
2015	189
2016	192
2017	196
2018	200
Thereafter	1,842
$2,712

8.             SEGMENT REPORTING

The Company operates and measures the revenues and gross margins of two primary business segments, custom solutions for Original Equipment Manufacturers (“OEM”) and Proprietary M2M products (“Proprietary”).   The OEM solutions business segment consists primarily of custom electronic assemblies, engineering services, liquid crystal displays and data communication technologies. The Proprietary products business segment is made up of remote monitoring hardware and data services, industrial data communication solutions, and ultra-rugged handheld computers, peripherals and maintenance contract revenues.  The following table (in thousands) presents segment revenues and gross margins which the Company evaluates in determining overall operating performance and the allocation of resources.  Other segment information such as components of the Statement of Operations below the gross margin total and assets or other balance sheet information are not presented.  As the Company’s operations of the two segments are so intertwined, the Company’s chief operating decision maker (Elecsys International Corporation’s President) does not review that financial information at a segment reporting level and that information is also not readily available.

	Three Months Ended October 31, 2013
	OEM	Proprietary	Total

Total revenues	$3,588	$3,742	$7,330

Gross margin	$1,092	$1,936	$3,028

	Three Months Ended October 31, 2012
	OEM	Proprietary	Total

Total revenues	$2,990	$3,148	$6,138

Gross margin	$741	$1,669	$2,410

	Six Months Ended October 31, 2013
	OEM	Proprietary	Total

Total revenues	$7,898	$6,206	$14,104

Gross margin	$2,076	$3,160	$5,236

Goodwill	$--	$1,942	$1,942

	Six Months Ended October 31, 2012
	OEM	Proprietary	Total

Total revenues	$5,541	$4,854	$10,395

Gross margin	$1,350	$2,450	$3,800

Goodwill	$--	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Products and services:
OEM solutions	$3,525	$2,936	$7,773	$5,418
Remote monitoring solutions	2,859	1,897	4,334	2,851
Industrial data communications	253	295	496	512
Mobile data acquisition	513	847	1,175	1,281
Other services:
OEM related services	63	54	125	123
Proprietary product related services	117	109	201	210
Total sales	$7,330	$6,138	$14,104	$10,395

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Six Months Ended October 31,
	2013	2012
Warranty reserve balance at beginning of period	$90	$163
Expense accrued, including adjustments	36	13
Warranty costs incurred	(36)	(47)
Warranty reserve balance at end of period	$90	$129

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Elecsys Corporation provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, transportation, safety and security systems, and water management.  Our Proprietary products and services encompass remote monitoring, industrial data communication, and mobile data acquisition technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary technology and products for various markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom solutions for multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended October 31, 2013, the Company repurchased 55,093 shares at a cost of approximately $393,000 (average cost of $7.14 per share).  For the six-month period ended October 31, 2013, the Company repurchased 71,360 shares at a cost of approximately $485,000 (average cost of $6.80 per share).

On October 16, 2013, the Company amended the expiration date of its operating line of credit to October 30, 2015.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $5,101,000 as of October 31, 2013. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2013) plus/minus 0.5%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on October 31, 2013 which was the lowest rate allowed under the terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  There were no outstanding borrowings on the line of credit as of October 31, 2013.

Results of Operations

Three Months Ended October 31, 2013 Compared With Three Months Ended October 31, 2012.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	October 31, 2013		October 31, 2012
Revenues	7,330	100.0%	6,138	100.0%
Cost of revenues	4,301	58.7%	3,728	60.7%
Gross margin	3,029	41.3%	2,410	39.3%
Selling, general and administrative expenses	1,913	26.1%	1,710	27.9%
Operating income	1,116	15.2%	700	11.4%
Financial expense	(17)	(0.2%)	(17)	(0.3%)
Income before income taxes	1,099	15.0%	683	11.1%
Income tax expense	446	5.8%	270	4.4%
Net income	$653	9.2%	$413	6.7%
Net income per share – basic	$0.17		$0.11
Net income per share – diluted	$0.17		$0.11

Revenues for the three months ended October 31, 2013 were approximately $7,330,000, which was an increase of $1,192,000, or 19.4%, from revenues of $6,138,000 for the three months ended October 31, 2012.

	Three Months Ended
	(In thousands)
	October 31, 2013		October 31, 2012
OEM revenues	$3,588	49.0%	$2,990	48.7%
Proprietary product revenues	3,742	51.0%	3,148	51.3%
Total Sales	7,330	100.0%	6,138	100.0%

Proprietary products.  Revenues from our proprietary products and services were $3,742,000 for the three-month period ended October 31, 2013, which was a $594,000, or 18.9%, increase from sales of $3,148,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $2,859,000 for the three-month period ended October 31, 2013, which was an increase of $962,000, or 50.7%, from $1,897,000 during the three-month period ended October 31, 2012.  The increase in revenues for the period was due to an overall increase in customer orders received and shipped including our new remote monitoring product for the commercial transportation industry. Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Data management services revenue totaled approximately $281,000, an increase of $35,000, or 14.2%, from data management services revenue of $246,000 reported in the comparable period of the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will increase from the current period as a result of continued customer interest in our M2M solutions, our introduction of new products, and our expansion into new industrial markets.  Although the current period did not contain revenue from the previously announced order from the Al Rushaid Group in Saudi Arabia, due to a delay by the prime contractor, we expect a positive impact on revenues from this order over the next two fiscal quarters.

Sales of our industrial data communication solutions were approximately $253,000 for the three-month period ended October 31, 2013, which was a $42,000, or 14.2%, decrease from total sales of $295,000 for the three-month period ended October 31, 2012.  The decrease is mainly due to fewer sales of software and services during the current period slightly offset by increases in equipment sales as compared to the comparable period of the prior year.  We are actively pursuing new customers and applications for the Director series products and continue our sales and marketing efforts to the existing industrial data communication customer base.  Our additional focus and effort is expected to grow revenues from our industrial communication products over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $513,000 for the three-month period ended October 31, 2013. Total revenues decreased approximately $334,000, as compared to the prior year period reported revenues of approximately $847,000.  The decrease in revenues was principally the result of a decrease in shipments to one of our largest international customers of the Radix FW950/960 and peripherals as compared to the prior year period.  Recurring maintenance contract revenues decreased slightly for the three-month period ended October 31, 2013 approximately $5,000, or 2.6%, as a result of customers not electing to purchase maintenance plans after their initial warranty periods expired.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current period.

OEM solutions.  Sales for the OEM business segment were approximately $3,588,000, an increase of $598,000, or 20.0%, from $2,990,000 in the prior year period.  The increase in OEM sales was primarily the result of increased orders from existing customers due to growth in their businesses as well as the addition of a few new customers. We expect that our continuing investment in sales and marketing to OEMs, including our efforts to target potential customers who will benefit from our proprietary technologies, will generate moderate growth in OEM sales and margins in the longer term.

Total backlog that is scheduled for delivery over the next twelve months at October 31, 2013 was approximately $12,423,000, an increase of $3,930,000, or 46.3%, from a backlog of $8,493,000 on April 30, 2013 and an increase of approximately $1,785,000, or 16.8%, from a backlog of $10,638,000 on October 31, 2012.  Orders from OEMs usually specify several deliveries scheduled over a defined and extended period of time.  Typically, orders for our standard proprietary products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our backlog relative to our revenues will fluctuate as our mix of proprietary products and OEM sales varies.

The following table presents the total twelve-month backlog by business segment for the periods ended October 31, 2013, April 30, 2013, and October 31, 2012 (in thousands).

	October 31, 2013	April 30, 2013	October 31, 2012
OEM	$10,332	$7,963	$9,134
Proprietary products	2,091	530	1,504
Total backlog	$12,423	$8,493	$10,638

Gross margin for the three-month period ended October 31, 2013 was 41.3% of sales, or $3,028,000, compared to 39.3% of sales, or $2,410,000, for the three-month period ended October 31, 2012.  The increase in both gross margin dollars and percentage was the direct result of the increase in overall sales volume led by sales increases in both business segments.

	Three Months Ended
	(In thousands)
	October 31, 2013		October 31, 2012
Gross margin – OEM	$1,092	30.4%	$741	24.8%
Gross margin – Proprietary products	1,936	51.7%	1,669	53.0%
Total gross margin	$3,028	41.3%	$2,410	39.3%

Gross margin for the proprietary products business segment was approximately 51.7% of proprietary product sales, or $1,936,000, for the three-month period ended October 31, 2013 as compared to 53.0% of sales, or $1,669,000, for the three-month period ended October 31, 2012.  The increase in gross margin dollars for the proprietary products was the direct result of the increase in overall sales volume.  The gross margin percentage decrease was primarily due to the revenue mix of proprietary product sales as compared to the previous year period.

The gross margin for the OEM business segment was $1,092,000, or 30.4% of sales, for the three-month period ended October 31, 2013 compared to $741,000, or 24.8% of sales, for the prior year period.  The increase of OEM gross margin dollars and gross margin percentage was primarily the result of the increase in OEM revenues for the period as well as the impact of the product mix of shipments between various customers.

We expect that consolidated gross margins over the next few quarters will continue within the range of 36% to 41%.  This expectation is based on our forecasted sales volume and the mix of proprietary products and OEM products and services which impact our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,913,000 for the three-month period ended October 31, 2013.  This was an increase of $203,000 as compared to total SG&A expenses of $1,710,000 for the three-month period ended October 31, 2012.  SG&A expenses were 26.1% of sales for the current fiscal quarter of 2014 as compared to 27.9% of sales for the comparable period for fiscal 2013.

	Three Months Ended
	(In thousands)
	October 31, 2013		October 31, 2012
Research & development expenses	$498	6.8%	$427	7.0%
Selling & marketing expenses	659	9.0%	582	9.5%
General & administrative expenses	756	10.3%	701	11.4%
Total selling, general and administrative expenses	$1,913	26.1%	$1,710	27.9%

Research and development expenses increased $71,000, to $498,000, during the fiscal quarter as compared to the prior year period. This increase was primarily driven by higher engineering personnel related expenses of approximately $60,000 as a result of our increased investment in engineering personnel focused on new product development and design, in addition to slightly higher product support costs compared to the previous year period.

Selling and marketing expenses were $659,000 for the three-month period ended October 31, 2013 and $582,000 for the three-month period ended October 31, 2012.  The $77,000 increase was largely the result of increases in sales commissions due to the increase in revenues during the period.

General and administrative expenses increased approximately $55,000 from the comparable period of the prior year.  The increase was due to growth of personnel related expenses, including equity-based compensation, of approximately $20,000 in addition to an increase in general office related expenses of $35,000.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems, and capabilities, but will also likely remain relatively consistent as a percentage of total revenues.

Operating income for the three-month period ended October 31, 2013 was approximately $1,116,000, an increase of $416,000 from an operating income of $700,000 reported for the three-month period ended October 31, 2012.

Financial expense, including interest, was $17,000 for both the three-month periods ended October 31, 2013 and 2012.  During the three-month period ended October 31, 2013, there were no borrowings on the operating line of credit.  As of October 31, 2013, there was $2,712,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $2,804,000 at October 31, 2012.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the three-month period ended October 31, 2013 was approximately $446,000 compared to an income tax expense of $270,000 for the three-month period ended October 31, 2012.  The effective income tax rate was 40.6% and 39.5% for the three-month periods ended October 31, 2013 and 2012, respectively.  The slight increase in the effective tax rate was due to the recognition of certain income tax adjustments during the previous year period.

As a combined result of the above factors, our net income was $653,000, or $0.17 per diluted share, for the three-month period ended October 31, 2013 as compared to net income of $413,000, or $0.11 per diluted share, reported for the three-month period ended October 31, 2012.

Six Months Ended October 31, 2013 Compared With Six Months Ended October 31, 2012.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Six Months Ended
	(In thousands, except per share data)
	October 31, 2013		October 31, 2012
Revenues	14,104	100.0%	10,395	100.0%
Cost of revenues	8,868	62.9%	6,595	63.4%
Gross margin	5,236	37.1%	3,800	36.6%
Selling, general and administrative expenses	3,667	26.0%	3,329	32.0%
Operating income	1,569	11.1%	471	4.5%
Financial expense	(32)	(0.2%)	(38)	(0.4%)
Income before income taxes	1,537	10.9%	433	4.2%
Income tax expense	620	4.3%	181	1.7%
Net income	$917	6.6%	$252	2.4%
Net income per share – basic	$0.24		$0.06
Net income per share – diluted	$0.23		$0.06

Revenues for the six months ended October 31, 2013 were approximately $14,104,000, which was an increase of $3,709,000, or 35.7%, from revenues of $10,395,000 for the six months ended October 31, 2012.

	Six Months Ended
	(In thousands)
	October 31, 2013		October 31, 2012
OEM revenues	$7,898	56.0%	$5,541	53.3%
Proprietary product revenues	6,206	44.0%	4,854	46.7%
Total Sales	14,104	100.0%	10,395	100.0%

Proprietary products.  Revenues from our proprietary products and services were $6,206,000 for the six-month period ended October 31, 2013, which was a $1,352,000, or 27.9%, increase from sales of $4,854,000 for the six-month period ended October 31, 2012.

Sales of our wireless remote monitoring solutions were approximately $4,334,000 for the six-month period ended October 31, 2013, which was an increase of $1,483,000, or 52.0%, from $2,851,000 during the six-month period ended October 31, 2012.  The increase in revenues for the six-month period ended October 31, 2013, was the result of an overall increase in customer orders received and shipped including our new remote monitoring product for the commercial transportation industry.  Overall, data management services revenue totaled approximately $557,000, an increase of $75,000, or 15.6%, from data management services revenue of $482,000 reported in the comparable period of the prior fiscal year.  Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will increase from the current period as a result of continued customer interest in our M2M solutions, our introduction of new products, and our expansion into new industrial markets.  Although the current year-to-date period did not contain revenue from the previously announced order from the Al Rushaid Group, we expect a positive impact on revenues from this order over the next two fiscal quarters.

Sales of our industrial data communication solutions were approximately $496,000 for the six-month period ended October 31, 2013, which was a $16,000, or 3.1%, decrease from total sales of $512,000 for the same period of the prior fiscal year.  The decrease is mainly due to fewer sales of software and services during the current year-to-date period slightly offset by increases in equipment sales as compared to the comparable period of the prior year.  We remain actively committed to pursuing new customers and applications for the Director series products and will continue our sales and marketing efforts to the existing industrial data communication customer base.  Our additional focus and effort is expected to grow revenues from our industrial communication products over the next few quarters as we invest in new product development and continue our marketing efforts.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $1,175,000 for the six-month period ended October 31, 2013. Total revenues decreased approximately $106,000, or 8.3%, as compared to the prior year period reported revenues of approximately $1,281,000.  The decrease in revenues was the result of fewer shipments to one of our largest international partners of the Radix FW950/960 and peripherals as compared to the prior year period.  Recurring maintenance contract revenues continued to decrease for the six-month period ended October 31, 2013 approximately $15,000, or 3.8%, as a result of customers not electing to purchase maintenance plans after their initial warranty periods expired.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current quarter.

OEM solutions.  Sales for the OEM business segment were approximately $7,898,000, an increase of $2,357,000, or 42.5%, from $5,541,000 in the prior year period.  The increase in OEM sales was primarily the result of increased orders from existing customers due to growth in their businesses, as well as the addition of several new customers.  We expect that our continuing investment in OEM sales and marketing, including our efforts to target potential customers who will benefit from our proprietary technologies, will generate moderate growth in OEM sales and margins in the longer term.

Gross margin for the six-month period ended October 31, 2013 was 37.1% of sales, or $5,236,000, compared to 36.6% of sales, or $3,800,000, for the six-month period ended October 31, 2012.  The $1,436,000 increase in gross margin dollars was the direct result of the increase in overall sales volume in both business segments.  The gross margin percentage increase was primarily due to the revenue mix between OEM and proprietary product revenues.

	Six Months Ended
	(In thousands)
	October 31, 2013		October 31, 2012
Gross margin – OEM	$2,076	26.3%	$1,350	24.4%
Gross margin – Proprietary products	3,160	50.9%	2,450	50.5%
Total gross margin	$5,236	37.1%	$3,800	36.6%

Gross margin for the proprietary products business segment was approximately 50.9% of proprietary product sales, or $3,160,000, for the six-month period ended October 31, 2013 as compared to 50.5% of sales, or $2,450,000, for the six-month period ended October 31, 2012.  The increase in gross margin dollars and percentage for the proprietary products was mainly due to the overall increase in proprietary product revenues and a change in the product mix from the previous year period.

The gross margin for the OEM solutions business segment was $2,076,000, or 26.3% of sales, for the six-month period ended October 31, 2013 compared to $1,350,000, or 24.4% of sales, for the prior year period.  The increase of OEM gross margin dollars and percentage was primarily the result of the increase in OEM revenues as well as the impact of the mix of shipments between various customers.

We expect that consolidated gross margins over the next few quarters will continue within the range of 36% to 41%.  This expectation is based on our forecasted sales volume and the mix of proprietary products and OEM products and services which impact our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $3,667,000 for the six-month period ended October 31, 2013.  This was an increase of $338,000 as compared to total SG&A expenses of $3,329,000 for the six-month period ended October 31, 2012.  SG&A expenses were 26.0% of sales for the current fiscal year-to-date period of 2014 as compared to 32.0% of sales for the comparable period for fiscal 2013.

	Six Months Ended
	(In thousands)
	October 31, 2013		October 31, 2012
Research & development expenses	$924	6.6%	$834	8.0%
Selling & marketing expenses	1,166	8.3%	1,107	10.6%
General & administrative expenses	1,577	11.2%	1,388	13.4%
Total selling, general and administrative expenses	$3,667	26.0%	$3,329	32.0%

Research and development expenses increased $90,000, to $924,000, during the fiscal year to date period as compared to the prior year.  This increase was the result of higher engineering personnel expenses of approximately $110,000 as a result of our increased investment in engineering personnel focused on new product development and design, slightly offset by lower product support costs compared to the previous year period.

Selling and marketing expenses were $1,166,000 for the six-month period ended October 31, 2013 and $1,107,000 for the six-month period ended October 31, 2012.  The $59,000 increase was the result of an increase in sales commissions due to the increase in revenues, slightly offset by a reduction in travel expenses and personnel costs resulting from changes in sales personnel from the previous year period.

General and administrative expenses increased approximately $189,000 from the comparable period of the prior year.  The increase was due to growth of personnel related expenses, including equity-based compensation, increases in professional fees, and office costs.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems, and capabilities.

Operating income for the six-month period ended October 31, 2013 was approximately $1,569,000, an increase of $1,098,000 from operating income of $471,000 reported for the six-month period ended October 31, 2012.

Financial expense, including interest, was $32,000 and $38,000 for the six-month periods ended October 31, 2013 and 2012, respectively.  The decrease of $6,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  As of October 31, 2013, there were no net borrowings outstanding on the operating line of credit.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the six-month period ended October 31, 2013 was approximately $620,000 compared to income tax expense of $181,000 for the six-month period ended October 31, 2012.  The effective income tax rate was 40.3% and 41.8% for the six-month periods ended October 31, 2013 and 2012, respectively.  The slight decrease in the effective tax rate was due to the recognition of certain income tax adjustments during the current year period.

As a combined result of the above factors, our net income was $917,000, or $0.23 per diluted share, for the six-month period ended October 31, 2013 as compared to net income of $252,000, or $0.06 per diluted share, reported for the six-month period ended October 31, 2012.

Liquidity and Capital Resources

Cash and cash equivalents decreased $963,000 to $501,000 as of October 31, 2013 compared to $1,464,000 at April 30, 2013.  This decrease was the result of cash used in operating activities, mainly due to inventory purchases, in addition to cash used for purchases of equipment and purchases of common stock through our stock repurchase program.

Operating activities.  Our consolidated working capital increased approximately $521,000 during the six-month period ended October 31, 2013.  The increase was largely the result of an increase in current assets, mostly inventory, offset slightly by an increase in current liabilities.  Operating cash receipts totaled approximately $13,880,000 and $11,248,000 during the six-month periods ended October 31, 2013 and 2012, respectively.  The increase in operating cash receipts is primarily the result of an increase in revenues and collections of accounts receivable. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $14,051,000 for the six-month period ended October 31, 2013 and $9,936,000 for the six-month period ended October 31, 2012.

Investing activities.  Cash used in investing activities totaled $230,000 and $81,000 during the six-month periods ended October 31, 2013 and 2012, respectively, as we purchased more equipment in the current year-to-date period of fiscal 2014 as compared to the prior year to increase efficiency and expand production capacity.

Financing activities.  As of October 31, 2013, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2015.  As of October 31, 2013, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of October 31, 2013 was approximately $5,101,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2013) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of October 31, 2013 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of October 31, 2013 we were in compliance will all covenants.    Total payments on long-term debt totaled approximately $92,000 while purchases of common stock during the period for the stock repurchase program totaled $484,000.  There were also some stock options exercised during the six-month period ended October 31, 2013, which totaled approximately $14,000.  For the six-month period ended October 31, 2012, financing activities included $750,000 of cash used in payment on the line of credit and $90,000 in payments on long-term debt.

Although there can be no assurances, we believe that existing cash, the cash expected to be generated from our operations, amounts available under our line of credit, and amounts available from trade credit from our vendors, will be sufficient to finance our anticipated working capital needs, our capital expenditures, and our scheduled debt repayments for the foreseeable future.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013.

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

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the three-month period ended October 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
From: August 1, 2013 To: August 31, 2013	15,555	$6.45	91,236	302,055
From: September 1, 2013 To: September 30, 2013	21,817	$6.90	113,053	280,238
From: October 1, 2013 To: October 31, 2013	17,721	$7.97	130,774	262,517
Total	55,093	$7.14

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended October 31, 2013, the Company repurchased 55,093 shares at a cost of approximately $393,000 (average cost of $7.14 per share).

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

ELECSYS CORPORATION

December9, 2013	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

December 9, 2013	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1	Fourth Amendment to Secured Loan Agreement dated October 16, 2013 with UMB Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2013, formatted in Extensible Business Reporting Language (XBRL):

(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Stockholders’ Equity,
(iv) the Consolidated Statement of Cash Flows, and
(v) the Notes to the Consolidated Financial Statements.