Form 10-Q
period 2014-01-31
ELECSYS CORP
filed 2014-03-10
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended January 31, 2014.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,817,168 shares outstanding as of March 3, 2014.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended January 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues	$7,683	$7,458	$21,787	$17,853
Cost of revenues	4,761	4,655	13,629	11,250
Gross margin	2,922	2,803	8,158	6,603

Selling, general and administrative expenses:
Research and development expense	475	411	1,398	1,245
Selling and marketing expense	760	529	1,927	1,636
General and administrative expense	796	717	2,373	2,105
Total selling, general and administrative expenses	2,031	1,657	5,698	4,986

Operating income	891	1,146	2,460	1,617

Financial income (expense):
Interest expense	(14)	(15)	(43)	(51)
Other income, net	(1)	(2)	(4)	(3)
	(15)	(17)	(47)	(54)

Net income before income tax expense	876	1,129	2,413	1,563

Income tax expense	307	413	927	595

Net income	$569	$716	$1,486	$968

Net income per share information:
Basic	$0.15	$0.18	$0.39	$0.25
Diluted	$0.14	$0.18	$0.38	$0.25

Weighted average common shares outstanding:
Basic	3,814	3,914	3,856	3,895
Diluted	3,953	3,925	3,947	3,904

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2014	April 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250	$1,464
Accounts receivable, less allowances of $78 and $35, respectively	3,090	2,538
Inventories, net	7,840	6,238
Prepaid expenses	143	61
Income tax receivable	-	106
Deferred taxes	744	689
Total current assets	12,067	11,096

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	4,109	3,696
Total property and equipment, gross	9,241	8,828
Accumulated depreciation	(3,704)	(3,429)
Total property and equipment, net	5,537	5,399

Goodwill	1,942	1,942
Intangible assets, net	1,534	1,685
Other assets, net	44	47
Total assets	$21,124	$20,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,281	$1,390
Accrued expenses	1,425	1,408
Income taxes payable	242	1
Current maturities of long-term debt	188	185
Total current liabilities	3,136	2,984

Deferred taxes	593	637
Long-term debt, less current maturities	2,478	2,619

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,817,068 at January 31, 2014 and 3,897,832 at April 30, 2013	40	40
Additional paid-in capital	11,634	11,429
Treasury stock, at cost; 158,181 shares at January 31, 2014 and 59,414 shares at April 30, 2013	(985)	(282)
Retained earnings	4,228	2,742
Total stockholders' equity	14,917	13,929
Total liabilities and stockholders' equity	$21,124	$20,169

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at April 30, 2012	3,884	$39	$11,166	$-	$1,059	$12,264
Net income	-	-	-	-	1,683	1,683
Exercise of stock options	70	1	152	-	-	153
Issue of restricted stock	3	-	-	-	-	-
Stock repurchases	(59)	-	-	(282)	-	(282)
Share-based compensation expense	-	-	111	-	-	111
Balance at April 30, 2013	3,898	$40	$11,429	$(282)	$2,742	$13,929
Net income	-	-	-	-	1,486	1,486
Exercise of stock options	14	-	63	-	-	63
Issue of restricted stock	4	-	-	-	-	-
Stock repurchases	(99)	-	-	(703)	-	(703)
Share-based compensation expense	-	-	142	-	-	142
Balance at January 31, 2014 (unaudited)	3,817	$40	$11,634	$(985)	$4,228	$14,917

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended January 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,486	$968
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	142	89
Depreciation	290	258
Amortization	154	154
Provision for doubtful accounts	45	23
Deferred income taxes	(99)	93
Changes in operating assets and liabilities:
Accounts receivable	(597)	(798)
Inventories	(1,602)	167
Income tax payable/receivable	347	120
Accounts payable	(109)	310
Accrued expenses	17	(225)
Other	(82)	(90)
Net cash (used in) provided by operating activities	(8)	1,069

Cash Flows from Investing Activities:
Purchases of property and equipment	(428)	(214)
Net cash (used in) investing activities	(428)	(214)

Cash Flows from Financing Activities:
Principal payments on note payable to bank	-	(750)
Purchases of common stock for repurchase program	(703)	(140)
Proceeds from the exercise of stock options	63	59
Principal payments on long-term debt	(138)	(136)
Net cash (used in) financing activities	(778)	(967)
Net (decrease) in cash and cash equivalents	(1,214)	(112)
Cash and cash equivalents at beginning of period	1,464	136
Cash and cash equivalents at end of period	$250	$24

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$43	$53
Cash paid during the period for income taxes	679	382

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
January 31, 2014
(Unaudited)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. The Company’s primary markets include energy production and distribution, agriculture, transportation, safety and security systems, and water management.  The Company’s products and services encompass remote monitoring, industrial data communication, mobile data acquisition, and wireless communication technologies that are deployed wherever high quality and reliability are essential. The Company develops, manufactures, and supports proprietary M2M technology and products for multiple markets and applications under several premium brand names.  In addition to its proprietary products, the Company designs and manufactures rugged and reliable custom solutions for original equipment manufacturers (“OEMs”) in a variety of industries.

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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-month period ended January 31, 2014, which are of material significance, or have potential material significance, to the Company.

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of January 31, 2014.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

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

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				January 31, 2014		April 30, 2013
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(456)	$852	$(404)
Customer relationships	5	–	15	1,040	(496)	1,040	(449)
Trade name		15		530	(227)	530	(200)
Technologies	13	–	15	475	(184)	475	(159)
				$2,897	$(1,363)	$2,897	$(1,212)

Amortization expense for the nine-month periods ended January 31, 2014 and 2013 was approximately $154,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2014 (remaining)	$51
2015	187
2016	166
2017	166
2018	90

The carrying amount of the Company’s goodwill at January 31, 2014 and April 30, 2013 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the nine-month period ended January 31, 2014.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreement for its MBBS, S.A. (“MBBS”) acquisition in fiscal year 2010.  As of January 31, 2014, the Company has determined that based on the terms of the agreement and current projections, no contingent consideration is expected to be due in the MBBS transaction.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories are summarized by major classification as follows (in thousands):

	January 31, 2014	April 30, 2013
Raw material	$3,838	$3,077
Work-in-process	1,612	1,409
Finished goods	2,992	2,434
	8,442	6,920
Reserves	(602)	(682)
	$7,840	$6,238

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

For the three-month period ended January 31, 2014, the Company repurchased 27,407 shares at a cost of approximately $220,000 (average cost of $8.03 per share).  For the nine-month period ended January 31, 2014, the Company repurchased 98,767 shares at a cost of approximately $703,000 (average cost of $7.14 per share).

Stock-Based Compensation
At January 31, 2014, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than the fair market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of January 31, 2014, there were options remaining outstanding to acquire 93,000 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of January 31, 2014, there were options outstanding to acquire 167,967 shares of common stock and 11,146 shares of common stock awards granted under the 2010 Plan and still subject to restriction.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the nine-month periods ended January 31, 2014 and 2013:

	Nine Months Ended January 31, 2014			Nine Months Ended January 31, 2013
Risk-free interest rate		2.97%			2.97%
Expected life, in years		6			6
Expected volatility	82.59	–	83.23%	65.52	–	80.48%
Dividend yield		0.0%			0.0%
Forfeiture rate		11.40%			9.20%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the nine-month period ended January 31, 2014, exercises of stock options triggered tax benefits totaling approximately $61,000.  There were no exercises of stock options which triggered tax benefits for the nine-month period ended January 31, 2013.

At January 31, 2014, there was approximately $340,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.10 years.

The following tables represent equity award activity for the nine-month period ended January 31, 2014:

Stock Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (Years)
Outstanding options at April 30, 2013	205,500	$4.28	6.54
Granted	70,000	$6.71	9.58
Exercised	13,533	$4.62	-
Forfeited	1,000	$3.88	-
Outstanding options at January 31, 2014	260,967	$4.92	6.74

Outstanding exercisable at January 31, 2014	141,634	$4.28	4.93

Restricted Stock	Number of Shares
Outstanding awards at April 30, 2013	11,007
Granted	4,608
Issued	4,469
Forfeited	-
Outstanding awards at January 31, 2014	11,146

Outstanding vested at January 31, 2014	-

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 27,000 and 189,651, respectively, at January 31, 2014.  At January 31, 2014 the aggregate intrinsic value of options and restricted stock outstanding was approximately $2,320,000, and the aggregate intrinsic value of exercisable options was approximately $1,268,000.  The Company recognized share-based compensation expense of $142,000 for the nine-month period ended January 31, 2014 and $89,000 for the nine-month period ended January 31, 2013.  The weighted-average fair value of the options and restricted stock granted in the nine-month period ended January 31, 2014 was $4.84 per stock option and $5.86 per restricted stock award.

The following table summarizes information about equity awards outstanding at January 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at January 31, 2014	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at January 31, 2014	Weighted- Average Exercise Price
$3.01	-	$4.00	104,250	4.59	$3.54	88,250	$3.63
$4.01	-	$5.00	23,967	8.30	$4.35	7,300	$4.35
$5.01	-	$6.00	115,000	8.22	$5.54	38,334	$5.21
$7.01	-	$8.00	7,750	4.61	$7.05	7,750	$7.05
$10.01	-	$11.00	10,000	9.86	$11.83	-	-
Total			260,967	6.74	$4.92	141,634	$4.28

6.           NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income per share (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Numerator:
Net income	$569	$716	$1,486	$968

Denominator:
Weighted average common shares Outstanding – basic	3,814	3,914	3,856	3,895
Effect of dilutive options outstanding	139	11	91	9
Weighted average common shares outstanding – diluted	3,953	3,925	3,947	3,904

Options to purchase 10,000 and 223,750 shares of common stock as of the three-month periods ended January 31, 2014 and 2013, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.  For the nine-month periods ended January 31, 2014 and 2013, options to purchase 10,000 and 201,750 shares, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of January 31, 2014, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 16, 2013 to extend the expiration date of the line of credit to October 30, 2015.  The total amount of borrowing base for the line of credit as of January 31, 2014 was approximately $4,726,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on January 31, 2014.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  When an amount is outstanding, the borrowings on the line of credit are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	January 31, 2014	April 30, 2013
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of October 31, 2013), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,666	$2,804

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at January 31, 2014) plus/minus 0.5% performance based interest, due in full on October 30, 2015, secured by accounts receivable and inventory. The interest rate as of January 31, 2014 was 2.75%	-	-
	2,666	2,804
Less current maturities	188	185
	$2,478	$2,619

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2014 (remaining)	$47
2015	189
2016	192
2017	196
2018	200
Thereafter	1,842
$2,666

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

	Three Months Ended January 31, 2014
	OEM	Proprietary	Total

Total revenues	$3,032	$4,651	$7,683

Gross margin	$698	$2,224	$2,922

	Three Months Ended January 31, 2013
	OEM	Proprietary	Total

Total revenues	$4,424	$3,034	$7,458

Gross margin	$1,226	$1,577	$2,803

	Nine Months Ended January 31, 2014
	OEM	Proprietary	Total

Total revenues	$10,930	$10,857	$21,787

Gross margin	$2,772	$5,386	$8,158

Goodwill	$-	$1,942	$1,942

	Nine Months Ended January 31, 2013
	OEM	Proprietary	Total

Total revenues	$9,968	$7,885	$17,853

Gross margin	$2,574	$4,029	$6,603

Goodwill	$-	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Products and services:
OEM solutions	$2,984	$4,382	$10,757	$9,800
Remote monitoring solutions	3,926	1,357	8,260	4,208
Industrial data communications	333	113	829	624
Mobile data acquisition	265	1,484	1,439	2,765
Other services:
OEM related services	48	42	173	168
Proprietary product related services	127	80	329	287
Total sales	$7,683	$7,458	$21,787	$17,853

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Nine Months Ended January 31,
	2014	2013
Warranty reserve balance at beginning of period	$90	$163
Expense accrued, including adjustments	92	(3)
Warranty costs incurred	(67)	(62)
Warranty reserve balance at end of period	$115	$98

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

Overview

Elecsys Corporation provides innovative machine to machine (“M2M”) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, transportation, safety and security systems, and water management.  Our products and services encompass remote monitoring, industrial data communication, mobile data acquisition, and wireless communication technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary M2M technology and products for multiple markets and applications under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom solutions for multiple original equipment manufacturers (“OEMs”) in a variety of industries.

On December 17, 2012, the Company announced a share repurchase program through which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended January 31, 2014, the Company repurchased 27,407 shares at a cost of approximately $220,000 (average cost of $8.03 per share).  For the nine-month period ended January 31, 2014, the Company repurchased 98,767 shares at a cost of approximately $705,000 (average cost of $7.14 per share).

On October 16, 2013, the Company amended the expiration date of its operating line of credit to October 30, 2015.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $4,726,000 as of January 31, 2014. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2014) plus/minus 0.5%.  The interest rate, determined by the Company’s debt-to-tangible net worth ratio, was 2.75% on January 31, 2014, which is the lowest rate allowed under the terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  There were no outstanding borrowings on the line of credit as of January 31, 2014.

Results of Operations

Three Months Ended January 31, 2014 Compared With Three Months Ended January 31, 2013.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	January 31, 2014		January 31, 2013
Revenues	$7,683	100.0%	$7,458	100.0%
Cost of revenues	4,761	62.0%	4,655	62.4%
Gross margin	2,922	38.0%	2,803	37.6%
Selling, general and administrative expenses	2,031	26.4%	1,657	22.2%
Operating income	891	11.6%	1,146	15.4%
Financial expense	(15)	(0.2%)	(17)	(0.2%)
Income before income taxes	876	11.4%	1,129	15.1%
Income tax expense	307	4.0%	413	5.5%
Net income	$569	7.4%	$716	9.6%
Net income per share – basic	$0.15		$0.18
Net income per share – diluted	$0.14		$0.18

Revenues for the three months ended January 31, 2014 were approximately $7,683,000, which was an increase of $225,000, or 3.0%, from revenues of $7,458,000 for the three months ended January 31, 2013.

	Three Months Ended
	(In thousands)
	January 31, 2014		January 31, 2013
OEM revenues	$3,032	39.5%	$4,424	59.3%
Proprietary product revenues	4,651	60.5%	3,034	40.7%
Total Sales	$7,683	100.0%	$7,458	100.0%

Proprietary products.  Revenues from our proprietary products and services were $4,651,000 for the three-month period ended January 31, 2014, which was a $1,617,000, or 53.3%, increase from sales of $3,034,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $3,926,000 for the three-month period ended January 31, 2014, which was an increase of $2,569,000, or 189.3%, from $1,357,000 during the three-month period ended January 31, 2013.  The increase in revenues for the period was primarily due to shipments made towards the previously announced Al Rushaid Group order to Saudi Arabia, continuing shipments of our recently released remote monitoring product for the commercial transportation industry, and an overall increase in customer orders received and shipped for our mature M2M remote monitoring products.  Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Data management services revenue totaled approximately $307,000, an increase of $52,000, or 20.4%, from data management services revenue of $255,000 reported in the comparable period of the prior fiscal year.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will increase compared to the equivalent periods of the prior year.  These increases will be driven by continued customer demand for our existing M2M solutions, our introduction of new products, and our expansion into new industrial markets.  We also expect a positive impact on revenues in the fourth quarter from final shipments that will complete the previously announced order from the Al Rushaid Group.

Sales of our industrial data communication solutions were approximately $333,000 for the three-month period ended January 31, 2014, which was a $220,000, or 194.7%, increase from total sales of $113,000 for the three-month period ended January 31, 2013.  The increase resulted from of our active pursuit of new customers and new applications for the Director series products.  We have expanded our sales and marketing efforts and have invested in additional product development initiatives in order to expand sales and market penetration of our industrial data communication solutions.  This additional focus and investment is expected to grow revenues for this  product line over the next several quarters.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $265,000 for the three-month period ended January 31, 2014. Total revenues decreased approximately $1,219,000, compared to prior year reported revenues of approximately $1,484,000.  The decrease in revenues was principally the result of a large shipment and deployment of Radix FW960 handheld computers and peripherals to a specific domestic customer that was completed during the prior year period and that was not repeated this year.  Recurring maintenance contract revenues decreased slightly for the three-month period ended January 31, 2014 by approximately $3,000, or 1.5%.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current period.

OEM solutions.  Sales for the OEM business segment were approximately $3,032,000, a decrease of $1,392,000, or 31.5%, from $4,424,000 in the prior year period.  The decrease in OEM sales was primarily the result of an overall decrease in shipments to existing customers due to the seasonality of our customers’ businesses, their current inventory levels, and the impact of new product introductions made the previous year.  We expect that our continuing efforts to target potential customers who will benefit from our M2M technologies combined with our continuing investment in sales and marketing to OEMs, will generate moderate growth in OEM sales and margins in the longer term.

On January 31, 2014, total backlog scheduled for delivery over the subsequent twelve months was approximately $10,637,000, an increase of $2,144,000, or 25.2%, from a backlog of $8,493,000 on April 30, 2013 and an increase of approximately $1,061,000, or 11.1%, from a backlog of $9,576,000 on January 31, 2013.  Orders received from OEMs typically specify multiple production deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary M2M products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our backlog relative to our revenues will fluctuate as our mix of proprietary products and custom OEM sales varies.

The following table presents the total twelve-month backlog by business segment for the periods ended January 31, 2014, April 30, 2013, and January 31, 2013 (in thousands).

	January 31, 2014	April 30, 2013	January 31, 2013
OEM	$9,145	$7,963	$8,988
Proprietary products	1,492	530	588
Total backlog	$10,637	$8,493	$9,576

Gross margin for the three-month period ended January 31, 2014 was 38.0% of sales, or $2,922,000, compared to 37.6% of sales, or $2,803,000, for the three-month period ended January 31, 2013.  The increase in both gross margin dollars and percentage was the direct result of the increase in proprietary product sales, primarily led by sales of remote monitoring products, slightly offset by a decrease in OEM revenues.

	Three Months Ended
	(In thousands)
	January 31, 2014		January 31, 2013
Gross margin – OEM	$698	23.0%	$1,226	27.7%
Gross margin – Proprietary products	2,224	47.8%	1,577	52.0%
Total gross margin	$2,922	38.0%	$2,803	37.6%

Gross margin for the proprietary M2M products business segment was approximately 47.8% of sales, or $2,224,000, for the three-month period ended January 31, 2014 as compared to 52.0% of sales, or $1,577,000, for the three-month period ended January 31, 2013.  The increase in gross margin dollars for the proprietary products resulted primarily from the increase in remote monitoring product sales volume.  The gross margin percentage decrease resulted from the revenue mix of proprietary product sales as compared to the previous year period.

The gross margin for the OEM business segment was $698,000, or 23.0% of sales, for the three-month period ended January 31, 2014 compared to $1,226,000, or 27.7% of sales, for the prior year period.  The decrease of OEM gross margin dollars and gross margin percentage was the result of the overall decrease in OEM revenues for the period as well as the impact of the product mix of shipments between various customers.

We expect that consolidated gross margins over the next few quarters will continue within the range of 36% to 41%.  This expectation is based on our forecasted sales volumes and the mix of proprietary and OEM products and services which impacts our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $2,031,000 for the three-month period ended January 31, 2014.  This was an increase of $374,000 as compared to total SG&A expenses of $1,657,000 for the three-month period ended January 31, 2013.  SG&A expenses were 26.4% of sales for the current fiscal quarter of 2014 as compared to 22.2% of sales for the comparable period for fiscal 2013.

	Three Months Ended
	(In thousands)
	January 31, 2014		January 31, 2013
Research & development expenses	$475	6.2%	$411	5.5%
Selling & marketing expenses	761	9.9%	529	7.1%
General & administrative expenses	795	10.4%	717	9.6%
Total selling, general and administrative expenses	$2,031	26.4%	$1,657	22.2%

Research and development expenses increased $64,000, to $475,000, during the fiscal quarter as compared to the prior year period. This increase was mostly driven by higher engineering personnel related expenses resulting from our increased investment in engineering resources and our continuing focus on new product development and design.

Selling and marketing expenses were $761,000 for the three-month period ended January 31, 2014 and $529,000 for the three-month period ended January 31, 2013.  The $232,000 increase resulted mainly from increases in sales commissions, for both domestic and international sales, of $180,000 due to the increase in revenues during the period.  Additionally, increases in marketing and advertising costs of $18,000 and an increase in the number of sales and marketing personnel, which added approximately $35,000 in expenses for the period.

General and administrative expenses increased approximately $78,000 from the comparable period of the prior year.  The increase was due to growth of corporate expenses of approximately $45,000 which includes professional fees and public company related costs.  Personnel related expenses, including equity-based compensation, and an increase in general office related expenses combined to provide the remaining increase in general and administrative expenses.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in business development personnel, new product development, systems, and capabilities, but will likely decline as a percentage of total revenues.

Operating income for the three-month period ended January 31, 2014 was approximately $891,000, a decrease of $255,000 from an operating income of $1,146,000 reported for the three-month period ended January 31, 2013.

Financial expense, including interest, was $15,000 for the three-month period ended January 31, 2014 and $17,000 for the three-month period ended January 31, 2013.  During the three-month period ended January 31, 2014, there were no net borrowings on the operating line of credit.  As of January 31, 2014, there was $2,666,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $2,849,000 at January 31, 2013.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary or to meet operating capital requirements, but seek to minimize our interest expense whenever possible.

Income tax expense for the three-month period ended January 31, 2014 was approximately $307,000 compared to an income tax expense of $413,000 for the three-month period ended January 31, 2013.  The effective income tax rate was 35.0% and 36.6% for the three-month periods ended January 31, 2014 and 2013, respectively.  The slight decrease in the effective tax rate was due to the recognition of certain income tax adjustments during the current year period.

As a combined result of the above factors, our net income was $569,000, or $0.14 per diluted share, for the three-month period ended January 31, 2014 as compared to net income of $716,000, or $0.18 per diluted share, reported for the three-month period ended January 31, 2013.

Nine Months Ended January 31, 2014 Compared With Nine Months Ended January 31, 2013.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Nine Months Ended
	(In thousands, except per share data)
	January 31, 2014		January 31, 2013
Revenues	$21,787	100.0%	$17,853	100.0%
Cost of revenues	13,629	62.6%	11,250	63.4%
Gross margin	8,158	37.4%	6,603	36.6%
Selling, general and administrative expenses	5,698	26.2%	4,986	32.0%
Operating income	2,460	11.2%	1,617	4.5%
Financial expense	(47)	(0.2%)	(54)	(0.4%)
Income before income taxes	2,413	11.0%	1,563	4.2%
Income tax expense	927	4.4%	595	1.7%
Net income	$1,486	6.6%	$968	2.4%
Net income per share – basic	$0.39		$0.25
Net income per share – diluted	$0.38		$0.25

Revenues for the nine months ended January 31, 2014 were approximately $21,787,000, which was an increase of $3,934,000, or 22.0%, from revenues of $17,853,000 for the nine months ended January 31, 2013.

	Nine Months Ended
	(In thousands)
	January 31, 2014		January 31, 2013
OEM revenues	$10,930	50.2%	$9,968	55.8%
Proprietary product revenues	10,857	49.8%	7,885	44.2%
Total Sales	$21,787	100.0%	$17,853	100.0%

Proprietary products.  Revenues from our proprietary products and services were $10,857,000 for the nine-month period ended January 31, 2014, which was a $2,972,000, or 37.7%, increase from sales of $7,885,000 for the nine-month period ended January 31, 2013.

Sales of our wireless remote monitoring solutions were approximately $8,260,000 for the nine-month period ended January 31, 2014, which was an increase of $4,052,000, or 96.3%, from $4,208,000 during the nine-month period ended January 31, 2013.  The increase in revenues for the nine-month period ended January 31, 2014, was the result of a number of factors including shipments made towards the previously announced Al Rushaid Group order to Saudi Arabia, continuing shipments of our recently released remote monitoring product for the commercial transportation industry, and an overall increase in customer orders received and shipped for our mature M2M remote monitoring products.  Overall, data management services revenue totaled approximately $864,000, an increase of $127,000, or 17.2%, from data management services revenue of $737,000 reported in the comparable period of the prior fiscal year.  Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  We anticipate that over the next few quarters, revenues from our wireless remote monitoring solutions will increase as compared to equivalent periods in prior years.  These increases will be driven by continued customer demand for our exisiting M2M solutions, our introduction of new products, and our expansion into new industrial markets.  We also expect a positive impact on revenues in the fourth quarter from final shipments that will complete the previously announced order from the Al Rushaid Group.

Sales of our industrial data communication solutions were approximately $829,000 for the nine-month period ended January 31, 2014, which was a $205,000, or 32.9%, increase from total sales of $624,000 for the same period of the prior fiscal year.  The increase resulted from our active pursuit of new customers and new applications for the Director series products.  We have expanded our sales and marketing efforts and have invested in additional product development initiatives in order to expand sales and market penetration of our industrial data communication solutions.  This additional focus and investment is expected to grow revenues for this product line over the next several quarters.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $1,439,000 for the nine-month period ended January 31, 2014. Total revenues decreased approximately $1,326,000, or 48.0%, as compared to the prior year period reported revenues of approximately $2,765,000.  The decrease in revenues resulted from fewer overall shipments to one of our largest international partners compared to the prior year period.  Additionally, we experienced a decrease in shipments since a large shipment and deployment of Radix FW960 handheld computers and peripherals to a specific domestic customer was completed during the prior year period and was not repeated this year.  Recurring maintenance contract revenues decreased slightly for the nine-month period ended January 31, 2014 approximately $49,000, or 7.6%.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current quarter.

OEM solutions.  Sales for the OEM business segment were approximately $10,930,000, an increase of $962,000, or 9.7%, from $9,968,000 in the prior year period.  The increase in OEM sales was primarily the result of increased orders from existing customers due to growth in their businesses this year, their buildup of inventory, as well as the addition of several new OEM customers.  We expect that our continuing investment in OEM sales and marketing, including our efforts to target potential customers who will benefit from our M2M solutions and  technologies, will generate moderate growth in OEM sales and margins in the longer term.

Gross margin for the nine-month period ended January 31, 2014 was 37.4% of sales, or $8,158,000, compared to 37.0% of sales, or $6,603,000, for the nine-month period ended January 31, 2013.  The $1,555,000 increase in gross margin dollars and the slight gross margin percentage increase was the result of both the increase in overall sales volumes in each business segment as well as a shift in product mix within each business segment.

	Nine Months Ended
	(In thousands)
	January 31, 2014		January 31, 2013
Gross margin – OEM	$2,772	25.4%	$2,574	25.8%
Gross margin – Proprietary products	5,386	49.6%	4,029	51.1%
Total gross margin	$8,158	37.4%	$6,603	37.0%

Gross margin for the proprietary M2M products business segment was approximately 49.6% of sales, or $5,386,000, for the nine-month period ended January 31, 2014 as compared to 51.1% of sales, or $4,029,000, for the nine-month period ended January 31, 2013.  The increase in gross margin dollars for the proprietary products resulted primarily from  the overall increase in proprietary product revenues.  The slight decrease in gross margin percentage was chiefly due to changes in the product mix from the previous year period.

The gross margin for the OEM solutions business segment was $2,772,000, or 25.4% of sales, for the nine-month period ended January 31, 2014 compared to $2,574,000, or 25.8% of sales, for the prior year period.  The increase of OEM gross margin dollars was essentially the result of the increase in OEM revenues while the slight reduction in gross margin percentage was primarily the impact of the mix of shipments between various customers.

We expect that consolidated gross margins over the next few quarters will continue within the range of 36% to 41%.  This expectation is based on our forecasted sales volume and the mix of proprietary and OEM products and services which impact our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $5,698,000 for the nine-month period ended January 31, 2014.  This was an increase of $712,000 as compared to total SG&A expenses of $4,986,000 for the nine-month period ended January 31, 2013.  SG&A expenses were 26.2% of sales for the current fiscal year-to-date period of 2014 as compared to 27.9% of sales for the comparable period for fiscal 2013.

	Nine Months Ended
	(In thousands)
	January 31, 2014		January 31, 2013
Research & development expenses	$1,398	6.4%	$1,245	7.0%
Selling & marketing expenses	1,927	8.8%	1,636	9.2%
General & administrative expenses	2,373	10.9%	2,105	11.8%
Total selling, general and administrative expenses	$5,698	26.2%	$4,986	27.9%

Research and development expenses increased $153,000, to $1,398,000, during the fiscal year to date period as compared to the prior year.  This increase was the result of higher engineering personnel expenses of approximately $157,000 resulting from our increased investment in engineering resources and our continuing focus on new product development and design, slightly offset by lower product support costs compared to the previous year period.

Selling and marketing expenses were $1,927,000 for the nine-month period ended January 31, 2014 and $1,636,000 for the nine-month period ended January 31, 2013.  The $291,000 increase was the result of an increase of approximately $300,000 in internal and external sales commissions due to the increase in revenues and increases in personnel costs of $24,000 resulting from additional sales and marketing personnel.  The sales office we established in the United Arab Emirates to lead our ongoing sales and marketing efforts in the Middle East resulted in a $15,000 increase in foreign sales office costs and a $60,000 reduction in travel expenses from the previous year period.

General and administrative expenses increased approximately $268,000 from the comparable period of the prior year.  The increase was due to growth of personnel related expenses, including equity-based compensation, of approximately $135,000, increases in professional fees of approximately $46,000, and increases in general office costs which include administration travel costs, telephone expenses, and information technology fees.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in personnel, new product development, systems, and capabilities.

Operating income for the nine-month period ended January 31, 2014 was approximately $2,460,000, an increase of $843,000 from operating income of $1,617,000 reported for the nine-month period ended January 31, 2013.

Financial expense, including interest, was $47,000 and $54,000 for the nine-month periods ended January 31, 2014 and 2013, respectively.  The decrease of $7,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  As of January 31, 2014, there were no net borrowings outstanding on the operating line of credit.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary but seek to minimize our interest expense when possible.

Income tax expense for the nine-month period ended January 31, 2014 was approximately $927,000 compared to income tax expense of $595,000 for the nine-month period ended January 31, 2013.  The effective income tax rate was 38.4% and 38.1% for the nine-month periods ended January 31, 2014 and 2013, respectively.  The slight increase in the effective tax rate was due to the recognition of certain income tax adjustments during the previous year period.

As a combined result of the above factors, our net income was $1,486,000, or $0.38 per diluted share, for the nine-month period ended January 31, 2014 as compared to net income of $968,000, or $0.25 per diluted share, reported for the nine-month period ended January 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1,214,000 to $250,000 as of January 31, 2014 compared to $1,464,000 at April 30, 2013.  This decrease in cash resulted mainly from inventory purchases, purchases of equipment, and purchases of common stock through our stock repurchase program.

Operating activities.  Our consolidated working capital increased approximately $819,000 during the nine-month period ended January 31, 2014.  The increase resulted largely from an increase in current assets, mostly inventory, offset slightly by an increase in current liabilities.  Operating cash receipts totaled approximately $21,235,000 and $17,078,000 during the nine-month periods ended January 31, 2014 and 2013, respectively.  The increase in operating cash receipts is primarily due to increased revenues and collections of accounts receivable. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $21,243,000 for the nine-month period ended January 31, 2014 and $16,009,000 for the nine-month period ended January 31, 2013.

Investing activities.  Cash used in investing activities totaled $428,000 and $214,000 during the nine-month periods ended January 31, 2014 and 2013, respectively, as we purchased more equipment in the current year-to-date period of fiscal 2014 as compared to the prior year to increase efficiency and expand production capacity.

Financing activities.  As of January 31, 2014, we had a $6,000,000 operating line of credit that provided us and our wholly-owned operating subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2015.  As of January 31, 2014, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of January 31, 2014 was approximately $4,726,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at January 31, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of January 31, 2014 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.

As of January 31, 2014 we were in compliance will all covenants.    Total payments on long-term debt totaled approximately $138,000 while purchases of common stock during the period for the stock repurchase program totaled $703,000.  Several stock options were exercised during the nine-month period ended January 31, 2014, which provided cash of approximately $63,000.  For the nine-month period ended January 31, 2013, financing activities included $750,000 of cash used in payment on the line of credit, $136,000 used in payments on long-term debt, $140,000 used for common stock purchases for the stock repurchase program, and $59,000 of cash provided by the exercise of stock options.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the three-month period ended January 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
From: November 1, 2013 To: November 30, 2013	27,407	$8.03	158,181	235,110
From: December 1, 2013 To: December 31, 2013	-	-	158,181	235,110
From: January 1, 2014 To: January 31, 2014	-	-	158,181	235,110
Total	27,407	$8.03

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended January 31, 2014, the Company repurchased 27,407 shares at a cost of approximately $220,000 (average cost of $8.03 per share).

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

ELECSYS CORPORATION

March 10, 2014	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2014	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer)

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i)	the Consolidated Balance Sheet,
(ii)	the Consolidated Statement of Operations,
(iii)	the Consolidated Statement of Stockholders’ Equity,
(iv)	the Consolidated Statement of Cash Flows, and
(v)	the Notes to the Consolidated Financial Statements.