Form 10-K
period 2014-04-30
ELECSYS CORP
filed 2014-07-14
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended April 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number:	0-22760

ELECSYS CORPORATION
(Exact name of registrant as specified in its charter)

KANSAS	48-1099142
(State or other jurisdiction of incorporation)	(IRS Identification Employer No.)

846 N. Mart-Way Court, Olathe, Kansas	66061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(913) 647-0158

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	Nasdaq Stock Market

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
Yes[ ]   No[X]

The aggregate market value of the Common Stock held by non-affiliates as of October 31, 2013, was approximately $23,061,000 based on the closing sale price of the Issuer’s Common Stock on such date.

There were 3,826,125 shares of Common Stock, $.01 par value, outstanding as of July 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE PURSUANT TO RULE 12b-23:
Portions of the Company’s Proxy Statement for its 2014 Annual Meeting are incorporated by reference into Part III.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-K
Year Ended April 30, 2014

INDEX

Part I

Item 1. BUSINESS

General

Elecsys Corporation (the “Company,” “we,” “us,” or “our”), provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide.  We develop, manufacture, market, and support proprietary M2M products and technology solutions that provide data connectivity to remote equipment for various industrial markets, including energy production, transmission, and distribution, transportation, agriculture, and safety systems.  Our proprietary products and services encompass wireless remote monitoring, industrial data communication, and mobile data acquisition technologies that are deployed wherever performance and reliability are essential. In addition to these Elecsys branded proprietary products, we design and manufacture custom electronic assemblies, some incorporating proprietary Elecsys technologies, for multiple original equipment manufacturers (OEMs) in a variety of industries worldwide.

We design, manufacture, and support wireless remote monitoring and telemetry solutions to the energy infrastructure and transportation sectors, as well as several other industrial markets.  Our wireless remote monitoring, data acquisition and communication devices utilize innovative technology and proprietary Elecsys software systems to provide full time, wireless status monitoring, alarm notification, data collection, logging and reporting regarding the performance of many types of industrial equipment.  These highly reliable systems, combined with our internet-based user interface or Elecsys proprietary host management software, provide our customers with access to real-time operational data and active monitoring and control of large populations of field-deployed remote devices.

We develop and provide industrial data communication solutions to the energy infrastructure sector, as well as other industrial markets, through our Director and RediLink series of products.  These reliable field devices, integrated with an associated suite of proprietary database software, cyber security applications, and industry standard communication protocols, store, concentrate, and efficiently transfer data from remote equipment to corporate data systems. Used in supervisory control and data acquisition (SCADA) and other industrial communication systems in energy infrastructure and process control applications, our industrial communication gateways enable operational field data to be acquired, transformed, and transmitted efficiently and securely.  These Elecsys Edge of Network (EoN) gateways efficiently link field deployed devices to enterprise data systems and provide connectivity with the industrial Internet of Things (IoT).

Our Radix brand of ultra-rugged handheld computers provides mobile data acquisition solutions for multiple industrial applications.  Optimized for tough use in harsh and extreme environments where data integrity is paramount, these solutions include handheld computers, printers, communication modules, RFID readers, other peripherals and specialized application software.  Elecsys mobile data acquisition equipment is deployed in over 70 countries in applications that include utilities, transportation logistics, law enforcement, route accounting/deliveries, and inspection and maintenance.

We provide custom electronic assemblies and custom displays for select OEM partners in diverse industrial markets.  We use our technical expertise and operational capabilities to design and efficiently manufacture rugged and dependable electronic assemblies for use in harsh environments.  We also provide OEM's with expertise in our specialized proprietary technologies, such as wireless M2M communications and data management and custom high brightness liquid crystal displays (LCDs) for outdoor applications.  In some cases, Elecsys provides complete end-to-end M2M solutions that are branded for OEMs.  Our integrated capabilities enable our OEM partners to rapidly develop and introduce new M2M technology solutions that differentiate their products from the competition and keep them at the cutting edge of their respective industries.

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

Business

Operations. We operate our business primarily from our 60,000 square foot production and headquarters facility located in Olathe, Kansas.  Design, production and manufacturing of all our proprietary products and substantially all our custom OEM assemblies are accomplished from this facility.  All engineering resources associated with product design, research and development are also located at the Company's headquarters facility.  To gain and support our customers, we utilize a combination of both a direct sales force and a network of business partners located both in North America and selected markets throughout the world, specialized by technology, industry, or geographical region.  We operate several satellite locations around the world to provide sales and technical support to our customers and business partners.  We believe that our current facilities have sufficient capacity to support our operations in the near-term and that our present property is sufficient to accommodate our anticipated growth over the next several years.

Wireless Remote Monitoring.  We provide wireless remote monitoring and data acquisition equipment and web-based data communication services for various industrial monitoring applications. Our strategy is to focus product and market development on industrial monitoring applications that require rugged wireless networking technologies and proprietary field application hardware for remote locations coupled with reliable data management and reporting services.

Elecsys remote monitoring units are integrated with centralized data services that operate using the proprietary Elecsys M2M data portal and data center combined with various application specific monitoring software.  The Elecsys M2M Web Monitor system is comprised of a variety of remote monitoring devices that use the digital cellular network infrastructure, satellite systems, or proprietary communication systems to link into either an Elecsys hosted web-based data network or a customer operated enterprise application.  Our remote devices, built upon proprietary designs and technology, monitor multiple parameters and allow control activity and data collection to take place at remote sites.  When combined with our data management software and intuitive user interface, customers can directly access and control a large population of field-deployed remote monitoring and data telemetry devices.  We can also integrate our proprietary back-end data management and customer interface systems with the industrial IoT and various enterprise applications operating within specific customer networks.

In addition to initial equipment revenue, each deployed remote monitor typically generates monthly data management, licensing, or network service revenues.  Thousands of our remote monitors have been fielded in various applications and locations that provide these recurring license and service revenues.  Remote monitoring and data telemetry solution sales are conducted primarily through direct marketing and sales efforts.  We exhibit at key national, regional, and international trade conferences and exhibitions.  We currently sell our remote monitoring and data telemetry products and services throughout North America and select markets in the Middle East and South America.

Industrial Data Communications.  Elecsys Director and RediLink industrial communication gateways, integrated with our suite of data management software and industry standard communication protocols, gather data from a wide variety of field devices and measurement instrumentation and efficiently deliver the associated information directly to corporate enterprise data systems.  Our industrial data communications gateways enable operational field data to be acquired, transmitted, and utilized efficiently over existing communications networks.  Simple to implement, these devices can be programmed for a wide variety of field applications.  When used in conjunction with our Host Communications Processor (HCP2) data communication management software or our OLE for Process Control (OPC) standard data interoperability software, our field devices can minimize bandwidth usage and make existing communications networks more efficient.  A pioneer in the development of the MQTT communications protocol, Elecsys field equipment can efficiently provide seamless integration with the industrial IoT.  Our M2M data communication capabilities include several options of communication security software.  These cyber security solutions are simple to install software additions that enables legacy field devices to securely communicate with control centers through a virtual private network without compromising operations or data integrity.

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

Custom OEM Solutions.  We provide a wide range of design, manufacturing, and support services to select OEMs that desire a dependable source for custom electronic assemblies that integrate specialized technologies with high quality electronic production.  The rugged and dependable electronic assemblies and displays that we provide are used in agriculture, safety, transportation, aerospace, military, and other applications.  Sales are made primarily to customers in North America who are serviced by in-house sales and program management specialists.  We view our OEM customers as long-term strategic partners and we work to provide them with broad technical services and excellent customer care.

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

We believe that the market for our proprietary solutions is large and growing and we are committed to developing and supplying the best M2M products and services for those markets that demand reliable equipment for use in harsh environments.  We feel that our specialized proprietary technologies combined with our operational capabilities and our responsive customer support services represent an attractive solution to our customer base.  We also believe that our electronic manufacturing capabilities and innovative M2M technologies, combined with our materials management expertise, make us an effective electronic manufacturing resource and M2M solution provider for many OEMs.

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

Competition

While there are numerous competitors in the general remote monitoring market, some that are much larger than us and with greater financial, operating, and marketing resources, we participate in certain specialized industrial sectors of the market where we believe our proprietary products have a significant portion of the market and possess certain technology and performance advantages.  There are several firms that participate in the pipeline remote monitoring market.  Our management believes the significant competitive factors in our markets include reliability, features, performance, and price.  We believe that our current Elecsys products and our proprietary data management software systems compete favorably with respect to these factors.

There are numerous companies that offer solutions that could compete with our industrial data communications products.  Many of these competitors are larger or more established in the market than Elecsys, with greater financial, operating, and marketing resources, including companies such as Emerson Electric Co., Digi International, Inc., and CalAmp Corporation.  We focus on specific segments of this market and believe that the Director and RediLink products compete favorably relative to the important competitive factors in these segments.  These factors include technical features, innovation, flexibility, and customer support.

There are many domestic and foreign manufacturers that compete with our mobile data acquisition products.  Many of these competitors are substantially larger than us, with greater financial, operating, and marketing resources, including companies such as Motorola Solutions, Inc. and Honeywell International Inc.  Many have broader geographic breadth and offer a broader range of services.  Our Radix products compete in the ultra-rugged handheld segment of the overall mobile computing market, where they enjoy certain competitive advantages that differentiate the Radix brand from larger competitors.

There are numerous domestic and foreign electronic manufacturing service providers that compete with the custom OEM solutions we provide.  Many of these competitors are substantially larger than us, with greater financial, operating, manufacturing and marketing resources and broader geographic breadth, including Flextronics International Ltd., Sanmina Corporation, and Celestica, Inc.  There are a limited number of LCD manufacturers located in the United States and numerous foreign manufacturers who export LCD products into our primary customer markets.  Our management team believes that the principal competitive factors in the markets we target are product quality, reliable delivery, flexibility, and M2M technical expertise.  We believe that we compete favorably in these areas and that our capability to integrate wireless M2M telemetry technology and rugged, ultra-bright displays with custom electronic assemblies differentiates us from our competitors.

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

In addition to manufacturing our own products, we have close working relationships with companies both in the United States and in some foreign countries to provide component assemblies and finished goods that are manufactured to our specifications. Although multiple suppliers are available for such items, if we were to lose one or more of the current suppliers, some delay and additional costs may be incurred while we identify and qualify alternative sources.

Patents, Trademarks and Licenses

We own or license multiple patents dealing with cellular communication techniques, cathodic protection measurement methods, radio frequency identification technology, data compression and transmission, and other data communication concepts.  Some of these patents deal specifically with our target markets and have influence on our competitive status.  We intend to use these intellectual property assets to both protect our competitive position and to license certain technology.  The average remaining life of these patents is approximately 8 years.

Research and Development

We are actively developing new proprietary machine to machine (M2M) communication technology products and solutions.  These numerous concurrent projects vary in duration and generally involve electronic hardware, mechanical, and system software design.  Total research and development expenses for our proprietary products and technology solutions were approximately $1,840,000 and $1,716,000 for the fiscal years 2014 and 2013, respectively.  We believe that our internal engineering resources combined with qualified third-party engineering consultants will be able to satisfy the current needs of our customer bases.

The OEM business segment designs and manufactures custom electronics and integrated displays for OEM customers on a contract basis and thus does not engage in any independent, self-funded research and development programs.

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

Dependence on One or a Few Major Customers

Total Company sales to the five largest customers were 53% of total sales in fiscal 2014 with sales to our three largest customers accounting for 21%, 13%, and 10% of total sales.  As of April 30, 2014, amounts due from each of our three largest customers totaled approximately $285,000, $110,000, and $671,000, respectively.  Sales to the five largest customers in fiscal 2013 totaled 53% of total sales which included sales to our two largest customers that amounted to 30% and 13% of total sales.  As of April 30, 2013, amounts due from our two largest customers totaled approximately $654,000 for our largest customer and approximately $57,000 for our second largest customer.  The loss of one or more of these major customers could have a material adverse effect on the Company’s business.  In order to minimize the impact the loss of any one customer might have on the business, we seek to expand and diversify our customer base.  We are focusing our increased sales efforts on new and existing proprietary products and technology and are attempting to increase our market penetration across all geographic areas in the United States, Canada and selected international markets.  These international markets include the Middle East, South America, Europe, and parts of southern Africa. The increase in the number of customers with a significant percentage of our total sales is primarily the result of these efforts and the introduction of a new product into a new industrial market.  Overall, the decrease in the total sales percentage of our largest customer is the result of continued efforts at product and market diversification.  The new proprietary products and services include innovative M2M communication technology solutions for critical industrial applications.  We continue to increase and develop our internal sales force in an effort to effectively develop opportunities for new products, services and technology in new markets.

Total Number of Employees

At April 30, 2014, we had a total of 135 full time employees and 1 part-time employee.  None of the employees are represented by a labor organization or subject to a collective bargaining agreement.  Our management team believes that our relationship with our employees is good.

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

We are dependent on a small number of OEM customers in our OEM business segment.  Our proprietary product line segment utilizes business partners worldwide to create integrated solutions with our hardware and our business partners’ software products.  The Radix product line relies on these business partner relationships more heavily than some of the other proprietary product lines which utilize our internal sales team and complement our sales and marketing efforts with external business partners.  Accordingly, we are dependent on the continued growth, viability and financial stability of our largest OEM customers for our OEM business segment and our business partners for our proprietary products business segment.  We generally do not obtain firm, long-term purchase commitments from our customers or business partners, and have often experienced reduced lead times in customer orders.  Customers and business partners may cancel their orders, change production quantities, and delay production for a number of reasons.  Our business partners may experience delays in their software development which may delay delivery of Radix products.  Uncertain economic conditions have resulted, and may continue to result, in some of our customers and business partners delaying the delivery of some of the products manufactured for them and placing purchase orders for lower volumes of products than previously anticipated.  Cancellations, reductions, or delays by a significant customer, business partner, or by a group of customers and business partners have harmed, and may continue to harm, our results of operations by reducing the volumes of products manufactured, as well as by causing a delay in the recovery of our expenditures for inventory in preparation for customer and business partner orders and lower asset utilization resulting in lower gross margins.

Current capital and credit market conditions may adversely affect our access to capital, cost of capital, and business operations.

The general worldwide economic and capital market conditions continue to adversely affect access to capital as well as an increased cost of such capital.  If the current economic conditions in the United States and other international markets continue or become worse, our cost of debt and/or equity capital and the access to capital markets could be adversely affected.  Pursuant to our line of credit agreement with a regional financial institution, we have access to up to $6,000,000.  Based on our calculated borrowing base of allowable accounts receivable and inventory as of April 30, 2014, there is $5,542,000 of available funds for us to utilize on the line of credit.  This line of credit expires in October 2015 and we plan to continue to obtain additional one year extensions on the line of credit each year.  We have discussed these proposed one year extensions on the line of credit with our lender on identical terms, but there can be no assurance that they will grant the extensions, and if they do, there can be no assurance that the terms of such extensions will not be on terms that are more burdensome and/or costly to us.  To the extent that our lender fails to grant an extension of the line of credit or if the terms of any extension are more burdensome or costly, our operating results and financial condition could be materially adversely affected.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  DESCRIPTION OF PROPERTIES

Our current facility is located at 846 N. Mart-Way Court in Olathe, Kansas.  The size of the facility is approximately 60,000 sq. ft.  We currently use approximately 50,000 sq. ft. for manufacturing operations, including our stockroom, LCD cleanroom and production, and production support.  The remaining approximately 10,000 sq. ft. is used for administration, engineering and marketing.  We believe that the current facility adequately supports our short-term needs, however, we have initiated efforts to explore an expansion of our current facility and other alternatives for housing our future operations.

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

Common Stock Price Range and Dividend Information

The prices in the table below represent the high and low sales prices for our common stock as reported by the NASDAQ Stock Market for the two preceding fiscal years.  No cash dividends were declared during the last two fiscal years.  As of June 28, 2014, we had approximately 150 stockholders of record, of which one stockholder represents those shares held in street name.

Fiscal Year 2014	High	Low
First Quarter	$7.40	$5.56
Second Quarter	10.50	5.85
Third Quarter	15.20	7.91
Fourth Quarter	15.15	11.80
For the Year	$15.20	$5.56

Fiscal Year 2013	High	Low
First Quarter	$5.00	$3.75
Second Quarter	3.98	3.00
Third Quarter	4.82	3.00
Fourth Quarter	5.88	4.01
For the Year	$5.88	$3.00

Sales of Unregistered Securities

We did not have any unregistered sales of equity securities in fiscal 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended April 30, 2014, the Company did not repurchase any of its shares.

Equity Compensation Plans

The following table sets forth, as of April 30, 2014, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (1)	225,967	$4.67	216,651
Equity compensation plans not approved by security holders	--	--	--

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Elecsys Corporation provides innovative machine to machine (M2M) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, water management, transportation, and safety systems.  Our products and services encompass remote monitoring, industrial data communication, mobile data acquisition, and wireless communication technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary M2M technology and products for multiple markets under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom solutions for multiple original equipment manufacturers (OEMs) in a variety of industries.

On December 17, 2012, we announced a share repurchase program by which we planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the fiscal year ended April 30, 2014, we had repurchased 98,767 shares at a cost of approximately $703,000 (average cost of $7.12 per share).

On October 16, 2013, we amended the expiration date of our operating line of credit to October 30, 2015.   The $6,000,000 line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $5,542,000 as of April 30, 2014. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2014) plus/minus 0.5%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on April 30, 2014 which was the lowest rate allowed under the terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  There were no outstanding borrowings on the line of credit as of April 30, 2014.

Results of Operations

The following table sets forth for the periods presented, certain statement of operations data (in thousands, except per share data):

	Years Ended
	April 30, 2014		April 30, 2013
Sales	$30,484	100.0%	$25,365	100.0%
Cost of products sold	18,626	61.1%	15,991	63.0%
Gross margin	11,858	38.9%	9,374	37.0%
Selling, general and administrative expenses	7,831	25.7%	6,613	26.1%
Operating income	4,027	13.2%	2,761	10.9%
Interest expense	(56)	(0.2%)	(65)	(0.3%)
Other expense, net	(4)	(0.0%)	(3)	(0.0%)
Net income before taxes	3,967	13.0%	2,693	10.6%
Income tax expense	1,500	4.9%	1,010	4.0%
Net income	$2,467	8.1%	$1,683	6.6%
Net income per share - basic	$0.64		$0.43
Net income per share - diluted	$0.62		$0.43

Revenues for the year ended April 30, 2014 were $30,484,000, an increase of $5,119,000, or 20.2%, from $25,365,000 for the comparable period of fiscal 2013.

	Year Ended
	(In thousands)
	April 30, 2014		April 30, 2013
OEM revenues	$14,924	49.0%	$14,741	58.1%
Proprietary product revenues	15,560	51.0%	10,624	41.9%
Total Sales	$30,484	100.0%	$25,365	100.0%

Proprietary products.  Revenues from sales of our proprietary products and services were $15,560,000 for the year ended April 30, 2014, which was a $4,936,000, or 46.5%, increase from revenues of $10,624,000 in the prior year.

Sales of our wireless remote monitoring solutions were $11,847,000 for the year ended April 30, 2014, which was an increase of $5,771,000, or 95.0%, from $6,076,000 during the year ended April 30, 2013.  The increase in revenues for the fiscal year was the result of a number of factors including the shipment of the $1.25 million order for the Al Rushaid Group in Saudi Arabia, an overall increase in customer orders received and shipments of our established M2M remote monitoring products, and the successful development and introduction of additional remote monitoring products for the railroad industry.  Data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Overall, recurring data management services revenue totaled $1,191,000, an increase of $190,000, or 19.0%, from data management services revenue of $1,001,000 reported in the prior fiscal year.  We foresee that revenues from our wireless remote monitoring solutions will grow over the next few quarters as a result of continued new product introductions and our expansion into new industrial markets with both new and existing products.  Our continued investments in both sales and marketing as well as new product development is expected to produce additional revenues over the next few fiscal quarters as compared to the comparable periods of the prior year.

Sales of our industrial data communication solutions were $1,019,000 for the year ended April 30, 2014, which was an $187,000, or 22.5%, increase over the total sales of $832,000 for the year ended April 30, 2013.  The increase in revenues for the fiscal year was a consequence of targeting new customers and new applications for the Director series products as well as the development of new business relationships that have expanded our sales and marketing efforts.  We invested in new products to continue this expansion path and to penetrate new markets with innovative applications of our industrial data communication products in future periods.  As a result of these ongoing efforts, we expect revenues from our industrial communication product line to expand over the next few quarters.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues were $2,257,000 for the year ended April 30, 2014. Total sales decreased $1,095,000, or 32.7%, as compared to the prior year reported revenues of $3,352,000.  Revenues decreased relative to last fiscal year when a large shipment and deployment of Radix FW960 handheld computers and peripherals was completed. Recurring maintenance contract revenues posted a slight decrease for the year ended April 30, 2014 of approximately $24,000, or 3.0%, as a result of reduced maintenance activity due to increased reliability of our newer products.  We believe that sales of Radix products and services over the next few quarters will be consistent with revenues reported over the past fiscal year.

OEM solutions.  Revenues for the OEM business segment were $14,924,000, an increase of $183,000, or 1.2%, from $14,741,000 in the prior year.  The stability of OEM revenues was the result of continued orders from existing customers,  modest growth in their businesses,  as well as the addition of new OEM customers.  We plan to continue our investment in OEM sales and marketing to pursue potential customers who will benefit from and use our M2M technology and solutions.  This continued investment should generate moderate growth in OEM revenues and margins over the longer term.

On April 30, 2014, total backlog scheduled for delivery over the subsequent twelve months was $8,752,000, an increase of $259,000, or 3.1%, from a total twelve-month backlog of $8,493,000 on April 30, 2013 and a decrease of $1,885,000, or 17.7%, from a total twelve-month backlog of $10,637,000 on January 31, 2014.  Orders received from OEMs typically specify multiple production deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary M2M products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our total backlog relative to our revenues will fluctuate as our mix of proprietary products and OEM sales varies.

The following table presents the backlog by business segment for the periods ended April 30, 2014, January 31, 2014, and April 30, 2013 (in thousands).

	April 30, 2014	January 31, 2014	April 30, 2013
OEM	$8,445	$9,145	$7,963
Proprietary products	307	1,492	530
Total backlog	$8,752	$10,637	$8,493

Gross margin for the year ended April 30, 2014 was 38.9% of sales, or $11,858,000, compared to 37.0% of sales, or $9,374,000, for the year ended April 30, 2013.  The increase of both gross margin percentage and gross margin dollars was the direct result of higher overall sales volumes and a favorable product mix of proprietary product revenues during the period.

	Year Ended
	(In thousands)
	April 30, 2014		April 30, 2013
Gross margin – OEM	$3,944	26.4%	$4,057	27.5%
Gross margin – Proprietary products	7,914	50.9%	5,317	50.1%
Total gross margin	$11,858	38.9%	$9,374	37.0%

Gross margin for the proprietary products business segment was 50.9% of sales, or $7,914,000, for the year ended April 30, 2014 as compared to 50.1% of sales, or $5,317,000, for the year ended April 30, 2013.  The increase in gross margin dollars and percentage for the proprietary products was mainly due to the increase in sales of established proprietary M2M products, the fulfillment of the Saudi Arabia order, and revenues from new products during the period.

The gross margin for the OEM business segment was $3,944,000, or 26.4% of sales, compared to $4,057,000, or 27.5% of sales, for the prior year.  The slight decrease of OEM gross margin dollars and percentage resulted from increased sales to our higher volume OEM customers that have lower gross margins, but contribute higher operating profit.

We expect that consolidated gross margins over the next few quarters will likely remain in the range of 36% to 41%.  This expectation is based on our forecasted sales volume and the mix of proprietary and OEM products and services which impacts our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled $7,831,000 for the year ended April 30, 2014.  This was an increase of $1,218,000, or 18.4%, from the total SG&A expenses of $6,613,000 for the year ended April 30, 2013.  Both selling and marketing expenses, up by $592,000, and general and administrative expenses, an increase of $502,000, were the primary drivers of the increase in total SG&A for the current fiscal year. SG&A expenses were 25.7% and 26.1% of sales for the years ended April 30, 2014 and 2013, respectively.

	Year Ended
	(In thousands)
	April 30, 2014		April 30, 2013
Research and development expenses	$1,840	6.0%	$1,716	6.8%
Selling and marketing expenses	2,784	9.1%	2,192	8.6%
General and administrative expenses	3,207	10.5%	2,705	10.7%
Total selling, general and administrative expenses	$7,831	25.7%	$6,613	26.1%

Research and development expenses reported an increase of $124,000, to $1,840,000, during the current fiscal year as compared to the prior year. This increase was chiefly driven by higher engineering personnel expenses of approximately $180,000 from increased investment in new product and software design personnel slightly offset by a decrease of $78,000 in other product support costs due to the efficiency and reliability of existing products.

Selling and marketing expenses were $2,784,000 for the year ended April 30, 2014 and $2,192,000 for the year ended April 30, 2013.  The increase of $592,000 was the product of an increase of approximately $500,000 in internal and external sales commissions from increased revenues and an increase of $104,000 due to additional sales and marketing personnel.  These increases were offset by the sales office we established in the United Arab Emirates to lead our ongoing sales and marketing efforts in the Middle East helped to contribute to an overall reduction in travel expenses of approximately $68,000 from the previous period.

General and administrative expenses increased by $502,000 from the prior year.  The increase was due to growth of personnel related expenses, including equity-based compensation, of approximately $310,000, increases in professional fees for risk management, legal, accounting, information technology, and consulting services of approximately $72,000, and the absence of a gain on sale of assets which was recognized in the previous fiscal year of $100,000.

Total SG&A expenses over the next few quarters are likely to increase over the previous periods as a result of our continued investments in business development and sales personnel, new product development, systems and capabilities.  As a percentage of total revenues, we expect our SG&A expenses to decline relative to prior periods.

Operating income for the year ended April 30, 2014 was $4,027,000, an increase of $1,266,000, an increase of 45.9%, from operating income of $2,761,000 reported for the year ended April 30, 2013.

Financial expense, including interest, was $60,000 and $68,000 for the years ended April 30, 2014 and 2013, respectively.  The decrease of $8,000 resulted from lower total outstanding borrowings compared to the previous fiscal year period.  During the year ended April 30, 2014, there were no net borrowings on the operating line of credit and the Company made total debt payments of $185,000.  As of April 30, 2014, there was also $2,619,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds), secured by real estate, compared to $2,804,000 at April 30, 2013.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary, but will also seek to minimize our interest expense when possible.

Income tax expense for the year ended April 30, 2014 was $1,500,000.  For the year ended April 30, 2013, income tax expense was $1,010,000.  The increase in income tax expense of $490,000 was the result of higher income during the current year.  The effective income tax rate was 37.8% and 37.5% for the years ended April 30, 2014 and 2013, respectively.  The minor change in the effective tax rate was due to the recognition of certain income tax adjustments and the increased benefit derived from the domestic manufacturing deduction.

As a combined result of the above factors, our net income was $2,467,000, or $0.62 per diluted share, for the year ended April 30, 2014 as compared to net income of $1,683,000, or $0.43 per diluted share, reported for the year ended April 30, 2013, an increase of $784,000, or 46.6%.

Impact of Inflation and Changing Prices

Inflation and the effect of changing prices over the past two fiscal years have had minimal impact on our financial position and our results of operations.

Liquidity and Capital Resources

Comparison of cash flows results for the years ended April 30, 2014 and 2013 are summarized as follows:

	Year ended
	(In thousands)
	April 30, 2014	April 30, 2013
Net cash provided by operating activities	$1,188	$2,731
Net cash (used in) investing activities	(442)	(343)
Net cash (used in) financing activities	(812)	(1,060)
Net increase (decrease) in cash	(66)	1,328
Cash at beginning of year	1,464	136
Cash at end of year	$1,398	$1,464

Cash and cash equivalents decreased $66,000 to $1,398,000 as of April 30, 2014 compared to $1,464,000 at April 30, 2013.  This slight decrease was primarily the result of the cash used in investing and financing activities for purchases of equipment, reduction in debt, and the purchase of common stock through our stock repurchase program that overall was larger than the cash generated from operating activities.

Operating Activities.  Cash provided by operating activities was $1,188,000 during the year ended April 30, 2014, which resulted primarily from $2,467,000 of net income for the period and $1,279,000 of non-cash earnings adjustment items such as depreciation, amortization, stock compensation expense, and increases in accounts receivable and inventory.  Our consolidated working capital increased $2,118,000 from $8,112,000 at the end of the 2013 fiscal year to $10,230,000 at the end of the 2014 fiscal year.  The increase in working capital was primarily due to the increase in current assets, including accounts receivable and inventory which were only slightly offset by an increase in accrued expenses.  Operating cash receipts during the fiscal year totaled $29,240,000 while cash disbursements for operations, which includes purchases of inventory and operating expenses, were $28,052,000. We will utilize our line of credit, if necessary, in order to pay suppliers and meet operating cash requirements.

Investing Activities.  Cash used in investing activities totaled $442,000 during the year ended April 30, 2014 due to purchases of equipment.  During the year ended April 30, 2013, cash used in investing activities totaled $343,000 which also resulted from purchases of equipment in addition to proceeds received from the sale of assets.  Anticipated future purchases of equipment and cash used in investing activities is expected to increase slightly from the amounts expended in fiscal 2014 to enhance productivity, upgrade equipment, and increase capacity.

Financing Activities.  As of April 30, 2014, we had a $6,000,000 operating line of credit that provided us and our wholly-owned subsidiary with short-term financing for our working capital requirements. The line of credit was amended on October 16, 2013 to extend the expiration date to October 30, 2015 and as of April 30, 2014 there were no borrowings outstanding on the operating line of credit.  The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and the total amount of borrowing base for the line of credit as of April 30, 2014 was approximately $5,542,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of April 30, 2014 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of April 30, 2014 we were in compliance will all covenants.  During the year ended April 30, 2014 there were no additional net borrowings on the operating line of credit.  Total payments of long-term debt totaled $185,000.  The 5-year adjustable interest rate on our Industrial Revenue Bonds is 1.89% and will reset on September 1, 2016.  Cash used in purchases of common stock during the period for the stock repurchase program totaled $703,000 while there were proceeds of $76,000 from the exercise of stock options.  For the prior year ended April 30, 2013, financing activities included $750,000 of cash used in payments on the line of credit, $181,000 in payments on long-term debt, $282,000 in cash used for purchases of common stock, and $153,000 of proceeds from the exercise of stock options.

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

Contractual Obligations

We have a $6,000,000 line of credit that expires on October 30, 2015.  The line of credit provides us with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  Our borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory which totaled $5,542,000 as of April 30, 2014.  The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio and was 2.75% on April 30, 2014.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of April 30, 2014 we were in compliance with all covenants.  Our long-term financing also includes Industrial Revenue Bonds that are secured by our production and headquarters facility and the bonds are paid in monthly principal and interest payments.  The bonds’ 5-year adjustable interest rate is based on 5-year United States Treasury Notes, plus 0.45% (1.89% as of April 30, 2014).  This rate was reset on September 1, 2011 in accordance with the terms of the bonds and will be in force until September 1, 2016, at which time the rate will reset again.

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

Revenue Recognition.  We derive revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and our proprietary products including our remote monitoring equipment, industrial data communication equipment, and our mobile computing products.  We also derive revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer after they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month the services or maintenance periods are completed.  For customers that utilize our engineering design services, we bill the customer and recognize revenue after the design services or tooling have been completed.  We require our customers to provide a binding purchase order to verify the manufacturing services to be provided and to ensure payment.  Typically, we do not have any post-shipment obligations, including customer acceptance requirements.  We do provide training and installation services to our customers and those services are billed and the revenue recognized at the end of the month the services are completed, which is typically in the same period that the equipment is delivered.  Revenue recognized is net of sales taxes, tariffs, or duties remitted to any governmental authority.

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

Warranty Reserve.  We have established a warranty reserve for rework, product warranties and customer refunds.  We provide a limited warranty for a period of one year from the date of a customer’s receipt of our products, or one year from installation for some of our products.  Some of our customers may also elect to purchase an extended warranty.  Our standard warranties require us to repair or replace defective products at no cost to the customer or refund the customer’s purchase price.  The warranty reserve is based on historical experience and analysis of specific known and potential warranty issues.  The product warranty liability reflects management’s best estimate of probable liability under our product warranties.

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

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for us for the four fiscal quarters of the years ended April 30, 2014 and 2013.  This unaudited information has been prepared on the same basis as the annual financial statements contained elsewhere herein, and in the opinion of management, reflects all adjustments for a fair presentation thereof.  The following table is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein.

	Three Months Ended
	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014
	(In thousands, except per share data)
Sales	$6,774	$7,330	$7,683	$8,697
Gross margin	2,208	3,029	2,922	3,699
Operating income	453	1,116	891	1,567
Income before taxes	438	1,099	876	1,554
Net income	$264	$653	$569	$981
Net income per share – basic	$0.07	$0.17	$0.15	$0.26
Net income per share – diluted	$0.07	$0.17	$0.14	$0.25
Net cash (used in) provided by operating activities	$252	$(423)	$163	$1,196

	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
	(In thousands, except per share data)
Sales	$4,257	$6,138	$7,458	$7,512
Gross margin	1,389	2,410	2,803	2,772
Operating (loss) income	(228)	700	1,146	1,143
(Loss) income before taxes	(249)	683	1,129	1,130
Net (loss) income	$(161)	$413	$716	$715
Net (loss) income per share – basic	$(0.04)	$0.11	$0.18	$0.18
Net (loss) income per share – diluted	$(0.04)	$0.11	$0.18	$0.18
Net cash (used in) provided by operating activities	$781	$531	$(243)	$1,662

New Accounting Pronouncements

 In April 2014, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance on reporting discontinued operations.  The revised guidance specifies that a disposal of a component of an entity or a group of components of an entity is required to be reported in a discontinued operation if the disposal represents a strategic shift that has, or will have a major effect on an entity's operations and financial results.  The guidance also changes the requirements for reporting discontinued operations which requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The guidance is effective for us beginning in the first quarter of fiscal 2016.  We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on May 1, 2017.  Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements

Forward-Looking Statements

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Elecsys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Elecsys Corporation and Subsidiary (the Company) as of April 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elecsys Corporation and Subsidiary as of April 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Kansas City, Missouri
July 14, 2014

Elecsys Corporation and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)

	April 30, 2014	April 30, 2013
ASSETS
Current assets:
Cash	$1,398	$1,464
Accounts receivable, less allowances of $78 and $35, respectively	3,782	2,538
Inventories, net	7,544	6,238
Prepaid expenses	171	61
Income tax refund claims receivable	50	106
Deferred taxes	644	689
Total current assets	13,589	11,096

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	4,050	3,696
	9,182	8,828
Accumulated depreciation	(3,735)	(3,429)
	5,447	5,399

Goodwill	1,942	1,942
Intangible assets, net	1,483	1,685
Other assets, net	43	47
Total assets	$22,504	$20,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,044	$1,390
Accrued expenses	2,114	1,408
Income taxes payable	11	1
Current maturities of long-term debt	189	185
Total current liabilities	3,358	2,984

Deferred taxes	755	637
Long-term debt, less current maturities	2,430	2,619

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,820,041 at April 30, 2014 and 3,897,832 at April 30, 2013	40	40
Additional paid-in capital	11,697	11,429
Treasury shares, at cost, 98,767 shares at April 30, 2014 and 59,414 shares at April 30, 2013	(985)	(282)
Retained earnings	5,209	2,742
Total stockholders' equity	15,961	13,929
Total liabilities and stockholders' equity	$22,504	$20,169

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended April 30,
	2014	2013
Sales	$30,484	$25,365
Cost of products sold	18,626	15,991
Gross margin	11,858	9,374

Selling, general and administrative expenses:
Research and development expense	1,840	1,716
Selling and marketing expense	2,784	2,192
General and administrative expense	3,207	2,705
Total selling, general and administrative expenses	7,831	6,613

Operating income	4,027	2,761

Financial income (expense):
Interest expense	(56)	(65)
Other expense, net	(4)	(3)
	(60)	(68)

Net income before income tax expense	3,967	2,693

Income tax expense	1,500	1,010

Net income	$2,467	$1,683

Net income per share information:
Basic	$0.64	$0.43
Diluted	$0.62	$0.43

Weighted average common shares outstanding:
Basic	3,847	3,895
Diluted	3,957	3,906

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2012	3,884	$39	$11,166	$-	$1,059	$12,264
Net income	-	-	-	-	1,683	1,683
Exercise of stock options	70	1	152	-	-	153
Issuance of restricted stock	3	-	-	-	-	-
Stock repurchases	(59)	-	-	(282)	-	(282)
Share-based compensation expense	-	-	111	-	-	111
Balance at April 30, 2013	3,898	40	11,429	$(282)	2,742	13,929
Net income	-	-	-	-	2,467	2,467
Exercise of stock options	17	-	76	-	-	76
Issuance of restricted stock	4	-	-	-	-	-
Stock repurchases	(99)	-	-	(703)	-	(703)
Share-based compensation expense	-	-	192	-	-	192
Balance at April 30, 2014	3,820	$40	$11,697	$(985)	$5,209	$15,961

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Years ended April 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$2,467	$1,683
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	192	111
Depreciation	393	347
Amortization	206	206
Provision for doubtful accounts	45	29
(Gain) loss on disposal of assets	1	(109)
Deferred taxes	163	215
Changes in operating assets and liabilities:
Accounts receivable	(1,289)	64
Inventories	(1,306)	(298)
Income tax refund claims receivable	56	(93)
Accounts payable	(346)	565
Accrued expenses	706	15
Income taxes payable	10	(4)
Other, net	(110)	-
Net cash provided by operating activities	1,188	2,731

Cash Flows from Investing Activities:
Purchases of property and equipment	(442)	(452)
Proceeds from assets sold	-	109
Net cash (used in) investing activities	(442)	(343)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	76	153
Principal payments on long-term debt	(185)	(181)
Stock repurchases	(703)	(282)
Principal payments on notes payable to bank	-	(750)
Net cash (used in) financing activities	(812)	(1,060)
Net increase (decrease) in cash	(66)	1,328
Cash at beginning of year	1,464	136
Cash at end of year	$1,398	$1,464

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$56	$68
Cash paid during the period for income taxes	1,271	891

See Notes to Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Consolidated Financial Statements

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Elecsys Corporation (“the Company”) provides innovative machine to machine (“M2M”) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. The Company’s primary markets include energy production and distribution, agriculture, water management, transportation, and safety systems.  The Company’s products and services encompass remote monitoring, industrial data communication, mobile data acquisition, and wireless communication technologies that are deployed wherever high quality and reliability are essential. The Company develops, manufactures, and supports proprietary M2M technology and products for multiple markets and applications under several premium brand names.  In addition to its proprietary products, the Company designs and manufactures rugged and reliable custom solutions for original equipment manufacturers (“OEMs”) in a variety of industries.

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

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance on reporting discontinued operations.  The revised guidance specifies that a disposal of a component of an entity or a group of components of an entity is required to be reported in a discontinued operation if the disposal represents a strategic shift that has, or will have a major effect on an entity's operations and financial results.  The guidance also changes the requirements for reporting discontinued operations which requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The guidance is effective for us beginning in the first quarter of fiscal 2016.  We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers."  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on May 1, 2017.  Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

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

Total Company sales to the five largest customers were 53% of total sales in fiscal 2014 with sales to our three largest customers accounting for 21%, 13%, and 10% of total sales.  As of April 30, 2014, amounts due from each of our three largest customers totaled approximately $285,000, $110,000, and $671,000, respectively.  Sales to the five largest customers in fiscal 2013 totaled 53% of total sales which included sales to our two largest customers that amounted to 30% and 13% of total sales.  As of April 30, 2013, amounts due from our two largest customers totaled approximately $654,000 for our largest customer and approximately $57,000 for our second largest customer.  The loss of one or more of these major customers would have a material adverse effect on the Company’s business.

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

Shipping and Handling Costs
Shipping and handling costs that are billed to the Company’s customers are recognized as sales in the period that the product is shipped.  Shipping and handling costs that are incurred by the Company are recognized as cost of products sold in the period that the product is shipped.

Revenue Recognition
The Company derives revenue from the manufacture of production units of electronic assemblies, liquid crystal displays, and its proprietary products including its remote monitoring equipment, industrial data communications equipment, and its mobile computing products.  The Company also derives revenue from repairs and non-warranty services, engineering design services, remote monitoring services and maintenance contracts.  Production and repaired units are billed to the customer when they are shipped.  Remote monitoring services and maintenance contracts are billed and the revenue recognized at the end of the month the services are provided or maintenance periods are completed.  Customers that utilize the Company’s engineering design services, the customer is billed and revenue is recognized when the design services or tooling have been completed.  The Company requires its customers to provide a binding purchase order to verify the manufacturing services to be provided.  Typically, the Company does not have any post-shipment obligations, including customer acceptance requirements.  The Company does provide training and installation services to its customers and those services are billed and the revenue recognized at the end of the month after the services are completed, which is typically in the same period that the equipment is delivered.  The Company also provides an extended warranty for additional purchase price to the customer.  The Company recognizes the revenue from the extended warranties over the specific period of the warranty.  Revenue recognized is net of any sales taxes, tariffs, or duties remitted to any governmental authority.

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

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists by comparing the carrying value of each reporting unit with its fair value, as determined by its estimated cash flows and market cap. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  Based on the first step noted above, as of January 31, 2014, goodwill was not impaired.

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

Income Taxes
The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is “more likely than not,” according to the criteria of ASC Topic 740, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  ASC Topic 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expense charged to operations amounted to approximately $48,000 and $28,000 for the years ended April 30, 2014 and 2013, respectively.

2.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				April 30, 2014		April 30, 2013
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(473)	$852	$(404)
Customer relationships	5	–	15	1,040	(512)	1,040	(449)
Trade name		15		530	(236)	530	(200)
Technologies	13	–	15	475	(193)	475	(159)
				$2,897	$(1,414)	$2,897	$(1,212)

Amortization expense of intangible assets for the years ended April 30, 2014 and 2013 was approximately $202,000 for both fiscal years. Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2015	$187
2016	166
2017	166
2018	166
2019	166

The carrying amount of the Company’s goodwill at April 30, 2014 and 2013 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the years ended April 30, 2014 and 2013.

The Company has evaluated the performance related contingent consideration provisions of the asset purchase agreement for its MBBS, S.A. (“MBBS”) acquisition in fiscal year 2010.  As of April 30, 2014, the Company determined that based on the terms of the agreement and financial results, no contingent consideration was due in the MBBS transaction.  The contingent consideration provision of the agreement expired at the conclusion of the 2014 fiscal year.

3.           INVENTORIES

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories are summarized by major classification as follows (in thousands):

	April 30, 2014	April 30, 2013
Raw material	$4,057	$3,077
Work-in-process	801	1,409
Finished goods	3,301	2,434
	8,159	6,920
Reserves	(615)	(682)
	$7,544	$6,238

The Company has entered into supplier arrangements with some of its larger customers that allows for the Company to produce finished goods for those customers based on their forecasted requirements.  As of April 30, 2014 and 2013, finished goods inventory of approximately $852,000 and $467,000, respectively, was directly related to those customer agreements.

4.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of April 30, 2014, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 16, 2013 to extend the expiration date of the line of credit to October 30, 2015.    The total amount of borrowing base for the line of credit as of April 30, 2014 was approximately $5,542,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at April 30, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on April 30, 2014.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  When an amount is outstanding, the borrowings on the line of credit are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	April 30, 2014	April 30, 2013
Industrial revenue bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of April 30, 2014), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate.	$2,619	$2,804

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at April 30, 2014) plus/minus 0.5% performance based interest, due in full on October 30, 2015, secured by accounts receivable and inventory. The interest rate as of April 30, 2014 was 2.75%.	-	-
	2,619	2,804
Less current maturities	189	185
Total long-term debt	$2,430	$2,619

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five years ending April 30 is as follows (in thousands):

Year	Amount
2015	$189
2016	192
2017	196
2018	200
2019	204
Thereafter	1,638
$2,619

5.           SEGMENT REPORTING

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

	Year Ended April 30, 2014
	EMS	Proprietary	Total

Total sales	$14,923	$15,561	$30,484

Segment gross margin	$3,944	$7,914	$11,858

Goodwill	$-	$1,942	$1,942

	Year Ended April 30, 2013
	EMS	Proprietary	Total

Total sales	$14,741	$10,624	$25,365

Segment gross margin	$4,057	$5,317	$9,374

Goodwill	$-	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Years Ended April 30,
	2014	2013
Products and services:
OEM solutions	$14,677	$14,468
Remote monitoring solutions	11,847	6,076
Industrial data communications	1,019	832
Mobile data acquisition	2,257	3,352
Other services:
OEM related services	247	273
Proprietary product related services	437	364
Total sales	$30,484	$25,365

The Company had total export sales of approximately $2,555,000 and $1,401,000 for the years ended April 30, 2014 and 2013, respectively.  The top three export markets for the Company’s products and services for the year ended April 30, 2014 were Saudi Arabia, South Africa, and Canada.  The top three export markets for the year ended April 30, 2013 were South Africa, Canada and Thailand.

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Years Ended April 30,
	2014	2013
Warranty reserve balance at beginning of period	$90	$163
Expense accrued, including adjustments	137	8
Warranty costs incurred	(102)	(81)
Warranty reserve balance at end of period	$125	$90

7.	OPERATING LEASES

The Company has an office equipment lease which will expire in March 2016.  Rent expense under all operating leases was approximately $13,000 and $16,000 for the years ended April 30, 2014 and 2013, respectively.  The Company’s future obligations for minimum lease payments are approximately $1,000 in each of the years ended April 30, 2015 and 2016.

8.           NET INCOME PER SHARE

The following table presents the components of the calculation of basic and diluted income per share (in thousands):

	Years Ended April 30,
	2014	2013
Numerator:
Net income	$2,467	$1,683

Denominator:
Weighted average common shares outstanding – basic	3,847	3,895
Effect of dilutive options outstanding	110	11
Weighted average common shares outstanding – diluted	3,957	3,906

Options to purchase 10,000 and 181,500 shares of common stock as of the years ended April 30, 2014 and 2013, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

9.	STOCK OPTIONS

At April 30, 2014, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors.  Incentive stock options were not granted at prices that are less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of April 30, 2014, there were options remaining outstanding to acquire 91,000 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of April 30, 2014, there were options outstanding to acquire 164,967 shares of common stock and 11,146 shares of common stock awards granted under the 2010 Plan and still subject to restriction.

 The Company accounts for its stock-based compensation plans in accordance with ASC Topic 718, Compensation-Stock Compensation.  ASC Topic 718 requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair value.  It further requires companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the indicted periods.

	Year Ended April 30,
	2014			2013
Risk-free interest rate		2.97%			2.97%
Expected life, in years		6			6
Expected volatility	82.59	–	83.23%	65.52	–	80.48%
Dividend yield		0.0%			0.0%
Forfeiture rate		11.40%		9.20	–	9.70%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the year ended April 30, 2014 there were stock option exercises which triggered approximately $50,000 of tax benefits.  For the year ended April 30, 2013, there were no exercises of stock options which triggered tax benefits.

At April 30, 2014, there was approximately $287,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.7 years.

The following tables represent equity award activity for the years ended April 30, 2014 and 2013:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (Years)
Outstanding options at April 30, 2012	234,250	$3.78
Granted	49,000	3.74
Exercised	(70,834)	2.16
Forfeited	(6,916)	-
Outstanding options at April 30, 2013	205,500	4.28
Granted	70,000	6.71
Exercised	(16,866)	4.51
Forfeited	(2,667)	-
Outstanding options at April 30, 2014	255,967	$4.93	6.48

Outstanding exercisable at April 30, 2014	138,300	$4.29	4.63

	Number of Shares	Weighted-Average Price
Outstanding restricted stock awards at April 31, 2012	7,200	$4.64
Granted	6,207	4.35
Exercised/Vested	(2,400)	5.01
Forfeited	-	-
Outstanding restricted stock awards at April 30, 2013	11,007	4.64
Granted	4,608	5.86
Exercised/Vested	(4,469)	4.70
Forfeited	-	-
Outstanding restricted stock awards at April 30, 2014	11,146	$5.12

Outstanding vested at April 30, 2014	-	$-

Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 27,000 and 189,651, respectively, at April 30, 2014.  At April 30, 2014 the aggregate intrinsic value of options outstanding was approximately $2,320,000, and the aggregate intrinsic value of options exercisable was approximately $1,286,000.  The Company recognized share-based compensation expense of $192,000 and $111,000 for the years ended April 30, 2014 and 2013, respectively.

During the year ended April 30, 2014, the Company granted 70,000 options that had a weighted average grant date fair value of $4.80 per share.  The Company also granted 4,608 restricted stock awards whose average grant date fair value was $5.86 per restricted share.  During the year ended April 30, 2013, the Company granted 49,000 options that had a weighted average grant date fair value of $2.67 per share.  The Company also granted 6,207 restricted stock awards during the 2013 fiscal year whose average grant date fair value was $4.35 per restricted share.

The following table summarizes information about options outstanding at April 30, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at April 30, 2014	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at April 30, 2014	Weighted-Average Exercise Price
$3.01	-	$4.00	102,250	4.31	$3.53	86,250	$3.62
$4.01	-	$5.00	20,967	8.06	$4.35	5,967	$4.35
$5.01	-	$6.00	115,000	7.98	$5.54	38,333	$5.21
$7.01	-	$8.00	7,750	4.36	$7.05	7,750	$7.05
$10.01	-	$11.83	10,000	9.62	$11.83	-	-
Total			255,967	6.48	$4.93	138,300	$4.29

10.           INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at April 30, 2014 and 2013 are as follows (in thousands):

	Years Ended April 30,
	2014	2013
Deferred tax assets:
Current:
Accrued expenses	157	172
Inventories	457	502
Other	30	15
Total deferred tax assets	644	689

Deferred tax liabilities:
Property and equipment	(519)	(450)
Other	(236)	(187)
Total deferred tax liabilities	(755)	(637)

Net deferred tax (liability) asset	$(111)	$52

	Years Ended April 30,
	2014	2013
Current tax expense	$1,337	$795
Deferred tax expense	163	215
	$1,500	$1,010

The income tax expense differs from amounts computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended April 30,
	2014	2013
Expense at federal statutory rate	$1,349	$912
Permanent tax differences	(48)	(24)
State tax expense, net of federal tax	198	134
Other	1	(12)
	$1,500	$1,010

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

As of April 30, 2014 and 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

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

The Company files income tax returns in the U.S. federal and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With a few exceptions, we are no longer subject to Internal Revenue Service (IRS), state or local income tax examinations by tax authorities for the years before the fiscal year ended 2009.  As of April 30, 2014, the Company is not currently under examination by any taxing jurisdiction.

11.           EMPLOYEE BENEFIT PLAN

The Company has a defined contribution employee benefit plan that covers substantially all full-time employees who have attained age 21 and completed three months of service.  Qualified employees are entitled to make voluntary contributions to the plan of up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations.  The Company’s contribution matches the employee’s first 1% contribution plus an additional 50% of each employee's contribution up to the next 5% to a maximum of 6% of the employee's annual compensation.  Participants in the plan may direct the Company’s contribution into mutual funds and money market funds.  Additionally, the Company may make discretionary contributions to the plan.  For the years ended April 30, 2014 and 2013, Company contributions to the plan amounted to approximately $173,000 and $162,000, respectively.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment using those criteria, management concluded that, as of April 30, 2014, our internal control over financial reporting was effective.

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

(c)           Changes in internal controls.  There were no significant changes in our internal controls over financial reporting that occurred during our most recent quarter or in other factors that in management’s estimates have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during our most recent quarter ended April 30, 2014.

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required to be disclosed pursuant to this Item 10 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2014.

Item 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2014.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by Item 12 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2014.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by Item 13 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2014.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by Item 14 is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended April 30, 2014.

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

ELECSYS CORPORATION
Date: July 14, 2014		/s/ Karl B. Gemperli
	By:	Karl B. Gemperli President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Karl B. Gemperli Karl B. Gemperli President, Chief Executive Officer and Director Principal Executive Officer	Date: July 14, 2014

/s/ Todd A. Daniels Todd A. Daniels Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	Date: July 14, 2014

/s/ Robert D. Taylor Robert D. Taylor Chairman of the Board of Directors	Date: July 14, 2014

/s/ Stan Gegen Stan Gegen Director	Date: July 14, 2014

/s/ Dr. George B. Semb Dr. George B. Semb Director	Date: July 14, 2014

/s/ Laura L. Ozenberger Laura L. Ozenberger Director	Date: July 14, 2014

 EXHIBIT INDEX

NUMBER                                DESCRIPTION
3.1	Articles of Incorporation

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

(s)	Second Amendment to Secured Loan Agreement dated October 28, 2011 with UMB Bank, N.A.

(t)	Third Amendment to Secured Loan Agreement dated October 26, 2012 with UMB Bank, N.A.

(u)	Fourth Amendment to Secured Loan Agreement dated October 16, 2013 with UMB Bank, N.A.

14	Code of Ethics

21	Subsidiaries of the Company

23.1	Consent of McGladrey LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer(Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President andChief Financial Officer (Principal Financial and Accounting Officer)

32.1	Section 1350 Certification of President and Chief Executive Officer(Principal Executive Officer)

32.2	Section 1350 Certification of Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)

101	The following information from Elecsys Corporation’s Annual Report onForm 10-K for the year ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i)	the Consolidated Balance Sheet,
(ii)	the Consolidated Statement of Operations,
(iii)	the Consolidated Statement of Stockholders’ Equity,
(iv)	the Consolidated Statement of Cash Flows, and
(v)	the Notes to the Consolidated Financial Statements.