Form 10-Q
period 2014-07-31
ELECSYS CORP
filed 2014-09-08
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended July 31, 2014.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,827,558 shares outstanding as of September 1, 2014.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended July 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2014	2013
Revenues	$6,670	$6,774
Cost of revenues	4,222	4,566
Gross margin	2,448	2,208

Selling, general and administrative expenses:
Research and development expense	529	426
Selling and marketing expense	619	508
General and administrative expense	839	821
Total selling, general and administrative expenses	1,987	1,755

Operating income	461	453

Interest expense	(13)	(15)

Net income before income tax expense	448	438

Income tax expense	175	174

Net income	$273	$264

Net income per share information:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

Weighted average common shares outstanding:
Basic	3,824	3,894
Diluted	3,963	3,944

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	July 31, 2014	April 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,344	$1,398
Accounts receivable, less allowances of $63 and $78, respectively	2,415	3,782
Inventories, net	7,382	7,544
Prepaid expenses	238	171
Income tax receivable	45	50
Deferred taxes	643	644
Total current assets	13,067	13,589

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	4,122	4,050
Total property and equipment, gross	9,254	9,182
Accumulated depreciation	(3,834)	(3,735)
Total property and equipment, net	5,420	5,447

Goodwill	1,942	1,942
Intangible assets, net	1,432	1,483
Other assets, net	42	43
Total assets	$21,903	$22,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$993	$1,044
Accrued expenses	1,264	2,114
Income taxes payable	-	11
Current maturities of long-term debt	190	189
Total current liabilities	2,447	3,358

Deferred taxes	755	755
Long-term debt, less current maturities	2,382	2,430

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; issued and outstanding – 3,826,558 at July 31, 2014 and 3,820,041 at April 30, 2014	40	40
Additional paid-in capital	11,782	11,697
Treasury stock, at cost; 158,181 shares at July 31, 2014 and April 30, 2014	(985)	(985)
Retained earnings	5,482	5,209
Total stockholders' equity	16,319	15,961
Total liabilities and stockholders' equity	$21,903	$22,504

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at April 30, 2013	3,898	$40	$11,429	$(282)	$2,742	$13,929
Net income	-	-	-	-	2,467	2,467
Exercise of stock options	17	-	76	-	-	76
Issue of restricted stock	3	-	-	-	-	-
Stock repurchases	(59)	-	-	(703)	-	(703)
Share-based compensation expense	-	-	192	-	-	192
Balance at April 30, 2014	3,820	$40	$11,697	$(985)	$5,209	$15,961
Net income	-	-	-	-	273	273
Exercise of stock options	1	-	3	-	-	3
Issue of restricted stock	5	-	-	-	-	-
Share-based compensation expense	-	-	82	-	-	82
Balance at July 31, 2014 (unaudited)	3,826	$40	$11,782	$(985)	$5,482	$16,319

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended July 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$273	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	82	46
Depreciation	102	94
Amortization	51	51
Provision for doubtful accounts	(15)	22
Deferred income taxes	1	(16)
Changes in operating assets and liabilities:
Accounts receivable	1,382	247
Inventories	162	(599)
Income tax payable/receivable	(6)	173
Accounts payable	(51)	(15)
Accrued expenses	(850)	49
Other	(66)	(64)
Net cash provided by operating activities	1,065	252

Cash Flows from Investing Activities:
Purchases of property and equipment	(75)	(113)
Net cash (used in) investing activities	(75)	(113)

Cash Flows from Financing Activities:
Purchases of common stock for repurchase program	-	(92)
Proceeds from the exercise of stock options	3	13
Principal payments on long-term debt	(47)	(46)
Net cash (used in) financing activities	(44)	(125)
Net increase in cash and cash equivalents	946	14
Cash and cash equivalents at beginning of period	1,398	1,464
Cash and cash equivalents at end of period	$2,344	$1,478

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$13	$14
Cash paid during the period for income taxes	181	17

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
July 31, 2014
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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.

The balance sheet at April 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’ annual report on Form 10-K for the year ended April 30, 2014.

3.           INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				July 31, 2014		April 30, 2014
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(491)	$852	$(473)
Customer relationships	5	–	15	1,040	(528)	1,040	(512)
Trade name		15		530	(244)	530	(236)
Technologies	13	–	15	475	(202)	475	(193)
				$2,897	$(1,465)	$2,897	$(1,414)

Amortization expense for the three-month periods ended July 31, 2014 and 2013 was approximately $51,000 in each respective period.

Estimated amortization expense for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2015 (remaining)	$136
2016	166
2017	166
2018	166
2019	166

The carrying amount of the Company’s goodwill at July 31, 2014 and April 30, 2014 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the three-month period ended July 31, 2014.

4.           INVENTORY

Inventories are stated at the lower of cost or fair value, using the first-in, first-out (FIFO) method.  Inventories are summarized by major classification as follows (in thousands):

	July 31, 2014	April 30, 2014
Raw material	$3,532	$4,057
Work-in-process	1,174	801
Finished goods	3,253	3,301
	7,959	8,159
Reserves	(577)	(615)
	$7,382	$7,544

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

For the three-month period ended July 31, 2014, the Company did not repurchase any of its shares.  For the Stock Repurchase Plan to date, the Company has repurchased a total of 158,181 shares at a cost of approximately $985,000 (average cost of $6.23 per share).

Stock-Based Compensation
At July 31, 2014, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than the fair market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of July 31, 2014, there were options remaining outstanding to acquire 91,000 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in cash or stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of July 31, 2014, there were options outstanding to acquire 199,304 shares of common stock and 7,287 shares of common stock awards granted under the 2010 Plan and still subject to restriction.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the three-month periods ended July 31, 2014 and 2013:

	Three Months Ended July 31, 2014			Three Months Ended July 31, 2013
Risk-free interest rate		2.97%			2.97%
Expected life, in years		6			6
Expected volatility	84.47	–	84.52%	82.59	–	82.61%
Dividend yield		0.0%			0.0%
Forfeiture rate		11.60%			11.40%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the three-month period ended July 31, 2014, exercises of stock options triggered tax benefits totaling approximately $4,000.  There were no exercises of stock options which triggered tax benefits for the three-month period ended July 31, 2013.

At July 31, 2014, there was approximately $532,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.83 years.

The following tables represent equity award activity for the three-month period ended July 31, 2014:

Stock Options	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contract Life (Years)
Outstanding options at April 30, 2014	255,967	$4.93
Granted	35,000	$12.44
Exercised	663	$5.11
Forfeited	-	-
Outstanding options at July 31, 2014	290,304	$5.84	6.65

Outstanding exercisable at July 31, 2014	181,804	$4.54	5.22

Restricted Stock	Number of Shares
Outstanding awards at April 30, 2014	11,146
Granted	3,860
Issued	5,493
Forfeited	2,226
Outstanding awards at July 31, 2014	7,287

Outstanding vested at July 31, 2014	-

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 27,000 and 154,683, respectively, at July 31, 2014.  At July 31, 2014 the aggregate intrinsic value of options and restricted stock outstanding was approximately $2,210,000, and the aggregate intrinsic value of exercisable options was approximately $1,560,000.  The Company recognized share-based compensation expense of $82,000 for the three-month period ended July 31, 2014 and $46,000 for the three-month period ended July 31, 2013.  The weighted-average fair value of the options and restricted stock granted in the three-month period ended July 31, 2014 was $9.02 per stock option and restricted stock award.

The following table summarizes information about equity awards outstanding at July 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at July 31, 2014	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at July 31, 2014	Weighted-Average Exercise Price
$3.01	-	$4.00	102,250	4.05	$3.54	86,250	$3.62
$4.01	-	$5.00	20,637	7.81	$4.35	13,137	$4.35
$5.01	-	$6.00	114,667	7.72	$5.54	74,667	$5.36
$7.01	-	$8.00	7,750	4.11	$7.05	7,750	$7.05
$11.01	-	$12.00	10,000	9.33	$11.83	-	-
$12.01	-	$13.00	35,000	9.83	$12.44	-	-
Total			290,304	6.65	$5.84	181,804	$4.54

6.           NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income per share (in thousands):

	Three Months Ended July 31,
	2014	2013
Numerator:
Net income	$273	$264

Denominator:
Weighted average common shares outstanding – basic	3,824	3,894
Effect of dilutive options outstanding	139	50
Weighted average common shares outstanding – diluted	3,963	3,944

Options to purchase 45,000 and 120,750 shares of common stock as of the three-month periods ended July 31, 2014 and 2013, respectively, were anti-dilutive and therefore were not included in the computation of diluted earnings per share.

7.           PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of July 31, 2014, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 16, 2013 to extend the expiration date of the line of credit to October 30, 2015.  The total amount of borrowing base for the line of credit as of July 31, 2014 was approximately $4,725,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on July 31, 2014.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  When an amount is outstanding, the borrowings on the line of credit are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	July 31, 2014	April 30, 2014
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of July 31, 2014), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,572	$2,619

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at July 31, 2014) plus/minus 0.5% performance based interest, due in full on October 30, 2015, secured by accounts receivable and inventory. The interest rate as of July 31, 2014 was 2.75%	-	-
	2,572	2,619
Less current maturities	190	189
Total long-term debt	$2,382	$2,430

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2015 (remaining)	$142
2016	192
2017	196
2018	200
2019	204
Thereafter	1,638
$2,572

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

	Three Months Ended July 31, 2014
	OEM	Proprietary	Total

Total revenues	$4,305	$2,365	$6,670

Gross margin	$1,243	$1,205	$2,448

Goodwill	$-	$1,942	$1,942

	Three Months Ended July 31, 2013
	OEM	Proprietary	Total

Total revenues	$4,308	$2,466	$6,774

Gross margin	$983	$1,225	$2,208

Goodwill	$-	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended July 31,
	2014	2013
Products and services:
OEM solutions	$4,241	$4,247
Remote monitoring solutions	1,541	1,526
Industrial data communications	296	243
Mobile data acquisition	493	662
Other services:
OEM related services	64	61
Proprietary product related services	35	35
Total sales	$6,670	$6,774

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Three Months Ended July 31,
	2014	2013
Warranty reserve balance at beginning of period	$125	$90
Expense accrued, including adjustments	31	25
Warranty costs incurred	(25)	(21)
Warranty reserve balance at end of period	$131	$94

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

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the three-month period ended July 31, 2014, the Company made no repurchases of shares.  As of July 31, 2014, the Company has repurchased a total of 158,181 shares at a cost of approximately $985,000 (average cost of $6.23 per share).

Results of Operations

Three Months Ended July 31, 2014 Compared With Three Months Ended July 31, 2013.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	July 31, 2014		July 31, 2013
Revenues	$6,670	100.0%	$6,774	100.0%
Cost of revenues	4,222	63.3%	4,566	67.4%
Gross margin	2,448	36.7%	2,208	32.6%
Selling, general and administrative expenses	1,987	29.8%	1,755	25.9%
Operating income	461	6.9%	453	6.7%
Financial expense	(13)	(0.2%)	(15)	(0.2%)
Income before income taxes	448	6.7%	438	6.5%
Income tax expense	175	2.6%	174	2.5%
Net income	$273	4.1%	$264	4.0%
Net income per share – basic	$0.07		$0.07
Net income per share – diluted	$0.07		$0.07

Revenues for the three months ended July 31, 2014 were approximately $6,670,000, which was a slight decrease of $104,000, or 1.5%, from revenues of $6,774,000 for the three months ended July 31, 2013.

	Three Months Ended
	(In thousands)
	July 31, 2014		July 31, 2013
OEM revenues	$4,305	64.5%	$4,308	63.6%
Proprietary product revenues	2,365	35.5%	2,466	36.4%
Total Sales	$6,670	100.0%	$6,774	100.0%

Proprietary products.  Revenues from our proprietary products and services were $2,365,000 for the three-month period ended July 31, 2014, which was a $101,000, or 4.1%, decrease from sales of $2,466,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $1,541,000 for the three-month period ended July 31, 2014, which was a slight increase of $15,000, or 1.0%, from $1,526,000 during the three-month period ended July 31, 2013.  Revenues were comparable to the prior period due to stable demand for our M2M products and services.  The similarity in revenues between the periods was the result of both an increase in orders received and shipped for new customers of our M2M remote monitoring products and a decrease in shipments to existing customers from the previous period as a result of a buildup of remote monitoring units awaiting installation.  Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Data management services revenue totaled approximately $351,000, an increase of $75,000, or 27.2%, from data management services revenue of $276,000 reported in the comparable period of the prior fiscal year.  We anticipate that revenues from our established remote monitoring solutions will moderately increase compared to the equivalent periods of the prior year.  Increases in sales will be driven by our introduction of new M2M solutions such as the SentraLink CP as well as our expansion into new industrial markets.  These increases may be offset by a decrease in international sales due to the cyclical nature and timing of projects in the Middle East and the large shipments to Saudi Arabia completed in the prior year.  We continue to invest in and pursue opportunities from our sales office in the United Arab Emirates and believe that our efforts will result in additional business in the long term.  We also expect long term growth of remote monitoring products for the railroad industry; however, in the short term we may experience a reduction in shipments following our strong introduction to the market in fiscal 2014.

Sales of our industrial data communication solutions were approximately $296,000 for the three-month period ended July 31, 2014, which was a $53,000, or 21.8%, increase from total sales of $243,000 for the three-month period ended July 31, 2013.  The increase resulted from our continued pursuit of new customers and new applications for the Director series products.  We have introduced new solutions, such as the RediLink, to the market and will continue to invest in additional sales and marketing initiatives in order to expand sales and market penetration of our industrial data communication solutions.  These additional investments are expected to grow revenues for this product line over the next several quarters.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $493,000 for the three-month period ended July 31, 2014. Total revenues decreased approximately $169,000, compared to prior year reported revenues of approximately $662,000.  The decrease in revenues was principally the result of both a decrease in orders from a specific domestic customer and a decrease in shipments to one of our largest international customers.  Recurring maintenance contract revenues increased slightly by approximately $4,000, or 2.0%, for the three-month period ended July 31, 2014.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current period.

OEM solutions.  Sales for the OEM business segment were approximately $4,305,000, virtually unchanged from $4,308,000 in the prior year period.  Comparable OEM sales volumes were due to our continued positive relationships with existing customers as well as the expected seasonality of our customers’ businesses and their current inventory levels.  We continue to target and pursue new opportunities for our M2M technologies with both potential and existing OEM customers and believe that these efforts will generate modest growth in OEM sales and margins in the longer term.

On July 31, 2014, total backlog scheduled for delivery over the subsequent twelve months was approximately $7,886,000, a decrease of $866,000, or 9.9%, from a backlog of $8,752,000 on April 30, 2014 and a decrease of approximately $771,000, or 8.9%, from a backlog of $8,657,000 on July 31, 2013.  Orders received from OEMs typically specify multiple production deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary M2M products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our backlog relative to our revenues will fluctuate as our mix of proprietary products and custom OEM sales varies.

The following table presents the total twelve-month backlog by business segment for the periods ended July 31, 2014, April 30, 2014, and July 31, 2013 (in thousands).

	July 31, 2014	April 30, 2014	July 31, 2013
OEM	$7,784	$8,445	$6,794
Proprietary products	102	307	1,863
Total backlog	$7,886	$8,752	$8,657

Gross margin for the three-month period ended July 31, 2014 was 36.7% of sales, or $2,448,000, compared to 32.6% of sales, or $2,208,000, for the three-month period ended July 31, 2013.  The increase in both gross margin dollars and percentage was the result of the product mix within each business segment and increased production efficiencies.

	Three Months Ended
	(In thousands)
	July 31, 2014		July 31, 2013
Gross margin – OEM	$1,243	28.9%	$983	22.8%
Gross margin – Proprietary products	1,205	51.0%	1,225	49.7%
Total gross margin	$2,448	36.7%	$2,208	32.6%

Gross margin for the proprietary M2M products business segment was approximately 51.0% of sales to that segment, or $1,205,000, for the three-month period ended July 31, 2014 as compared to 49.7% of sales to that segment, or $1,225,000, for the three-month period ended July 31, 2013.  The increase in gross margin percentage for the proprietary products resulted primarily from the revenue mix of proprietary product sales as compared to the previous year period.  The decrease in gross margin dollars resulted from the slight decrease in proprietary product revenues for the period.

The gross margin for the OEM business segment was $1,243,000, or 28.9% of sales to that segment, for the three-month period ended July 31, 2014 compared to $983,000, or 22.8% of sales segment, for the prior year period.  The increase of OEM gross margin dollars and gross margin percentage was the result of a favorable product mix of shipments to higher margin customers as compared to the previous year period.

We expect that consolidated gross margins over the next few quarters will continue within the range of 36% to 41%.  This expectation is based on our forecasted sales volumes and the mix of proprietary and OEM products and services which impacts our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $1,987,000 for the three-month period ended July 31, 2014.  This was an increase of $232,000 as compared to total SG&A expenses of $1,755,000 for the three-month period ended July 31, 2013.  SG&A expenses were 29.8% of sales for the current quarter of fiscal 2015 as compared to 25.9% of sales for the comparable period for fiscal 2014.

	Three Months Ended
	(In thousands)
	July 31, 2014		July 31, 2013
Research & development expenses	$529	7.9%	$426	6.3%
Selling & marketing expenses	619	9.3%	508	7.5%
General & administrative expenses	839	12.6%	821	12.1%
Total selling, general and administrative expenses	$1,987	29.8%	$1,755	25.9%

Research and development expenses increased $103,000, to $529,000, during the fiscal quarter as compared to the prior year period. This increase was mostly driven by higher engineering personnel related expenses resulting from our increased investment in engineering resources and our continuing focus on new product development and design.

Selling and marketing expenses were $619,000 for the three-month period ended July 31, 2014 and $508,000 for the three-month period ended July 31, 2013.  The $111,000 increase resulted mainly from increases in personnel costs due to our increased investment in the number of sales and marketing personnel to expand our products’ reach into new markets and to new customers.

General and administrative expenses increased approximately $18,000 from the comparable period of the prior year.  The increase was due to growth of corporate expenses of approximately $42,000, including professional fees and public company related costs, and personnel related expenses of approximately $31,000 which was mainly due to equity-based compensation. These increases were slightly offset by decreases in general office related costs of approximately $55,000.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in business development personnel, new product development, systems, and capabilities, but will likely decline as a percentage of total revenues.

Operating income for the three-month period ended July 31, 2014 was approximately $461,000, an increase of $8,000 from an operating income of $453,000 reported for the three-month period ended July 31, 2013.

Financial expense, including interest, was $13,000 for the three-month period ended July 31, 2014 and $15,000 for the three-month period ended July 31, 2013.  During the three-month period ended July 31, 2014, there were no net borrowings on the operating line of credit.  As of July 31, 2014, there was $2,572,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $2,758,000 at July 31, 2013.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary or to meet operating capital requirements, but seek to minimize our interest expense whenever possible.

Income tax expense for the three-month period ended July 31, 2014 was approximately $175,000 compared to an income tax expense of $174,000 for the three-month period ended July 31, 2013.  The effective income tax rate was 39.1% and 39.7% for the three-month periods ended July 31, 2014 and 2013, respectively.  The slight decrease in the effective tax rate was due to the recognition of certain income tax adjustments during the current period.

As a combined result of the above factors, our net income was $273,000, or $0.07 per diluted share, for the three-month period ended July 31, 2014 as compared to net income of $264,000, or $0.07 per diluted share, reported for the three-month period ended July 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents increased $946,000 to $2,344,000 as of July 31, 2014 compared to $1,398,000 at April 30, 2014.  This increase in cash resulted mainly from collections of accounts receivable, slightly offset by payments of accounts payable, purchases of equipment, and long-term debt payments.

Operating activities.  Our consolidated working capital increased approximately $388,000 during the three-month period ended July 31, 2014.  The increase resulted largely from a decrease in current assets, mostly due to collections of accounts receivable, offset by a larger decrease in current liabilities.  Operating cash receipts totaled approximately $7,975,000 and $7,043,000 during the three-month periods ended July 31, 2014 and 2013, respectively.  The increase in operating cash receipts is primarily due to the collections of accounts receivable. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $6,910,000 for the three-month period ended July 31, 2014 and $6,791,000 for the three-month period ended July 31, 2013.

Investing activities.  Cash used in investing activities totaled $75,000 and $113,000 during the three-month periods ended July 31, 2014 and 2013, respectively, as we purchased less equipment in the current year-to-date period of fiscal 2015 to increase efficiency and expand production capacity.

Financing activities.  As of July 31, 2014, we had a $6,000,000 operating line of credit that provided us and our wholly-owned operating subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2015.  As of July 31, 2014, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of July 31, 2014 was approximately $4,725,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at July 31, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of July 31, 2014 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of July 31, 2014 we were in compliance will all covenants.

Cash used in financing activities for the three-month period ended July 31, 2014 was $44,000.  Payments on long-term debt were approximately $47,000 while cash provided by the exercise of stock options during the period totaled approximately $3,000.  For the three-month period ended July 31, 2013, financing activities included $46,000 of cash used for payments on long-term debt while purchases of common stock during the period for the stock repurchase program totaled $92,000.  There were also some stock options exercised during the three-month period ended July 31, 2013, which totaled $13,000.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements on strategy, operating forecasts, and our working capital requirements and availability.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.  Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, an inability on the part of the Company to successfully market and grow its products and services, the Company’s dependence on its top customers, an inability to grow the Company’s customer base, an inability to refinance the Company’s existing debt on terms comparable to those now in existence, reliance on certain key management personnel, potential growth in costs and expenses, an inability to integrate, manage and grow any acquired business or underlying technology, potential deterioration of business or economic conditions for the Company’s customers’ products, price competition from larger and better financed competitors, and the factors and conditions described in the discussion of "Results of Operations" and “Liquidity and Capital Resources” as contained in Management's Discussion and Analysis of Financial Condition and Results of Operation of this report, as well as those included in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q, annual report on Form 10-K, and current reports on Form 8-K.  Holders of the Company's securities are specifically referred to these documents with regard to the factors and conditions that may affect future results.  The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014.

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

    ELECSYS CORPORATION

September 8, 2014	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

September 8, 2014	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Stockholders’ Equity,
(iv) the Consolidated Statement of Cash Flows, and
(v) the Notes to the Consolidated Financial Statements.