Form 10-Q
period 2014-10-31
ELECSYS CORP
filed 2014-12-15
CIK 914398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended October 31, 2014.

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
Yes [  ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common stock, $0.01 par value – 3,827,658 shares outstanding as of December 1, 2014.

ELECSYS CORPORATION AND SUBSIDIARY
FORM 10-Q
Quarter Ended October 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues	$6,478	$7,330	$13,149	$14,104
Cost of revenues	4,149	4,301	8,371	8,868
Gross margin	2,329	3,029	4,778	5,236

Selling, general and administrative expenses:
Research and development expense	550	498	1,079	924
Selling and marketing expense	696	659	1,316	1,166
General and administrative expense	896	756	1,735	1,577
Total selling, general and administrative expenses	2,142	1,913	4,130	3,667

Operating income	187	1,116	648	1,569

Financial income (expense):
Interest expense	(13)	(14)	(27)	(28)
Other income, net	-	(3)	-	(4)
	(13)	(17)	(27)	(32)

Net income before income tax expense	174	1,099	621	1,537

Income tax expense	94	446	268	620

Net income	$80	$653	$353	$917

Net income per share information:
Basic	$0.02	$0.17	$0.09	$0.24
Diluted	$0.02	$0.17	$0.09	$0.23

Weighted average common shares outstanding:
Basic	3,827	3,860	3,826	3,877
Diluted	3,964	3,937	3,969	3,942

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	October 31, 2014	April 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,993	$1,398
Accounts receivable, less allowances of $63 and $78, respectively	2,956	3,782
Inventories, net	7,884	7,544
Prepaid expenses	166	171
Income tax receivable	-	50
Deferred taxes	664	644
Total current assets	13,663	13,589

Property and equipment:
Land	1,737	1,737
Building and improvements	3,395	3,395
Equipment	4,123	4,050
Total property and equipment, gross	9,255	9,182
Accumulated depreciation	(3,918)	(3,735)
Total property and equipment, net	5,337	5,447

Goodwill	1,942	1,942
Intangible assets, net	1,382	1,483
Other assets, net	42	43
Total assets	$22,366	$22,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,068	$1,044
Accrued expenses	1,487	2,114
Income taxes payable	94	11
Current maturities of long-term debt	190	189
Total current liabilities	2,839	3,358

Deferred taxes	729	755
Long-term debt, less current maturities	2,334	2,430

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; outstanding – 3,826,558 at October 31, 2014 and 3,820,041 at April 30, 2014	40	40
Additional paid-in capital	11,847	11,697
Treasury stock, at cost; 158,181 shares at October 31, 2014 and April 30, 2014	(985)	(985)
Retained earnings	5,562	5,209
Total stockholders' equity	16,464	15,961
Total liabilities and stockholders' equity	$22,366	$22,504

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock (# of shares)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at April 30, 2013	3,898	$40	$11,429	$(282)	$2,742	$13,929
Net income	-	-	-	-	2,467	2,467
Exercise of stock options	17	-	76	-	-	76
Issue of restricted stock	4	-	-	-	-	-
Stock repurchases	(99)	-	-	(703)	-	(703)
Share-based compensation expense	-	-	192	-	-	192
Balance at April 30, 2014	3,820	$40	$11,697	$(985)	$5,209	$15,961
Net income	-	-	-	-	353	353
Exercise of stock options	2	-	8	-	-	8
Issue of restricted stock	5	-	-	-	-	-
Share-based compensation expense	-	-	142	-	-	142
Balance at October 31, 2014 (unaudited)	3,827	$40	$11,847	$(985)	$5,562	$16,464

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended October 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$353	$917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	142	93
Depreciation	201	190
Amortization	103	103
Provision for doubtful accounts	(15)	38
Deferred income taxes	(46)	2
Gain on sales of equipment	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	841	(262)
Inventories	(340)	(2,209)
Income tax payable/receivable	133	387
Accounts payable	24	610
Accrued expenses	(627)	6
Other	6	(46)
Net cash provided by (used in) operating activities	774	(171)

Cash Flows from Investing Activities:
Purchases of property and equipment	(94)	(230)
Proceeds from sales of equipment	2	-
Net cash used in investing activities	(92)	(230)

Cash Flows from Financing Activities:
Purchases of common stock for repurchase program	-	(484)
Proceeds from the exercise of stock options	8	14
Principal payments on long-term debt	(95)	(92)
Net cash used in financing activities	(87)	(562)
Net increase (decrease) in cash and cash equivalents	595	(963)
Cash and cash equivalents at beginning of period	1,398	1,464
Cash and cash equivalents at end of period	$1,993	$501

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$27	$29
Cash paid during the period for income taxes	181	290

See Notes to Condensed Consolidated Financial Statements.

Elecsys Corporation and Subsidiary
Notes to Condensed Consolidated Financial Statements
October 31, 2014
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

Inventories
Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  The Company’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  Provisions for estimated excess and obsolete inventory are based on quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers.  Inventories are reviewed in detail on a quarterly basis utilizing multiple annual time horizons ranging from 24-months to 60-months.  Individual part numbers that have not been used in each of the time horizons are examined by manufacturing personnel for obsolescence, excess and market value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are included in the provision for estimated excess and obsolete inventory.  If actual market conditions or customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description		Years
Building and improvements		39
Equipment	3	-	8

Goodwill
Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired.  The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually (January 31) and whenever an impairment indicator is identified.  The goodwill impairment test involves a two-step approach.  The first step is to identify whether potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.  No impairment indicators were identified as of October 31, 2014.

Intangible Assets
Intangible assets consist of patents, trademarks, copyrights, customer relationships and capitalized software.  Intangible assets are amortized over their estimated useful lives using the straight-line method.  The useful lives of the Company’s intangible assets range from 5 – 15 years.

Impairment of Long-Lived Intangible Assets
Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the asset group.  If the sum of the expected future undiscounted cash flows is less than the carrying amount, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

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

Shipping and Handling Costs
Shipping and handling costs that are billed to our customers are recognized as revenues in the period that the product is shipped.  Shipping and handling costs that are incurred by the Company are recognized as cost of revenues in the period that the product is shipped.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Elecsys International Corporation.  All significant intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.

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

3.	INTANGIBLE ASSETS AND GOODWILL

The Company’s total intangible assets consist of the following (in thousands):

				October 31, 2014		April 30, 2014
Intangible Asset Description	Estimated Useful Lives			Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents, trademarks and copyrights	10	–	15	$852	$(508)	$852	$(473)
Customer relationships	5	–	15	1,040	(544)	1,040	(512)
Trade name		15		530	(253)	530	(236)
Technologies		15		475	(210)	475	(193)
				$2,897	$(1,515)	$2,897	$(1,414)

Amortization expense for the six-month periods ended October 31, 2014 and 2013 was approximately $103,000 in each respective period.

Estimated amortization expense for the Company’s remaining intangible assets for the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amounts
2015 (remaining)	$76
2016	147
2017	147
2018	147
2019	147
2020	147

The carrying amount of the Company’s goodwill at October 31, 2014 and April 30, 2014 was approximately $1,942,000.  There were no changes in the carrying amount of goodwill for the six-month period ended October 31, 2014.

4.	INVENTORY

Inventories are stated at the lower of cost or market value, using the first-in, first-out (FIFO) method.  Inventories are summarized by major classification as follows (in thousands):

	October 31, 2014	April 30, 2014
Raw material	$3,655	$4,057
Work-in-process	1,086	801
Finished goods	3,669	3,301
	8,410	8,159
Reserves	(526)	(615)
	$7,884	$7,544

5.	STOCKHOLDERS’ EQUITY

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

For the six-month period ended October 31, 2014, the Company did not repurchase any of its shares.  For the Stock Repurchase Plan to date, the Company has repurchased a total of 158,181 shares at a cost of approximately $985,000 (average cost of $6.23 per share).

Stock-Based Compensation
At October 31, 2014, the Company had two equity-based compensation plans from which stock-based compensation awards are granted to eligible employees and consultants of the Company.  These stock-based compensation plans include the: (i) 1991 Stock Option Plan (the “1991 Plan”) and (ii) 2010 Equity Incentive Plan (the “2010 Plan”).

According to the terms of the Company’s original 1991 stock option plan for which the Company originally reserved 675,000 shares of common stock, both incentive stock options and non-qualified stock options to purchase common stock of the Company may be granted to key employees, directors and consultants to the Company, at the discretion of the Board of Directors. Incentive stock options were not granted at prices that were less than the fair market value on the date of grant.  Non-qualified options may be granted at prices determined appropriate by the Board of Directors of the Company, but have not been granted at less than the fair market value on the date of grant.  Generally, these options become exercisable and vest over one to five years and expire within 10 years of the date of grant.  The 1991 Plan also provides for accelerated vesting if there is a change in control of the Company.  As of October 31, 2014, there were options remaining outstanding to acquire 90,000 shares of common stock under the 1991 Plan.

The 2010 Plan is an omnibus plan that allows for equity awards including stock options (including incentive stock options and non-qualified options), stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards payable in stock to officers, directors, key employees and other service providers.  Under the 2010 Plan, the Company has the ability to grant up to 380,000 shares of common stock.  The number of shares granted to eligible participants will be determined by the Board of Directors on an annual basis based on Company and individual performance and a Compensation Committee analysis.  The awards under the 2010 Plan will include vesting provisions that will require participants (other than non-employee directors) to remain at the Company for a defined period of time.  Options and stock appreciation rights will expire 10 years after the grant date.  The 2010 Plan also includes a change of control provision which allows for accelerated vesting if there is a change of control of the Company.  As of October 31, 2014, there were options outstanding to acquire 197,537 shares of common stock and 7,286 shares of restricted common stock awards granted under the 2010 Plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following weighted-average assumptions for the six-month periods ended October 31, 2014 and 2013:

	Six Months Ended October 31, 2014			Six Months Ended October 31, 2013
Risk-free interest rate		2.97%			2.97%
Expected life, in years		6			6
Expected volatility	84.47	–	84.52%	82.59	–	82.61%
Dividend yield		0.0%			0.0%
Forfeiture rate		11.60%			11.40%

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

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions generally for the excess of the price at which the options are sold over the exercise prices of the options.  In accordance with ASC Topic 718, the Company reports any tax benefit from the exercise of stock options as financing cash flows.  For the six-month period ended October 31, 2014, exercises of stock options triggered tax benefits totaling approximately $4,000.  There were no exercises of stock options which triggered tax benefits for the six-month period ended October 31, 2013.

At October 31, 2014, there was approximately $465,000 of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.58 years.

The following tables represent equity award activity for the six-month period ended October 31, 2014:

Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (Years)
Outstanding options at April 30, 2014	255,967	$4.93
Granted	35,000	$12.44
Exercised	1,763	$5.32
Forfeited	1,667	$5.86
Outstanding options at October 31, 2014	287,537	$5.84	6.37

Outstanding exercisable at October 31, 2014	180,704	$4.54	4.92

Restricted Stock	Number of Shares
Outstanding awards at April 30, 2014	11,146
Granted	3,860
Issued	5,493
Forfeited	2,226
Outstanding awards at October 31, 2014	7,287

Outstanding vested at October 31, 2014	-

Shares available for future equity awards to employees, officers, directors and consultants of the Company under the existing 1991 Plan and 2010 Plan were 27,000 and 156,350, respectively, at October 31, 2014.  At October 31, 2014 the aggregate intrinsic value of options and restricted stock outstanding was approximately $1,199,000, and the aggregate intrinsic value of exercisable options was approximately $985,000.  The Company recognized share-based compensation expense of $142,000 for the six-month period ended October 31, 2014 and $93,000 for the six-month period ended October 31, 2013.  The weighted-average fair value of the options and restricted stock granted in the six-month period ended October 31, 2014 was $9.02 per stock option and restricted stock award.

The following table summarizes information about equity awards outstanding at October 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at October 31, 2014	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at October 31, 2014	Weighted-Average Exercise Price
$3.01	-	$4.00	101,250	3.78	$3.53	85,250	$3.62
$4.01	-	$5.00	20,537	7.56	$4.35	13,037	$4.35
$5.01	-	$6.00	113,000	7.39	$5.53	74,667	$5.36
$7.01	-	$8.00	7,750	3.86	$7.05	7,750	$7.05
$11.01	-	$12.00	10,000	9.08	$11.83	-	-
$12.01	-	$13.00	35,000	9.58	$12.44	-	-
	Total		287,537	6.37	$5.84	180,704	$4.54

6.	NET INCOME PER SHARE

The following table presents the calculation of basic and diluted income per share (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Net income	$80	$653	$353	$917

Denominator:
Weighted average common shares Outstanding – basic	3,827	3,860	3,826	3,877
Effect of dilutive options outstanding	137	77	143	65
Weighted average common shares outstanding – diluted	3,964	3,937	3,969	3,942

Options to purchase 45,000 and 60,000 shares of common stock for both the three-month and six-month periods ended October 31, 2014 and 2013, respectively, were anti-dilutive and therefore were not included in the computation of diluted net income per share.

7.	PLEDGED ASSETS, NOTES PAYABLE AND LONG-TERM DEBT

As of October 31, 2014, the Company had two credit agreements including an operating line of credit and Industrial Revenue Bonds that are secured by its production and headquarters facility in Olathe, Kansas.

The Company’s $6,000,000 operating line of credit provides the Company and its wholly-owned subsidiary with short-term financing for their working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and was amended on October 30, 2014 to extend the expiration date of the line of credit to October 30, 2016.  The total amount of borrowing base for the line of credit as of October 31, 2014 was approximately $5,003,000, all of which was available.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on October 31, 2014.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  When an amount is outstanding, the borrowings on the line of credit are presented on the balance sheet as long-term in accordance with the terms of the line of credit.

The following table is a summary of the Company’s long-term debt and related current maturities (in thousands):

	October 31, 2014	April 30, 2014
Industrial Revenue Bonds, Series 2006A, 5-year adjustable interest rate based on the yield on 5-year United States Treasury Notes, plus .45% (1.89% as of October 31, 2014), due in monthly principal and interest payments beginning October 1, 2006 through maturity on September 1, 2026, secured by real estate. Effective September 1, 2011, the 5-year adjustable interest rate was reset to 1.89% for the next five years.	$2,524	$2,619

Operating line of credit, $6,000,000 limit on borrowing capacity, prime rate (3.25% at October 31, 2014) plus/minus 0.5% performance based interest, due in full on October 30, 2016, secured by accounts receivable and inventory. The interest rate as of October 31, 2014 was 2.75%	-	-
	2,524	2,619
Less current maturities	190	189
Total long-term debt	$2,334	$2,430

The approximate aggregate amount of principal to be paid on the long-term debt and line of credit during each of the next five fiscal years ending April 30 is as follows (in thousands):

Year	Amount
2015 (remaining)	$94
2016	192
2017	196
2018	200
2019	204
2020	208
Thereafter	1,430
$2,524

8.	SEGMENT REPORTING

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

	Three Months Ended October 31, 2014
	OEM	Proprietary	Total

Total revenues	$3,540	$2,938	$6,478

Gross margin	$872	$1,457	$2,329

	Three Months Ended October 31, 2013
	OEM	Proprietary	Total

Total revenues	$3,588	$3,742	$7,330

Gross margin	$1,092	$1,937	$3,029

	Six Months Ended October 31, 2014
	OEM	Proprietary	Total

Total revenues	$7,845	$5,304	$13,149

Gross margin	$2,115	$2,663	$4,778

Goodwill	$-	$1,942	$1,942

	Six Months Ended October 31, 2013
	OEM	Proprietary	Total

Total revenues	$7,898	$6,206	$14,104

Gross margin	$2,076	$3,160	$5,236

Goodwill	$-	$1,942	$1,942

The following table reconciles total revenues to the products and services offered by the Company (in thousands).

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Products and services:
OEM solutions	$3,489	$3,525	$7,730	$7,773
Remote monitoring solutions	2,361	2,859	3,804	4,334
Industrial data communications	249	253	546	496
Mobile data acquisition	267	513	760	1,175
Other services:
OEM related services	51	63	115	125
Proprietary product related services	61	117	194	201
Total revenues	$6,478	$7,330	$13,149	$14,104

9.	WARRANTY

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	Six Months Ended October 31,
	2014	2013
Warranty reserve balance at beginning of period	$125	$90
Expense accrued, including adjustments	88	36
Warranty costs incurred	(67)	(36)
Warranty reserve balance at end of period	$146	$90

10.	SUBSEQUENT EVENTS

Merger Agreement with Lindsay Corporation
On November 4, 2014, Elecsys Corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement” with Lindsay Corporation (“Lindsay”), a Delaware corporation and Matterhorn Merger Sub, Inc., a Kansas corporation and indirect wholly owned subsidiary of Lindsay (“Merger Sub” and, together with Lindsay, the “Parties”), pursuant to, and subject to the terms and conditions of, which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Lindsay.

The Board of Directors of the Company unanimously determined that the Merger Agreement is advisable and in the best interests of the Company and its stockholders, adopted the Merger Agreement and approved its execution and the performance of the transactions contemplated thereby, and unanimously resolved to recommend that the Company’s stockholders vote to adopt and approve the Merger Agreement and the Merger.    In conjunction with the signing of the Merger Agreement, the Company has suspended the stock repurchase program it announced in December 2012.

At the effective time of the Merger (“Effective Time”) and as a result of the Merger, each issued and outstanding share of common stock of the Company, par value $0.01 per share, including each share of restricted stock subject to restricted stock awards (each a “Share” and collectively, the “Shares”), other than (a) Shares directly owned by the Company as treasury stock, or owned by Lindsay or any of its subsidiaries, and (b) Shares subject to appraisal rights in accordance with Section 17-6712 of the Kansas General Corporation Code, will be converted into the right to receive cash in an amount equal $17.50 per Share (the “Cash Consideration”), and all issued and outstanding options to purchase Shares, whether vested or unvested (the “Options”) granted under any Company plan, arrangement or agreement will be cancelled by the Company and shall no longer be outstanding, and, in consideration for such cancellation, the holders of Options will receive a cash payment in an amount equal to the product of (x) the number of Shares subject to the Option and (y) the excess, if any, of the Cash Consideration, divided by the exercise price per Share of such Option, reduced by any income or employment tax required to be withheld with respect to such payment.

The Merger Agreement contains certain termination rights for the Company and Lindsay, including the right of Lindsay or Company, subject to certain limitations, to terminate the Merger Agreement if the Merger is not consummated by February 28, 2015. Upon termination of the Merger Agreement under specified customary circumstances, the Company will be required to pay Lindsay a termination fee of $2,680,000 and pay Lindsay’s documented out-of-pocket expenses in an amount not to exceed $400,000.

Sale of the RFID Product Line
On November 4, 2014, Elecsys Corporation (the “Company”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Valid Soluções e Serviços de Segurança em Meios de Pagamento e Identificação S.A., a company organized in the state of Rio de Janeiro, in the Federative Republic of Brazil (“Valid”), and StoreID Tecnologia e Desenvolvimento, Ltda., (“StoreID”) a company organized in the state of São Paulo, in the Federative Republic of Brazil, and Flávio Oliveira Gonçalves (“Mr. Oliveira”) as consenting parties (the “Asset Purchase Agreement”).   Pursuant to the terms of the Asset Purchase Agreement (i) the Company has agreed to permanently transfer certain patents (the “Patents”) to Mr. Oliveira and Mr. Oliveira has agreed to license the use of such Patents to Valid and (ii) the Company has agreed to sell, and Valid has agreed to buy, certain assets related to the Company’s eXtremeTAG RFID products. Under the terms of the Asset Purchase Agreement, the Company will receive an initial payment of $1,000,000 which will be transferred at specific times during the transaction.  The Company is responsible for certain costs related to the physical transfer of the assets to Valid’s facility in Brazil, including packing, shipping, insurance, freight, customs fees, duties, and taxes, with these costs not to exceed $400,000.  The Company is expected to also provide on-site technical support and training to assist Valid with the start-up of production at its facility in Brazil with these costs limited to $200,000.  The Company and Valid expect to complete the transaction in approximately six (6) months.  In addition, for the five-year period commencing on the first day of the month following the closing of the transaction, Valid has agreed to pay the Company an amount equal to five percent (5%) of the net sales revenue of all sales of RFID products to  customers, including any related or subsequently developed technologies, received by Valid.  For the three-month and six-month periods ended October 31, 2014 there was no revenue or net income generated from the RFID product line.  For the three-month and six-month periods ended October 31, 2013, there was net income of $3,000 and $4,000, respectively, generated from the RFID product line.  It is currently estimated that the net financial impact of the sale of the RFID assets will be a gain of approximately $10,000.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Elecsys Corporation provides innovative machine to machine (“M2M”) communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical industrial applications worldwide. Our primary markets include energy production and distribution, agriculture, water management, transportation, and safety systems.  Our products and services encompass remote monitoring, industrial data communication, mobile data acquisition, and wireless communication technologies that are deployed wherever high quality and reliability are essential. We develop, manufacture, and support proprietary M2M technology and products for multiple markets and applications under several premium brand names.  In addition to our proprietary products, we design and manufacture rugged and reliable custom electronic solutions for multiple original equipment manufacturers (“OEMs”) in a variety of industries.

On December 17, 2012, the Company announced a share repurchase program by which the Company planned to repurchase up to 10% of the Company’s outstanding common shares, or approximately 400,000 shares, from time to time at prevailing market prices through the open market or privately negotiated transactions.  The program has no expiration date and purchases are funded from available cash resources.  For the six-month period ended October 31, 2014, the Company made no repurchases of shares.  As of October 31, 2014, the Company has repurchased a total of 158,181 shares at a cost of approximately $985,000 (average cost of $6.23 per share).

On October 30, 2014, the Company amended the expiration date of its operating line of credit to October 30, 2016.   The $6,000,000 line of credit provides the Company with short-term financing for working capital requirements and is secured by accounts receivable and inventory.  The Company’s borrowing capacity under this line is calculated as a specified percentage of accounts receivable and inventory and totaled approximately $5,003,000 as of October 31, 2014. The line of credit accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2014) plus/minus 0.5%.  The interest rate is determined by the Company’s debt-to-tangible net worth ratio and was 2.75% on October 31, 2014 which was the lowest rate allowed under the terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  There were no outstanding borrowings on the line of credit as of October 31, 2014.

On November 4, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lindsay Corporation (“Lindsay”), a Delaware corporation and Matterhorn Merger Sub, Inc., a Kansas corporation and indirect wholly owned subsidiary of Lindsay (“Merger Sub”). Pursuant to, and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Lindsay.

The Board of Directors of the Company unanimously determined that the Merger Agreement is advisable and in the best interests of the Company and its stockholders and adopted the Merger Agreement, and approved its execution and the performance of the transactions contemplated thereby, and unanimously resolved to recommend that the Company’s stockholders vote to adopt and approve the Merger Agreement and the Merger.  In conjunction with the signing of the Merger Agreement, the Company has suspended the stock repurchase program it announced in December 2012.

At the effective time of the Merger (“Effective Time”) and as a result of the Merger, each issued and outstanding share of common stock of the Company, par value $0.01 per share, including each share of restricted stock subject to restricted stock awards (each a “Share” and collectively, the “Shares”), other than (a) Shares directly owned by the Company as treasury stock, or owned by Lindsay or any of its subsidiaries, and (b) Shares subject to appraisal rights in accordance with Section 17-6712 of the Kansas General Corporation Code, will be converted into the right to receive cash in an amount equal $17.50 per Share (the “Cash Consideration”), and all issued and outstanding options to purchase Shares, whether vested or unvested (the “Options”) granted under any Company plan, arrangement or agreement will be cancelled by the Company and shall no longer be outstanding, and, in consideration for such cancellation, the holders of Options will receive a cash payment in an amount equal to the product of (x) the number of Shares subject to the Option and (y) the excess, if any, of the Cash Consideration, divided by the exercise price per Share of such Option, reduced by any income or employment tax required to be withheld with respect to such payment.

The Merger Agreement contains certain termination rights for the Company and Lindsay, including the right of Lindsay or Company, subject to certain limitations, to terminate the Merger Agreement if the Merger is not consummated by February 28, 2015. Upon termination of the Merger Agreement under specified customary circumstances, the Company will be required to pay Lindsay a termination fee of $2,680,000 and pay Lindsay’s documented out-of-pocket expenses in an amount not to exceed $400,000.

Also on November 4, 2014, Elecsys Corporation (the “Company”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Valid Soluções e Serviços de Segurança em Meios de Pagamento e Identificação S.A., a company organized in the state of Rio de Janeiro, in the Federative Republic of Brazil (“Valid”), and StoreID Tecnologia e Desenvolvimento, Ltda., (“StoreID”) a company organized in the state of São Paulo, in the Federative Republic of Brazil, and Flávio Oliveira Gonçalves (“Mr. Oliveira”) as consenting parties (the “Asset Purchase Agreement”).   Pursuant to the terms of the Asset Purchase Agreement (i) the Company has agreed to permanently transfer certain patents (the “Patents”) to Mr. Oliveira and Mr. Oliveira has agreed to license the use of such Patents to Valid and (ii) the Company has agreed to sell, and Valid has agreed to buy, certain assets related to the Company’s eXtremeTAG RFID products.  Under the terms of the Asset Purchase Agreement, the Company will receive an initial payment of $1,000,000 which will be transferred at specific times during the transaction.  The Company is responsible for certain costs related to the physical transfer of the assets to Valid’s facility in Brazil, including packing, shipping, insurance, freight, customs fees, duties, and taxes, with these costs not to exceed $400,000.  The Company is expected to also provide on-site technical support and training to assist Valid with the start-up of production at its facility in Brazil with these costs limited to $200,000.  The Company and Valid expect to complete the transaction in approximately six (6) months.  In addition, for the five-year period commencing on the first day of the month following the closing of the transaction, Valid has agreed to pay the Company an amount equal to five percent (5%) of the net sales revenue of all sales of RFID products to  customers, including any related or subsequently developed technologies,  received by Valid.  For the three-month and six-month periods ended October 31, 2014 there was no revenue or net income generated from the RFID product line.  For the three-month and six-month periods ended October 31, 2013, there was net income of $3,000 and $4,000, respectively, generated from the RFID product line.  It is currently estimated that the net financial impact of the sale of the RFID assets will be a gain of approximately $10,000.

Results of Operations

Three Months Ended October 31, 2014 Compared With Three Months Ended October 31, 2013.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Three Months Ended
	(In thousands, except per share data)
	October 31, 2014		October 31, 2013
Revenues	$6,478	100.0%	$7,330	100.0%
Cost of revenues	4,149	64.1%	4,301	58.7%
Gross margin	2,329	35.9%	3,029	41.3%
Selling, general and administrative expenses	2,142	33.1%	1,913	26.1%
Operating income	187	2.9%	1,116	15.2%
Financial expense	(13)	(0.2%)	(17)	(0.2%)
Income before income taxes	174	2.7%	1,099	15.0%
Income tax expense	94	1.5%	446	6.1%
Net income	$80	1.2%	$653	8.9%
Net income per share – basic	$0.02		$0.17
Net income per share – diluted	$0.02		$0.17

Revenues for the three months ended October 31, 2014 were approximately $6,478,000, which was a decrease of $852,000, or 11.6%, from revenues of $7,330,000 for the three months ended October 31, 2013.

	Three Months Ended
	(In thousands)
	October 31, 2014		October 31, 2013
OEM revenues	$3,540	54.6%	$3,588	49.0%
Proprietary product revenues	2,938	45.4%	3,742	51.0%
Total Sales	$6,478	100.0%	$7,330	100.0%

Proprietary products.  Revenues from our proprietary products and services were $2,938,000 for the three-month period ended October 31, 2014, which was an $804,000, or 21.5%, decrease from sales of $3,742,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $2,361,000 for the three-month period ended October 31, 2014, which was a decrease of $498,000, or 17.4%, from $2,859,000 during the three-month period ended October 31, 2013.  The total decrease in revenues was primarily the result of lower shipments of our wireless remote monitoring product for the railroad industry during the period as a result of unforeseen delays in installation of units sold during the previous fiscal year which has delayed orders for new equipment.  This decrease was somewhat offset by an increase in shipments of our established M2M remote monitoring products for the oil and gas industry.  Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Data management services revenue totaled approximately $367,000, an increase of $86,000, or 30.6%, from data management services revenue of $281,000 reported in the comparable period of the prior fiscal year.  We anticipate that revenues from our established remote monitoring solutions will moderately increase as compared to the current period for the remaining quarters of the 2015 fiscal year.  Increases in sales will be driven by our introduction of new M2M solutions such as the SentraLink CP, our expansion into new industrial markets, and continued increases in recurring data management services revenue.  These increases may be offset by a decrease in international sales due to the cyclical nature and timing of projects in the Middle East and the large shipments to Saudi Arabia completed in the prior year.  We continue to invest in and pursue opportunities from our sales office in the United Arab Emirates and believe that our efforts will result in additional business in the long term beyond the current fiscal year.  We continue to expect long term growth of remote monitoring products for the railroad industry with our current product as well as the introduction of new industry specific products; however, over the next few quarters we may experience a reduction in shipments following our strong introduction to the market in the previous fiscal year.

Sales of our industrial data communication solutions were approximately $249,000 for the three-month period ended October 31, 2014, which was a slight decrease of $4,000, or 1.6%, from total sales of $253,000 for the three-month period ended October 31, 2013.  The decrease in overall product line revenues resulted from a decrease in hardware sales slightly offset by an increase in service and software revenues.  We have introduced new solutions, such as the RediLink series, to the market and will continue to invest in additional sales and marketing initiatives in order to expand sales and market penetration of our industrial data communication solutions.  These additional investments are expected to grow revenues significantly for this product line over the next several quarters.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $267,000 for the three-month period ended October 31, 2014.  Total revenues decreased approximately $246,000, compared to prior year reported revenues of approximately $513,000.  The decrease in revenues was principally the result of decreased shipments to one of our largest international customers.  Recurring maintenance contract revenues decreased slightly by approximately $7,000, or 3.7%, for the three-month period ended October 31, 2014.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current period as a result of continued challenging international economic conditions.

OEM solutions.  Sales for the OEM business segment were approximately $3,540,000, virtually unchanged from $3,588,000 in the prior year period.  Comparable OEM sales volumes were due to our continued positive relationships with existing customers as well as the expected seasonality of our customers’ businesses and their current inventory levels.  We continue to target and pursue new opportunities for our M2M technologies with both potential and existing OEM customers and believe that these efforts will generate modest growth in OEM sales and margins in the longer term.

On October 31, 2014, total backlog scheduled for delivery over the subsequent twelve months was approximately $8,674,000, a decrease of $78,000, or 0.9%, from a backlog of $8,752,000 on April 30, 2014 and a decrease of approximately $3,749,000, or 30.2%, from a backlog of $12,423,000 on October 31, 2013.  Orders received from OEMs typically specify multiple production deliveries scheduled over a defined and extended period of time.  Typically, orders for our proprietary M2M products are completed and shipped to the customer soon after orders are received.  Certain larger proprietary product orders may have specific deliveries scheduled over a longer period of time.  We anticipate that the amount of our backlog relative to our revenues will fluctuate as our mix of proprietary products and custom OEM sales varies.

The following table presents the total twelve-month backlog by business segment for the periods ended October 31, 2014, April 30, 2014, and October 31, 2013 (in thousands).

	October 31, 2014	April 30, 2014	October 31, 2013
OEM	$8,544	$8,445	$10,332
Proprietary products	130	307	2,091
Total backlog	$8,674	$8,752	$12,423

Gross margin for the three-month period ended October 31, 2014 was 35.9% of sales, or $2,329,000, compared to 41.3% of sales, or $3,025,000, for the three-month period ended October 31, 2013.  The decrease in both gross margin dollars and percentage was the result of the decrease in revenues and the product mix within each business segment.

	Three Months Ended
	(In thousands)
	October 31, 2014		October 31, 2013
Gross margin – OEM	$872	24.6%	$1,092	30.4%
Gross margin – Proprietary products	1,457	49.6%	1,937	51.8%
Total gross margin	$2,329	35.9%	$3,029	41.3%

Gross margin for the proprietary M2M products business segment was approximately 49.6% of sales, or $1,457,000, for the three-month period ended October 31, 2014 as compared to 51.7% of sales to that segment, or $1,937,000, for the three-month period ended October 31, 2013.  The decrease in gross margin percentage for the proprietary products resulted primarily from the revenue mix of proprietary product sales as compared to the previous year period.  The decrease in gross margin dollars was due to the decrease in proprietary product revenues for the period.

The gross margin for the OEM business segment was $872,000, or 24.6% of sales to that segment, for the three-month period ended October 31, 2014 compared to $1,092,000, or 30.4% of sales segment, for the prior year period.  The decrease of OEM gross margin dollars and gross margin percentage was the result of the product mix of shipments to slightly lower margin customers as compared to the previous year period.

We expect that consolidated gross margins over the next few quarters will continue within the range of 36% to 41%.  This expectation is based on our forecasted sales volumes and the mix of proprietary and OEM products and services which impacts our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $2,142,000 for the three-month period ended October 31, 2014.  This was an increase of $229,000 as compared to total SG&A expenses of $1,913,000 for the three-month period ended October 31, 2013.  SG&A expenses were 33.1% of sales for the three-month period ended October 31, 2014 as compared to 26.1% of sales for the three-month period ended October 31, 2013.

	Three Months Ended
	(In thousands)
	October 31, 2014		October 31, 2013
Research & development expenses	$550	8.5%	$498	6.8%
Selling & marketing expenses	696	10.7%	659	9.0%
General & administrative expenses	896	13.8%	756	10.3%
Total selling, general and administrative expenses	$2,142	33.1%	$1,913	26.1%

Research and development expenses increased $52,000, to $550,000, during the quarter ended October 31, 2014 as compared to the prior year period. This increase was mostly driven by higher engineering personnel-related expenses from our increased investment in engineering resources and our continuing focus on new product development and design.

Selling and marketing expenses were $696,000 for the three-month period ended October 31, 2014 and $659,000 for the three-month period ended October 31, 2013.  The $37,000 increase resulted mainly from increases in personnel costs of $124,000 and travel costs of $8,000 due to our increased investment in the number of sales and marketing personnel to expand our products’ reach into new markets and to new customers.  These increases were slightly offset by a decrease in commissions of approximately $88,000 as a result of the overall decrease in proprietary product revenues.

General and administrative expenses increased approximately $140,000 from the comparable period of the prior year.  The increase was primarily due to Merger-related expenses of approximately $160,000, which included professional fees, financial advisor fees, and legal costs.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in business development personnel, new product development, systems, and capabilities.  Additionally, costs related to the Merger are also expected to contribute to the increase in total SG&A expenses.

Operating income for the three-month period ended October 31, 2014 was approximately $187,000, a decrease of $929,000 from operating income of $1,116,000 reported for the three-month period ended October 31, 2013.

Financial expense, including interest, was $13,000 for the three-month period ended October 31, 2014 and $17,000 for the three-month period ended October 31, 2013.  During the three-month period ended October 31, 2014, there were no net borrowings on the operating line of credit.  As of October 31, 2014, there was $2,524,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $2,619,000 at October 31, 2013.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary or to meet operating capital requirements, but seek to minimize our interest expense whenever possible.

Income tax expense for the three-month period ended October 31, 2014 was approximately $94,000 compared to an income tax expense of $446,000 for the three-month period ended October 31, 2013.  The effective income tax rate was 54.0% and 40.6% for the three-month periods ended October 31, 2014 and 2013, respectively.  The increase in the effective tax rate was due to the recognition of certain income tax adjustments during the current period.

As a combined result of the above factors, our net income was $80,000, or $0.02 per diluted share, for the three-month period ended October 31, 2014 as compared to net income of $653,000, or $0.17 per diluted share, reported for the three-month period ended October 31, 2013.

Six Months Ended October 31, 2014 Compared With Six Months Ended October 31, 2013.

The following table sets forth, for the periods presented, certain statements of operations data of the Company:

	Six Months Ended
	(In thousands, except per share data)
	October 31, 2014		October 31, 2013
Revenues	$13,149	100.0%	$14,104	100.0%
Cost of revenues	8,371	63.7%	8,868	62.9%
Gross margin	4,778	36.3%	5,236	37.1%
Selling, general and administrative expenses	4,130	31.4%	3,667	26.0%
Operating income	648	4.9%	1,569	11.1%
Financial expense	(27)	(0.2%)	(32)	(0.2%)
Income before income taxes	621	4.7%	1,537	10.9%
Income tax expense	268	2.0%	620	4.4%
Net income	$353	2.7%	$917	6.5%
Net income per share – basic	$0.09		$0.24
Net income per share – diluted	$0.09		$0.23

Revenues for the six months ended October 31, 2014 were approximately $13,149,000, which was a decrease of $955,000, or 6.8%, from revenues of $14,104,000 for the six months ended October 31, 2013.

	Six Months Ended
	(In thousands)
	October 31, 2014		October 31, 2013
OEM revenues	$7,845	59.7%	$7,898	56.0%
Proprietary product revenues	5,304	40.3%	6,206	44.0%
Total Sales	$13,149	100.0%	$14,104	100.0%

Proprietary products.  Revenues from our proprietary products and services were $5,304,000 for the six-month period ended October 31, 2014, which was a $902,000, or 14.5%, decrease from sales of $6,206,000 in the prior year period.

Sales of our wireless remote monitoring solutions were approximately $3,804,000 for the six-month period ended October 31, 2014, which was a decrease of $530,000, or 12.2%, from $4,334,000 during the six-month period ended October 31, 2013.  The total decrease in revenues was primarily the result of lower shipments of our wireless remote monitoring product for the railroad industry as a result unforeseen delays in installation of units sold during the previous fiscal year which has delayed orders for new equipment.  This decrease was offset to some extent by an increase in shipments of our established M2M remote monitoring products for the oil and gas industry.  Recurring data management services revenue continues to grow as a function of the growing population of monitoring units deployed in the field.  Data management services revenue totaled approximately $717,000, an increase of $160,000, or 28.7%, from data management services revenue of $557,000 reported in the comparable period of the prior fiscal year.  We anticipate that revenues from our established remote monitoring solutions will moderately increase as compared to the current period for the remaining quarters of the 2015 fiscal year.  Increases in sales will be driven by our introduction of new M2M solutions such as the SentraLink CP, our expansion into new industrial markets, and continued increases in recurring data management services revenue.  These increases may be offset by a decrease in international sales due to the cyclical nature and timing of projects in the Middle East and the large shipments to Saudi Arabia completed in the prior year.  We continue to invest in and pursue opportunities from our sales office in the United Arab Emirates and believe that our efforts will result in additional business in the long term beyond the current fiscal year.  We continue to expect long term growth of remote monitoring products for the railroad industry with our current product as well as the introduction of new industry specific products; however, over the next few quarters we may experience a reduction in shipments following our strong introduction to the market in the previous fiscal year.

Sales of our industrial data communication solutions were approximately $546,000 for the six-month period ended October 31, 2014, which was a $50,000, or 10.1%, increase from total sales of $496,000 for the six-month period ended October 31, 2013.  The increase resulted from our continued pursuit of new customers and new applications for the Director series products, including the new RediLink series.  We will continue to invest in additional sales efforts and marketing initiatives in order to expand sales and market penetration of our industrial data communication solutions.  These additional investments are expected to grow revenues significantly for this product line over the next several quarters.

Sales of our mobile data acquisition solutions, including our Radix handheld computer hardware, peripherals, and maintenance contract revenues, were approximately $760,000 for the six-month period ended October 31, 2014. Total revenues decreased approximately $415,000, compared to prior year reported revenues of approximately $1,175,000.  The decrease in revenues was principally the result of a decrease in shipments to one of our largest international customers.  Recurring maintenance contract revenues decreased slightly by approximately $6,000, or 1.6%, for the six-month period ended October 31, 2014.  We believe that sales of Radix products and services over the next few quarters will be consistent with the current period as a result of continued challenging international economic conditions.

OEM solutions.  Sales for the OEM business segment were approximately $7,845,000, a slight decrease of $53,000, or 0.7%, from $7,898,000 in the prior year period.  The relatively comparable OEM sales volumes were due to our continued positive relationships with existing customers as well as the expected seasonality of our customers’ businesses and their current inventory levels.  We continue to target and pursue new opportunities for our M2M technologies with both potential and existing OEM customers and believe that these efforts will generate modest growth in OEM sales and margins in the longer term.

Gross margin for the six-month period ended October 31, 2014 was 36.3% of sales, or $4,778,000, compared to 37.1% of sales, or $5,236,000, for the six-month period ended October 31, 2013.  The decrease in both gross margin dollars and percentage was the result of the product mix within each business segment as well as the decrease in proprietary product revenues.

	Six Months Ended
	(In thousands)
	October 31, 2014		October 31, 2013
Gross margin – OEM	$2,115	27.0%	$2,076	26.3%
Gross margin – Proprietary products	2,663	50.2%	3,160	50.9%
Total gross margin	$4,778	36.3%	$5,236	37.1%

Gross margin for the proprietary M2M products business segment was approximately 50.2% of sales, or $2,663,000, for the six-month period ended October 31, 2014 as compared to 50.9% of sales to that segment, or $3,160,000, for the six-month period ended October 31, 2013.  The slight decrease in gross margin percentage for the proprietary products resulted primarily from the revenue mix of proprietary product sales as compared to the previous year period.  The decrease in gross margin dollars resulted from the decrease in proprietary product revenues for the period.

The gross margin for the OEM business segment was $2,115,000, or 27.0% of sales to that segment, for the six-month period ended October 31, 2014 compared to $2,076,000, or 26.3% of sales to that segment for the prior year period.  The increase of OEM gross margin dollars and gross margin percentage was the result of a favorable product mix of shipments to higher margin customers as compared to the previous year period.

We expect that consolidated gross margins over the next few quarters will continue within the range of 36% to 41%.  This expectation is based on our forecasted sales volumes and the mix of proprietary and OEM products and services which impacts our manufacturing efficiency and gross margins.

Selling, general and administrative (“SG&A”) expenses totaled approximately $4,130,000 for the six-month period ended October 31, 2014.  This was an increase of $463,000 as compared to total SG&A expenses of $3,667,000 for the six-month period ended October 31, 2013.  SG&A expenses were 31.4% of sales for the six-month period ended October 31, 2014 as compared to 26.0% of sales for the six-month period ended October 31, 2013.

	Six Months Ended
	(In thousands)
	October 31, 2014		October 31, 2013
Research & development expenses	$1,079	8.2%	$924	6.6%
Selling & marketing expenses	1,316	10.0%	1,166	8.3%
General & administrative expenses	1,735	13.2%	1,577	11.2%
Total selling, general and administrative expenses	$4,130	31.4%	$3,667	26.0%

Research and development expenses increased $155,000, to $1,079,000, during the six-month period ended October 31, 2014, as compared to the prior year period. This increase was mostly driven by higher engineering personnel related expenses from our increased investment in engineering resources and our continuing focus on new product development and design.

Selling and marketing expenses were $1,316,000 for the six-month period ended October 31, 2014 and $1,166,000 for the six-month period ended October 31, 2013.  The $150,000 increase resulted mainly from increases in personnel costs of approximately $244,000 and travel expenses of $24,000 due to our increased investment in the number of sales and marketing personnel for future expansion of our products’ reach into new markets and to new customers.  These increases were slightly offset by a decrease in independent sales commissions of approximately $109,000 as a result of a decrease in proprietary product revenues from the railroad industry.

General and administrative expenses increased approximately $158,000 from the comparable period of the prior year.  The increase was primarily due to Merger-related expenses of approximately $160,000, which included professional fees, financial advisor fees, and legal costs.

Total SG&A expenses over the next few quarters are expected to increase slightly over the previous periods as a result of our continued investments in business development, new product development, systems, and capabilities.  Additionally, costs related to the Merger are also expected to contribute to the increase in total SG&A expenses.

Operating income for the six-month period ended October 31, 2014 was approximately $648,000, a decrease of $921,000 from operating income of $1,569,000 reported for the six-month period ended October 31, 2013.

Financial expense, including interest, was $27,000 for the six-month period ended October 31, 2014 and $32,000 for the six-month period ended October 31, 2013.  During the six-month period ended October 31, 2014, there were no net borrowings on the operating line of credit.  As of October 31, 2014, there was $2,524,000 outstanding in current and long-term borrowings (Industrial Revenue Bonds) compared to $2,712,000 at October 31, 2013.  We may utilize the operating line of credit in the near term to fund increases in production activity when necessary or to meet operating capital requirements, but seek to minimize our interest expense whenever possible.

Income tax expense for the six-month period ended October 31, 2014 was approximately $268,000 compared to an income tax expense of $620,000 for the six-month period ended October 31, 2013.  The effective income tax rate was 43.1% and 40.4% for the six-month periods ended October 31, 2014 and 2013, respectively.  The increase in the effective tax rate was due to the recognition of certain income tax adjustments during the current period.

As a combined result of the above factors, our net income was $353,000, or $0.09 per diluted share, for the six-month period ended October 31, 2014 as compared to net income of $917,000, or $0.23 per diluted share, reported for the six-month period ended October 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents increased $595,000 to $1,993,000 as of October 31, 2014 compared to $1,398,000 at April 30, 2014.  This increase in cash resulted mainly from collections of accounts receivable, slightly offset by reductions of accrued expenses, purchases of equipment, and long-term debt payments.

Operating activities.  Our consolidated working capital increased approximately $593,000 during the six-month period ended October 31, 2014.  The increase resulted largely from an increase in current assets, mostly inventory, slightly offset by a decrease in current liabilities.  Operating cash receipts totaled approximately $13,912,000 and $13,880,000 during the six-month periods ended October 31, 2014 and 2013, respectively.  The increase in operating cash receipts is primarily due to the collections of accounts receivable. Total cash disbursements for operations, which include purchases of inventory and operating expenses, were approximately $13,137,000 for the six-month period ended October 31, 2014 and $14,051,000 for the six-month period ended October 31, 2013.

Investing activities.  Cash used in investing activities totaled $92,000 and $230,000 during the six-month periods ended October 31, 2014 and 2013, respectively, as we purchased less equipment in the current year-to-date period of fiscal 2015.

Financing activities.  As of October 31, 2014, we had a $6,000,000 operating line of credit that provided us and our wholly-owned operating subsidiary with short-term financing for our working capital requirements. The line of credit’s borrowing capacity is calculated as a specified percentage of accounts receivable and inventory on a monthly basis and expires on October 30, 2016.  As of October 31, 2014, there were no borrowings outstanding on the operating line of credit. The total amount of borrowing base for the line of credit as of October 31, 2014 was approximately $5,003,000.  It is secured by accounts receivable and inventory and accrues interest at a performance-based rate that is based on the prime rate (3.25% at October 31, 2014) plus/minus 0.5%.  The interest rate actually assessed is determined by our debt-to-tangible net worth ratio. The rate as of October 31, 2014 of 2.75% was the lowest rate allowed under the amended terms of the operating line of credit.  The loan agreement has various covenants, including a financial covenant pertaining to the maintenance of total tangible net worth and a required debt service coverage ratio.  As of October 31, 2014 we were in compliance will all covenants.

Cash used in financing activities for the six-month period ended October 31, 2014 was $87,000.  Payments on long-term debt were approximately $95,000 while cash provided by the exercise of stock options during the period totaled approximately $8,000.  For the six-month period ended October 31, 2013, financing activities included $92,000 of cash used for payments on long-term debt while purchases of common stock during the period for the stock repurchase program totaled $484,000.  There were also some stock options exercised during the six-month period ended October 31, 2013, which totaled $14,000.

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

Inventory Valuation.  Our inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market value.  Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other market considerations.  We make provisions for estimated excess and obsolete inventory based on our quarterly reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers.  We review our inventory in detail on a quarterly basis utilizing multiple annual time horizons ranging from 24-months to 60-months.  Individual part numbers that have not been used within each of the time horizons are examined by manufacturing personnel for obsolescence, excess and market value.  Parts that are not identified for common use or are unique to a former customer or application are categorized as obsolete and are allowed for as part of our quarterly inventory write-down.  If actual market conditions or our customers’ product demands are less favorable than those projected, additional inventory write-downs may be required.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Shiva Y. Stein v. Elecsys Corporation (Case No. 14CV07182).  A purported class action complaint relating to the Merger was filed on November 12, 2014 by Shiva Y. Stein in the District Court of Johnson County, Kansas on behalf of putative classes of the Company’s public stockholders.  The complaint names as defendants the members of the Company’s Board of Directors (the “Board”), the Company, Lindsay Corporation and Matterhorn Merger Sub, Inc.  The case generally alleges that members of the Board breached their fiduciary duties to the Company’s stockholders with respect to the Merger Agreement, and that the other defendants aided and abetted that breach.

The case seeks, among other things, injunctive relief preventing the consummation of the merger, damages and an award of plaintiff’s expenses and attorneys’ fees.  The outcome of this lawsuit is uncertain.  The Company and the Board believe that the claims asserted in the suit are without merit and intend to defend themselves vigorously against the claims.

Steven Latoski v. Elecsys Corporation (Case No. 14CV07472).  A purported class action complaint relating to the Merger was filed on November 26, 2014 by Steven Latowski in the District Court of Johnson County, Kansas on behalf of putative classes of the Company’s public stockholders.  The complaint names as defendants the members of the Board, the Company, Lindsay Corporation and Matterhorn Merger Sub, Inc.  The case generally alleges that members of the Board breached their fiduciary duties to the Company’s stockholders with respect to the Merger Agreement, and that the other defendants aided and abetted that breach.

The case seeks, among other things, injunctive relief preventing the consummation of the merger, damages and an award of plaintiff’s expenses and attorneys’ fees.  The outcome of this lawsuit is uncertain.  The Company and the Board believe that the claims asserted in the suit are without merit and intend to defend themselves vigorously against the claims.

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

ELECSYS CORPORATION

December 15, 2014	/s/ Karl B. Gemperli
Date	Karl B. Gemperli
President and Chief Executive Officer
(Principal Executive Officer)

December 15, 2014	/s/ Todd A. Daniels
Date	Todd A. Daniels
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item	Description

10.1	Fifth Amendment to Secured Loan Agreement dated October 30, 2014 with UMB Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Section 1350 Certification of President and Chief Executive Officer (Principal Executive Officer).

32.2	Section 1350 Certification of Vice President and Chief Financial Officer (Principal Financial and Accounting Officer).

101	The following information from Elecsys Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i) the Consolidated Balance Sheet,
(ii) the Consolidated Statement of Operations,
(iii) the Consolidated Statement of Stockholders’ Equity,
(iv) the Consolidated Statement of Cash Flows, and
(v) the Notes to the Consolidated Financial Statements.